Form 10-Q
period 2016-09-30
NIOCORP DEVELOPMENTS LTD
filed 2016-11-14
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 000-55710

NioCorp Developments Ltd.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-1262185
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

7000 South Yosemite Street, Suite 115
Centennial, CO	80112
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code: (604) 638-3246

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Small Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2016, the registrant had 184,626,976 Common Shares outstanding.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	September 30, 2016	June 30, 2016
ASSETS
Current
Cash		$1,724	$4,412
Restricted cash	4	500	-
Receivables		5	5
Prepaid expenses		66	101
Total current assets		2,295	4,518
Non-current
Deposits		65	65
Available for sale securities at fair value		43	32
Equipment		12	14
Mineral interests		10,617	10,617
Total assets		$13,032	$15,246

LIABILITIES
Current
Accounts payable and accrued liabilities		$1,740	$1,256
Related party loan	7	1,000	1,000
Total current liabilities		2,740	2,256
Convertible debt	5	6,279	6,466
Derivative liability, convertible debt	5	247	330
Total liabilities		9,266	9,052
SHAREHOLDERS' EQUITY
Common stock, unlimited shares authorized; shares outstanding: 180,598,219 and 180,467,990, respectively	6	58,465	58,401
Additional paid-in capital		8,847	8,630
Accumulated deficit		(62,997)	(60,222)
Accumulated other comprehensive loss		(549)	(615)
Total equity		3,766	6,194
Total liabilities and equity		$13,032	$15,246

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended September 30,
	Note	2016	2015
Operating expenses
Consulting		$-	$64
Depreciation		2	2
Employee related costs		540	338
Finance costs		-	12
Professional fees		333	33
Exploration expenditures	8	1,970	1,964
Other operating expenses		135	226
Total operating expenses		2,980	2,639
Change in financial instrument fair value	5	(296)	(29)
Foreign exchange loss		33	150
Interest expense		69	53
Gain on available for sale securities		(11)	(6)
Loss before income taxes		2,775	2,807
Income tax benefit		-	-
Net loss		$2,775	$2,807

Other comprehensive loss:
Net loss		$2,775	$2,807
Other comprehensive gain:
Reporting currency translation		(66)	(234)
Total comprehensive loss		$2,709	$2,573

Loss per common share, basic and diluted		$0.02	$0.02

Weighted average common shares outstanding		180,530,068	157,599,039

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.

Condensed Consolidated Statement of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the three months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(2,775)	$(2,807)
Adjustments for:
Depreciation	2	2
Change in financial instrument fair value	(296)	(29)
Unrealized gain on available-for-sale investments	(11)	(6)
Accretion of convertible debt	46	-
Foreign exchange loss	124	279
Share-based compensation	218	57
	(2,692)	(2,504)
Change in non-cash working capital items:
Receivables	-	(1)
Prepaid expenses	34	11
Accounts payable and accrued liabilities	411	336
Net cash used in operating activities	(2,247)	(2,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash funding	(500)	-
Acquisition of equipment	-	(2)
Net cash used in investing activities	(500)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	64	901
Issuance of convertible debt, net of issuance costs	-	654
Related party debt draws	-	500
Net cash provided by financing activities	64	2,055
Exchange rate effect on cash	(5)	(112)
Change in cash during the period	(2,688)	(217)
Cash, beginning of period	4,412	753
Cash, end of period	$1,724	$536

Supplemental cash flow information:
Amounts paid for interest	$16	$-
Amounts paid for income taxes	$-	$-
Non-cash financing transaction	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except share data) (unaudited)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in		Comprehensive
	Outstanding	Stock	Capital	Deficit	Loss	Total

Balance, July 1, 2015	156,420,334	$47,617	$7,250	$(48,814)	$(1,042)	$5,011
Exercise of warrants	12,549,309	5,838	-	-	-	5,838
Exercise of options	1,415,000	405	-	-	-	405
Fair value of broker warrants granted	-	-	15	-	-	15
Fair value of Lind Warrants granted	-	-	620	-	-	620
Private placement - January 2016	9,074,835	3,750	-	-	-	3,750
Debt conversions	1,008,512	638				638
Share issuance costs	-	(151)	-	-	-	(151)
Fair value of stock options exercised	-	304	(304)	-	-	-
Share-based payments	-	-	1,049	-	-	1,049
Reporting currency presentation	-	-	-	-	427	427
Loss for the year	-	-	-	(11,408)	-	(11,408)
Balance, June 30, 2016	180,467,990	$58,401	$8,630	$(60,222)	$(615)	$6,194

Exercise of warrants	130,229	64	-	-	-	64
Share-based payments	-	-	217	-	-	217
Reporting currency presentation	-	-	-	-	66	66
Loss for the period	-	-	-	(2,775)	-	(2,775)
Balance, September 30, 2016	180,598,219	$58,465	$8,847	$(62,997)	$(549)	$3,766

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

1.	DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (the “Company”) was incorporated on February 27, 1987 under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in North America, specifically, the Elk Creek Niobium/Scandium/Titanium property (the “Elk Creek Project”) located in Southeastern Nebraska.

These financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors.

2.	BASIS OF PREPARATION

a)	Basis of Preparation and Consolidation

The accompanying unaudited interim condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these consolidated interim financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2016.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at September 30, 2016 and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2016. The interim results are not necessarily indicative of results for the full year ending June 30, 2017, or future operating periods.

b)	Recent Accounting Standards

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have a material impact on the financial statement presentation of the Company.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

3.	GOING CONCERN ISSUES

The Company incurred a loss of $2,775 for the three months ended September 30, 2016 (2015 - $2,807), and has an accumulated deficit of $62,997 as of September 30, 2016. In addition, the Company has a working capital deficiency of $445 as of September 30, 2016. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures is dependent on Management’s ability to secure additional financing. Management is actively pursuing such additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. These consolidated financial statements do not give effect to any adjustments required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

4.	RESTRICTED CASH

Restricted cash represents amounts held in escrow to secure payment of feasibility study work. On October 5, 2016, $235 of these funds were released back to the Company. Under the terms of the escrow agreement, the balance of $265 will be drawn against outstanding accounts payable once certain project milestones are met.

5.	CONVERTIBLE DEBT

	As of
	September 30, 2016	June 30, 2016
Convertible Notes	$501	$475
Convertible Security	5,778	5,991
	$6,279	$6,466

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

Convertible Notes

Changes in the Notes balance are comprised of the following:

Convertible Notes
Balance, June 30, 2016	$475
Accreted interest, net of interest paid	26
Balance, September 30, 2016	$501

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Balance, June 30, 2016	$330
Change in fair value of derivative liability	(83)
Balance, September 30, 2016	$247

Lind Partners Convertible Security Funding

Changes in the Convertible Security balance are comprised of the following:

Convertible Security
Opening balance	$5,991
Conversions	-
Change in fair market value	(213)
Balance, September 30, 2016	$5,778

The Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance as of September 30, 2016.

6.	COMMON STOCK

a)	Stock Options

The Company has a rolling stock option plan (the “Plan”) whereby the Company may grant stock options to executive officers and directors, employees, and consultants at an exercise price to be determined by the board of directors, provided the exercise price is not lower than the market value on the date of grant. The Plan provides for the issuance of up to 10% of the Company’s issued common shares as at the date of grant with each stock option having a maximum term of five years. The board of directors has the exclusive power over the granting of options and their vesting provisions.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2016	11,465,000	$0.69
Granted	710,000	0.96
Exercised	-	-
Cancelled/expired	-	-
Balance, September 30, 2016	12,175,000	$0.71

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

The following table summarizes the information and assumptions used to determine option costs for the three-month period ended September 30, 2016:

Fair value per option granted during the period (C$)	$0.50
Risk-free interest rate	0.75%
Expected dividend yield	0%
Expected stock price volatility (historical basis)	97.2%
Expected option life in years	2.15

The following table summarizes information about stock options outstanding at September 30, 2016:

Exercise price (C$)	Expiry date	Number outstanding	Aggregate Intrinsic Value (C$000s)	Number exercisable	Aggregate Intrinsic Value (C$000s)
$0.50	May 9, 2017	370,000	$115	370,000	$115
$0.62	January 19, 2021	5,575,000	1,059	2,787,500	530
$0.65	May 20, 2017	50,000	8	50,000	8
$0.65	July 28, 2017	1,250,000	200	1,250,000	200
$0.76	September 2, 2017	500,000	25	500,000	25
$0.80	December 22, 2017	3,220,000	32	3,220,000	32
$0.94	April 28, 2018	500,000	-	375,000	-
$0.96	July 21, 2021	710,000	-	-	-
Balance September 30, 2016		12,175,000	$1,439	8,552,500	$910

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$0.81 as of September 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2016 was 8,177,500.

As of September 30, 2016, there was $380 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of approximately 1.25 years.

b)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted average exercise price (C$)
Balance June 30, 2016	22,733,685	$0.74
Granted	-	-
Exercised	(130,229)	0.65
Expired	-	-
Balance, September 30, 2016	22,603,456	$0.74

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

At September 30, 2016, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price (C$)	Expiry Date
7,431,261	$0.65	November 10, 2016
182,910	0.85	February 27, 2017
2,714,000	1.00	February 27, 2017
3,125,000	0.72	December 22, 2018
9,150,285	0.75	January 19, 2019
22,603,456

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Related party loan represents the amount outstanding on a loan with Mark Smith, Chief Executive Officer and Executive Chairman of NioCorp. The loan is due June 17, 2017, bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement, and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. As of September 30, 2016, accounts payable and accrued liabilities included interest payable to Mr. Smith of $80.

8.	Exploration Expenditures

	For the three months ended September 30,
	2016	2015
Technical studies and engineering	$519	$1,416
Field management and other	234	168
Drilling	-	281
Metallurgical development	1,190	85
Geologists and field staff	27	14
Total	$1,970	$1,964

9.	Fair Value Measurements

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized in income.

Financial instruments including receivables, accounts payable and accrued liabilities, and related party loans are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at September 30, 2016 and June 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and included situations where there is little, if any, market activity for the instrument:

	As of September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,724	$1,724	$-	$-
Available for sale securities	43	43	-	-
Total	$1,767	$1,767	$-	$-
Liabilities:
Convertible debt	$5,778	$-	$-	$5,778
Derivative liability, convertible debt	247	-	-	247
	$6,025	$-	$-	$6,025

	As of June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,412	$4,412	$-	$-
Available for sale securities	32	32	-	-
Total	$4,444	$4,444	$-	$-
Liabilities:
Convertible debt	$5,991	$-	$-	$5,991
Derivative liability, convertible debt	330	-	-	330
	$6,321	$-	$-	$6,321

The Company measures the fair market value of the Level 3 components using the Black-Scholes model and discounted cash flows, as appropriate. These models are prepared by a third party and take into account management's best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock's volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible debt.

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy:

Beginning balance	$6,321
Conversions to equity	-
Realized and unrealized losses	(296)
Ending balance	$6,025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction our unaudited condensed interim consolidated financial statements as at and for the three months ended September 30, 2016 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See section heading “Note Regarding Forward-Looking Statements” below.

All currency amounts are stated in thousands of U.S. dollars unless noted otherwise.

As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company,” “NioCorp” and “us” refer to NioCorp Developments Ltd. and its subsidiaries collectively.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the United States Exchange Act of 1934, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements”. Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to:

•	risks related to our ability to operate as a going concern;

•	risks related to our requirement of significant additional capital;

•	risks related to our limited operating history;

•	risks related to our history of losses;

•	risks related to cost increases for our exploration and, if warranted, development projects;

•	risks related to our properties being in the exploration stage;

•	risks related to mineral exploration and production activities;

•	risks related to our lack of mineral production from our properties;

•	risks related to estimates of mineral resources;

•	risks related to changes in mineral resource estimates;

•	risks related to differences in United States and Canadian reserve and resource reporting;

•	risks related to our exploration activities being unsuccessful;

•	risks related to our ability to obtain permits and licenses for production;

•	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;

•	risks related to proposed legislation that may significantly affect the mining industry;

•	risks related to land reclamation requirements;

•	risks related to competition in the mining industry;

•	risks related to equipment and supply shortages;

•	risks related to current and future joint ventures and partnerships;

•	risks related to our ability to attract qualified management;

•	risks related to the ability to enforce judgment against certain of our Directors;

•	risks related to currency fluctuations;

•	risks related to claims on the title to our properties;

•	risks related to surface access on our properties;

•	risks related to potential future litigation;

•	risks related to our lack of insurance covering all our operations;

•	risks related to our status as a “passive foreign investment company” under US federal tax code;

•	risks related to the Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules; and

•	risks related to our debt.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed under the heading “Risk Factors” of our Registration Statement on Form S-1, as filed with the SEC on September 2, 2016, as amended September 22, 2016, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

The Company’s forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations and opinions of management as of the date of this report. The Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law. For the reasons set forth above, investors should not attribute undue certainty to or place undue reliance on forward-looking statement

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium/Scandium/Titanium exploration project. Niobium is used to produce HSLA steel, which is a lighter, stronger steel used in automotive, structural, and pipeline applications. Scandium can be combined with Aluminum to make an alloy with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells. Titanium is a key component of pigments used in paper, paint, and plastics, and is also used for aerospace applications, armor, and medical implants.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs and complete a feasibility study for the Elk Creek Project followed by project construction, commissioning and operations. Subject to delivering a positive feasibility study for the Elk Creek Project, we intend to secure the project financing necessary to complete the development and construction of the Elk Creek Project.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1.0 billion in annual gross revenue and did not have such amount as of June 30, 2016, being the last day of our fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1.0 billion or (ii) we issue more than $1.0 billion in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company under the JOBS Act, we have elected to opt out of the extended transition period for complying with new or revised standards pursuant to Section 107(b) of the Act. The election is irrevocable.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management's assessment of its internal controls.

•	Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A (a) and (b) of the Securities Exchange Act of 1934.

Recent Corporate Events

On July 1, 2016, we appointed Neal Shah as our Chief Financial Officer. Mr. Shah had served as our Interim Chief Financial Officer since April of 2015. Prior to that, he was our Vice President of Finance.

On July 13, 2016, we announced that the first sample of scandium material had been produced from our Elk Creek, Nebraska resource. The sample was produced during the on-going bench testing and optimization program of the company’s scandium recovery operations at SGS in Lakefield, Ontario. The scandium precipitate was produced through a process that is a precursor to the commercial process that will make higher-purity commercial grade scandium trioxide.

On September 8, 2016, we announced the successful completion of a Jurisdictional Determination (JD) process with the US Army Core of Engineers (ACOE) for the Elk Creek Project. The JD issued by the ACOE identifies wetlands and streams within the Elk Creek Project’s footprint that are considered Waters of the US (WOTUS) and are therefore regulated under the federal Clean Water Act. The Elk Creek Project, as laid out in the Company’s October 15 Preliminary Economic Assessment (PEA), was designed to minimize impacts on WOTUS wetlands and streams. The JD reinforced our belief that there are no WOTUS wetlands and streams in the immediate footprint of the Elk Creek Project’s mine infrastructure and surface production facilities.

On September 9, 2016, we announced that the former Lt. Governor of Nebraska, Lavon Heidemann, had joined the NioCorp team as a Business Development Consultant. Mr. Heidemann, who farms near the site of NioCorp’s Elk Creek Project, will assist NioCorp on a consulting basis in various aspects of moving the Elk Creek Superalloy Materials Project to commercial operation. Mr. Heidemann’s primary focus will be on developing business opportunities and the support infrastructure in the Southeast Nebraska area for NioCorp’s proposed project.

Financial and Operating Results

The Company continues to expense all expenditures when incurred, with the exception of equipment, which is capitalized.  The Company has no revenues from mining operations.  Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

	For the three months ended September 30,
	2016	2015
Operating expenses:
Consulting	$-	$64
Depreciation	2	2
Employee-related costs	540	338
Finance costs	-	12
Professional fees	333	33
Exploration expenditures	1,970	1,964
Other operating expenses	135	226
Total operating expenses	2,980	2,639

Change in financial instrument fair value	(296)	(29)
Foreign exchange loss	33	150
Interest expense	69	53
(Gain) on available for sale securities	(11)	(6)
Income tax expense	-	-
Net Loss	$2,775	$2,807

Overall, the increase in operating expenses is primarily related to professional fees incurred in connection with the Company’s initial registration statement with the Securities and Exchange Commission. The Company expects that professional fees through the remainder of the fiscal year will continue to be higher than historical periods as the Company transitions to being a reporting issuer with the United States Securities and Exchange Commission.

Other significant items affecting operating expenses are noted below:

Employee related costs increased primarily due to increased share-based compensation costs reflecting the timing and amount of stock option grants, as well as the impact of additional headquarters personnel costs to support increased financing efforts and general operational activities.

Exploration expenditures increased slightly, reflecting the timing of expenditures at the Elk Creek Project. 2016 expenditures primarily related to project engineering and metallurgical bench and pilot plant testwork in support of our feasibility study, while 2015 costs were directed towards engineering costs in support of the Preliminary Economic Assessment studies that were completed that year. The Company expects exploration spending levels to remain in line with first quarter spending through the completion of the feasibility study. The following table provides additional details on exploration expense by period:

	Three months ended September 30,
	2016	2015
Technical studies and engineering	$519	$1,416
Field management and other	234	168
Drilling, sampling and assaying	-	281
Metallurgical	1,190	85
Geologists and field staff	27	14
Total	$1,970	$1,964

Other operating expenses include investor relations, general office expenditures, stock and proxy expenditures and other miscellaneous costs. The decline in expenditures was related to financing-related costs incurred in 2015.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of the Convertible Security, which is carried at Fair value, as well as changes in the market value of the derivative liability component of the Notes.

Foreign exchange (gain) loss is primarily due to changes in the United States dollar (“USD”) against the Canadian dollar (“CAD”), and reflects the timing of foreign currency transactions and subsequent changes in exchange rates. The impacts in both periods primarily relates to the USD-denominated Convertible Security, which is recorded on the Canadian parent company books.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements and the exercise of incentive stock options and share purchase warrants. We believe that we will be able to secure additional private placements financings in the future, although we cannot predict the size or pricing of any such financings. In addition, we can raise funds through the sale of interests in our mineral properties, although current market conditions have substantially reduced the number of potential buyers/acquirers of any such interest(s). This situation is unlikely to change until such time as we can develop a bankable feasibility study. When acquiring an interest in mineral properties through purchase or option we will sometimes issue Common Shares to the vendor or optionee of the property as partial or full consideration for the property interest in order to conserve our cash.

As of September 30, 2016, the Company had cash of $1.7 million and a working capital deficiency of $0.4 million, compared to cash of $4.4 million and working capital of $2.3 million on June 30, 2016. This change in working capital is the result of our continued work towards completion of a feasibility study for the Elk Creek Project, primarily related to project engineering and metallurgical development.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are $6.7 million until June 30, 2017. Burn rate averages to approximately $745 per month where approximately $275 is for administrative purposes and approximately $470 is for planned exploration expenditures related to the completion of the feasibility study, permitting efforts, and third party consultants until June 30, 2017. We currently have sufficient cash on hand to meet these planned expenditures for approximately the next two to three months (December 2016 - January 2017). The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing on or prior to December 2016. The Company anticipates that it will need to raise of minimum of $3.2 to $6.2 million to continue planned operations for the next twelve months. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Exploration expenditure commitments (for example, lease payments) are $125 until June 30, 2017 and planned exploration and development activities are approximately $3.8 million until June 30, 2017. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2017, the Company will require additional financing during 2016-2017. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all of our presently planned exploration and development activities at the Elk Creek Project on its currently anticipated scheduling.

We currently have no further funding commitments or arrangements for additional financing at this time (other than the potential exercise of options and warrants) and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty that we will be able to secure any additional financing in the current equity markets. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of common shares, warrants, subscription receipts or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten offerings, at-the-market offerings, registered direct offerings or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arms-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then current market price of the Company’s securities and will likely be dilutive to current shareholders.

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2016, disclose a “going concern” qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

We have no exposure to any asset-backed commercial paper. Other than cash held by its subsidiaries for their immediate operating needs in Colorado and Nebraska, all of our cash reserves are on deposit with major United States and Canadian chartered banks. We do not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions. However, in order to achieve greater security for the preservation of its capital, we have, of necessity, been required to accept lower rates of interest, which has also lowered our potential interest income.

Operating Activities

During the three months ended September 30, 2016, the Company's operating activities consumed $2.2 million of cash (2015: $2.1 million). The cash used in operating activities for 2016 reflects the Company's funding of losses of $2.7 million offset by minor non-cash adjustments and changes in non-cash working capital items. Overall, operational outflows were consistent between the periods. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Cash Flow Considerations

As of September 30, 2016, the Company had cash of $1.7 million and working capital deficiency of $0.4 million, compared to cash of $4.4 million and working capital of $2.3 million on June 30, 2016. This change in working capital is the result of our continued work towards completion of a feasibility study for the Elk Creek Project, primarily related to project engineering and metallurgical development.

The Company has historically relied upon equity financings to satisfy its capital requirements and will continue to depend heavily upon equity capital to finance its activities. The Company may pursue debt financing in the medium term if it is able to procure such financing on terms more favorable than available equity financing, however there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

The Company has limited financial resources compared to its proposed expenditures, no source of operating income and no assurance that additional funding will be available to it for current or future projects, although the Company has been successful in the past in financing its activities through the sale of equity securities.

The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions and its success in developing the Elk Creek Project. Any quoted market for the Company's shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating revenue, cash flows or earnings, and any depression of the trading price of the Company’s Common Shares could impact its ability to obtain equity financing on acceptable terms.

Historically, the Company has used net proceeds from issuances of Common Shares to provide sufficient funds to meet its near-term exploration and development plans and other contractual obligations when due. However, further development and construction of the Elk Creek Project will require substantial additional capital resources. This includes near-term funding and, ultimately, funding for project construction and other costs. See “Financing” above for greater detail on the Company’s recent equity financings and discussion of arrangements related to possible future debt financing(s).

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Tabular Disclosure of Contractual Obligations” as of June 30, 2016 in our registration statement on Form S-1 (333-213451) filed on September 2, 2016, as amended September 22, 2016.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies” as of June 30, 2016 in our registration statement on Form S-1 (333-213451) filed on September 2, 2016, as amended September 22, 2016.

Certain U.S. Federal Income Tax Considerations

The Company has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s registration statement on Form S-1 (333-213451) filed on September 2, 2016, as amended September 22, 2016, under the heading “Certain United States Federal Income Tax Considerations.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company’s exposure to changes in market interest rates, relates primarily to the Company’s earned interest income on cash deposits and short term investments. The Company maintains a balance between the liquidity of cash assets and the interest rate return thereon. The carrying amount of financial assets, net of any provisions for losses, represents the Company’s maximum exposure to credit risk.

Foreign currency exchange risk

The company incurs expenditures in both U.S. and Canadian dollars. Canadian dollar expenditures are primarily related to metallurgical-related exploration expenses, as well as certain common share-related costs and professional services. As a result, currency exchange fluctuations may impact the costs of our operating activities. To reduce this risk, we maintain sufficient cash balances in Canadian dollars to fund expected near-term expenditures.

Commodity price risk

The Company is exposed to commodity price risk related to the elements associated with the Elk Creek Project. A significant decrease in the global demand for these elements may have a material adverse effect on our business. The Elk Creek project is not in production, and the Company does not currently hold any commodity derivative positions.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended September 30, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. The effectiveness of our or any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance that the objectives of the system will be met and is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating controls and procedures and the assumptions used in identifying the likelihood of future events.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth under the heading “Risk Factors” in our Registration Statement on Form S-1/A filed with the SEC on September 22, 2016, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth sales of unregistered equity securities in the period covered by this Quarterly Report on Form 10-Q.

Date	Description (A)	Number	Purchaser	Proceeds (C$)		Consideration	Exemption (B)
July 2016	Common Shares	35,000	Private Investor	C$	22,750	Cash	Private Offering
August 2016	Common Shares	77,047	Private Investor		50,081	Cash	Private Offering
September 2016	Common Shares	18,182	Private Investor		11,818	Cash	Private Offering

A – Warrants with an exercise price of C$0.65 with an expiration date of November 10, 2016

B – “Private Offering” above means that the common shares were offered and sold to private investors pursuant to exemptions from the registration requirements under the United States Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof and Rule 506 of Regulation D under the Securities Act for issuances inside the United States and by Rule 903 of Regulation S under the Securities Act for issuances outside the United States, on the basis of representations and warranties of the private investors provided to the Company at the time of exercise regarding certain factual matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2016, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles dated January 27, 2015
4.1# (1)	Option Plan
4.2(1)	Special Warrant Indenture in respect of 2014 Special Warrants
4.3(1)	Special Warrant Indenture in respect of 2015 Special Warrants
4.4(1)	Warrant Indenture in respect of the 2014 Warrants
4.5(1)	Warrant Indenture in respect of the 2015 Warrants
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension- Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

#	Management compensation plan, arrangement or agreement.
(1)	Previously filed as an exhibit to the Company’s draft registration statement on Form S-1 submitted to the Commission on July 27, 2016 and incorporated herein by reference.
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at September 30, 2016 and June 30, 2016, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2016 and 2015, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2016 and 2015, (iv) the Condensed Interim Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2016 and 2015, (v) the Notes to the Condensed Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2016

IINDEX TO EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles dated January 27, 2015
4.1#(1)	Option Plan
4.2(1)	Special Warrant Indenture in respect of 2014 Special Warrants
4.3(1)	Special Warrant Indenture in respect of 2015 Special Warrants
4.4(1)	Warrant Indenture in respect of the 2014 Warrants
4.5(1)	Warrant Indenture in respect of the 2015 Warrants
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension- Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

#	Management compensation plan, arrangement or agreement.
(1)	Previously filed as an exhibit to the Company’s draft registration statement on Form S-1 submitted to the Commission on July 27, 2016 and incorporated herein by reference.
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at September 30, 2016 and June 30, 2016, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2016 and 2015, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2016 and 2015, (iv) the Condensed Interim Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2016 and 2015, (v) the Notes to the Condensed Interim Consolidated Financial Statements

