Form 10-Q
period 2016-12-31
NIOCORP DEVELOPMENTS LTD
filed 2017-02-03
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 000-55710

NioCorp Developments Ltd.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-1262185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7000 South Yosemite Street, Suite 115 Centennial, CO (Address of Principal Executive Offices)	80112 (Zip code)

Registrant’s telephone number, including area code: (855) 264-6267

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

Yes ☐     No ☒

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

As of February, 3, 2017, the registrant had 186,366,100 Common Shares outstanding.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.
Condensed Consolidated Balance Sheets
(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	December 31, 2016	June 30, 2016
ASSETS
Current
Cash		$729	$4,412
Restricted cash	4	265	-
Receivables		5	5
Prepaid expenses		31	101
Total current assets		1,030	4,518
Non-current
Deposits		64	65
Available for sale securities at fair value		37	32
Equipment		10	14
Mineral interests		10,617	10,617
Total assets		$11,758	$15,246

LIABILITIES
Current
Accounts payable and accrued liabilities		$2,073	$1,256
Related party loan	7	1,000	1,000
Convertible debt, current	5	4,827	-
Total current liabilities		7,900	2,256
Convertible debt, net of current	5	530	6,466
Derivative liability, convertible debt	5	173	330
Total liabilities		8,603	9,052

SHAREHOLDERS' EQUITY
Common stock, unlimited shares authorized; shares outstanding: 185,598,129 and 180,467,990, respectively	6	61,059	58,401
Additional paid-in capital		9,024	8,630
Accumulated deficit		(66,544)	(60,222)
Accumulated other comprehensive loss		(384)	(615)
Total equity		3,155	6,194
Total liabilities and equity		$11,758	$15,246

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2016	2015	2016	2015
Operating expenses
Consulting		$1	$67	$1	$131
Depreciation		2	2	4	4
Employee related costs		496	182	1,036	520
Finance costs		-	266	-	278
Professional fees		279	89	612	122
Exploration expenditures	8	2,397	432	4,367	2,396
Other operating expenses		175	265	310	491
Total operating expenses		3,350	1,303	6,330	3,942
Change in financial instrument fair value	5	(39)	1,398	(335)	1,369
Foreign exchange loss		160	47	193	197
Interest expense		71	88	140	141
Gain on available for sale securities		5	-	(6)	(6)
Loss before income taxes		3,547	2,836	6,322	5,643
Income tax benefit		-	-	-	-
Net loss		$3,547	$2,836	$6,322	$5,643

Other comprehensive loss:
Net loss		$3,547	$2,836	$6,322	$5,643
Other comprehensive gain:
Reporting currency translation		(165)	(717)	(231)	(951)
Total comprehensive loss		$3,382	$2,119	$6,091	$4,692

Loss per common share, basic		$0.02	$0.02	$0.03	$0.04

Weighted average common shares outstanding		183,625,989	158,287,652	182,078,028	157,943,346

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.
Condensed Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars) (unaudited)

	For the six months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(6,322)	$(5,643)
Non-cash elements included in net loss:
Depreciation	4	4
Change in financial instrument fair value	(335)	1,369
Unrealized gain on available-for-sale investments	(6)	(6)
Accretion of convertible debt	108	38
Foreign exchange loss	174	260
Share-based compensation	394	68
	(5,983)	(3,910)
Change in working capital items:
Receivables	-	10
Prepaid expenses	68	39
Accounts payable and accrued liabilities	842	(3,114)
Net cash used in operating activities	(5,073)	(6,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash funding	(265)	-
Acquisition of equipment	-	(2)
Net cash used in investing activities	(265)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	1,675	926
Stock subscriptions	-	2,321
Issuance of convertible debt	-	4,800
Related party debt draws	-	600
Net cash provided by financing activities	1,675	8,647
Exchange rate effect on cash	(20)	(30)
Change in cash during the period	(3,683)	1,640
Cash, beginning of period	4,412	753
Cash, end of period	$729	$2,393

Supplemental cash flow information:
Amounts paid for interest	$32	$-
Amounts paid for income taxes	$-	$-
Non-cash financing transaction	$983	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(expressed in thousands of U.S. dollars, except share data) (unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total

Balance, July 1, 2015	156,420,334	$47,617	$7,250	$(48,814)	$(1,042)	$5,011
Exercise of warrants	12,549,309	5,838	-	-	-	5,838
Exercise of options	1,415,000	405	-	-	-	405
Fair value of broker warrants granted	-	-	15	-	-	15
Fair value of Lind Warrants granted	-	-	620	-	-	620
Private placement - January 2016	9,074,835	3,750	-	-	-	3,750
Debt conversions	1,008,512	638				638
Share issuance costs	-	(151)	-	-	-	(151)
Fair value of stock options exercised	-	304	(304)	-	-	-
Share-based payments	-	-	1,049	-	-	1,049
Reporting currency presentation	-	-	-	-	427	427
Loss for the year	-	-	-	(11,408)	-	(11,408)
Balance, June 30, 2016	180,467,990	$58,401	$8,630	$(60,222)	$(615)	$6,194

Exercise of warrants	3,447,137	1,675	-	-	-	1,675
Debt conversions	1,683,002	983				983
Share-based payments	-	-	394	-	-	394
Reporting currency presentation	-	-	-	-	231	231
Loss for the period	-	-	-	(6,322)	-	(6,322)
Balance, December 31, 2016	185,598,129	$61,059	$9,024	$(66,544)	$(384)	$3,155

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

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

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing, and maintaining continued support from its shareholders and creditors.

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

In the opinion of Management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at December 31, 2016, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2016. The interim results are not necessarily indicative of results for the full year ending June 30, 2017, or future operating periods.

b)	Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption would be permitted but not before annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, to disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company adopted this standard during the three-month period ended December 31, 2016, and the adoption of this standard had no material impacts on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations, and liquidity.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash. The standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation of restricted cash (if any), the adoption of this new guidance is not expected to have an impact on our financial statements.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, convertible debt valuations and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

3.	GOING CONCERN ISSUES

The Company incurred a loss of $6,322 for the six months ended December 31, 2016 (2015 - $5,643), and has an accumulated deficit of $66,544 as of December 31, 2016. In addition, the Company has a working capital deficiency of $6,870 as of December 31, 2016. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company's ability to continue as a going concern.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

4.	RESTRICTED CASH

Restricted cash represents amounts held in escrow to secure payment of work related to the Company’s Elk Creek Project feasibility study. Under the terms of the escrow agreement, the balance of $265 will be drawn against outstanding accounts payable once certain project milestones are met.

5.	CONVERTIBLE DEBT

	As of
	December 31, 2016	June 30, 2016
Current:
Convertible Security	$4,827	$-
Long Term, net of current:
Convertible Security	$-	$5,991
Convertible Notes	530	475
	$530	$6,466

Convertible Security Funding

Changes in the Lind Partners Asset Management IV, LLC (“Lind”) convertible security (the “Convertible Security”) balance are comprised of the following:

Convertible Security
Balance, June 30, 2016	$5,991
Conversions, at fair value	(983)
Change in fair market value	(181)
Balance, December 31, 2016	$4,827

The Convertible Security is convertible into Common Shares of the Company at a conversion price equal to 85% of the volume weighted average trading price of the Common Shares (in Canadian dollars) on the TSX for the five consecutive trading days immediately prior to the date on which the Lind provides the Company with notice of its intention to convert an amount of the Convertible Security from time to time. During the three-month period ended December 31, 2016, $825 face value of the Convertible Security was converted into 1,683,002 Common Shares.

The Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance as of December 31, 2016.

Convertible Notes

Changes in the Company’s outstanding convertible promissory notes (the “Convertible Notes”) balance are comprised of the following:

Convertible Notes
Balance, June 30, 2016	$475
Accreted interest, net of interest paid	55
Balance, December 31, 2016	$530

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Balance, June 30, 2016	$330
Change in fair value of derivative liability	(157)
Balance, December 31, 2016	$173

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
December 31, 2016
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

6.	COMMON STOCK

a)	Stock Options

The Company has a rolling stock option plan (the “Plan”) whereby the Company may grant stock options to executive officers and directors, employees, and consultants at an exercise price to be determined by the board of directors, provided the exercise price is not lower than the greater of (i) the last closing price of the Company’s common shares on the TSX and (ii) the volume weighted average closing price of the Company’s common shares on the TSX for the five days immediately prior to the date of grant. The Plan provides for the issuance of up to 10% of the Company’s issued Common Shares as at the date of grant with each stock option having a maximum term of ten years. The board of directors has the exclusive power over the granting of options and their vesting provisions.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2016	11,465,000	$0.69
Granted	710,000	0.96
Exercised	-	-
Cancelled/expired	(150,000)	0.62
Balance, December 31, 2016	12,025,000	$0.71

The following table summarizes the information and assumptions used to determine option costs for the six-month period ended December 31, 2016:

Fair value per option granted during the period (C$)	$0.50
Risk-free interest rate	0.75%
Expected dividend yield	0%
Expected stock price volatility (historical basis)	97.2%
Expected option life in years	2.15

The following table summarizes information about stock options outstanding at December 31, 2016:

Exercise price (C$)	Expiry date	Number outstanding	Aggregate Intrinsic Value (C$000s)	Number exercisable	Aggregate Intrinsic Value (C$000s)
$0.50	May 9, 2017	370,000	$93	370,000	$93
$0.62	January 19, 2021	5,425,000	705	2,712,500	353
$0.65	May 20, 2017	50,000	5	50,000	5
$0.65	July 28, 2017	1,250,000	125	1,250,000	125
$0.76	September 2, 2017	500,000	-	500,000	-
$0.80	December 22, 2017	3,220,000	-	3,220,000	-
$0.94	April 28, 2018	500,000	-	500,000	-
$0.96	July 21, 2021	710,000	-	-	-
Balance December 31, 2016		12,025,000	$928	8,602,500	$576

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
December 31, 2016
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$0.75 as of December 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options vested and exercisable as of December 31, 2016, totaled 4,382,500.

As of December 31, 2016, there was $160 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a remaining weighted average period of approximately 1.0 years.

b)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted average exercise price (C$)
Balance June 30, 2016	22,733,685	$0.74
Granted	-	-
Exercised	(3,447,137)	0.65
Expired	(4,114,353)	0.65
Balance, December 31, 2016	15,172,195	$0.79

At December 31, 2016, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price (C$)	Expiry Date
182,910	$0.85	February 27, 2017
2,714,000	1.00	February 27, 2017
3,125,000	0.72	December 22, 2018
9,150,285	0.75	January 19, 2019
15,172,195

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Related party loan represents the amount outstanding on a loan with Mark Smith, Chief Executive Officer and Executive Chairman of NioCorp. The loan is due June 17, 2017, bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement, and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. As of December 31, 2016, accounts payable and accrued liabilities included interest payable to Mr. Smith of $107.

On January 16, 2017, the Company entered into a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2.0 million with Mark Smith as more fully discussed in Note 10, Subsequent Events.

8.	Exploration Expenditures

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Technical studies and engineering	$1,551	$54	$1,988	$1,470
Field management and other	399	133	633	301
Drilling	-	-	-	281
Metallurgical development	419	25	1,691	110
Geologists and field staff	28	220	55	234
Total	$2,397	$432	$4,367	$2,396

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
December 31, 2016
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

9.	Fair Value Measurements

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables, or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans, and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized in income.

Financial instruments including receivables, accounts payable and accrued liabilities, and related party loans are carried at amortized cost, which Management believes approximates fair value due to the short-term nature of these instruments.

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at December 31, 2016 and June 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and included situations where there is little, if any, market activity for the instrument:

	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$729	$729	$-	$-
Available for sale securities	37	37	-	-
Total	$766	$766	$-	$-
Liabilities:
Convertible debt	$4,827	$-	$-	$4,827
Derivative liability, convertible debt	173	-	-	173
Total	$5,000	$-	$-	$5,000

	As of June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,412	$4,412	$-	$-
Available for sale securities	32	32	-	-
Total	$4,444	$4,444	$-	$-
Liabilities:
Convertible debt	$5,991	$-	$-	$5,991
Derivative liability, convertible debt	330	-	-	330
Total	$6,321	$-	$-	$6,321

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
December 31, 2016
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

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

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy:

Beginning balance	$6,321
Conversions to equity	(983)
Realized and unrealized losses	(338)
Ending balance	$5,000

10.	Subsequent Events

On January 16, 2017, the Company entered into a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2.0 million with Mark Smith. The Credit Facility bears an interest rate of 10% and drawdowns from the Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility will become due January 16, 2018, and are secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith dated June 17, 2015. The Credit Facility contains financial and non-financial covenants customary for a facility of this size and nature. On January 18, 2017, the Company completed a drawdown from the Credit Facility in the amount of $175.

On January 27, 2017, the Company announced a C$2.0 million non-brokered private placement for up to 2,857,143 units of the Company (the “Units”) at a price of C$0.70 per Unit. Each Unit will consist of one Common Share of the Company and one transferable Common Share purchase warrant (a “Warrant”). Each Warrant will exercisable to acquire one additional Common Share of the Company for a period of 36 months at a price of $0.85 per Common Share. On January 30, 2017, the Company announced that due to strong investor demand it has increased the maximum gross proceeds of the Offering to from C$2.0 million to C$2.5 million. Further, the Company has received expressions of interest from certain investment dealers, and has agreed to pay fees in respect of certain subscriptions originated by such investment dealers in each case for services outside of the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as at and for the three and six months ended December 31, 2016 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See section heading “Note Regarding Forward-Looking Statements” below.

All currency amounts are stated in thousands of U.S. dollars unless noted otherwise.

As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company,” “NioCorp” and “us” refer to NioCorp Developments Ltd. and its subsidiaries collectively.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the United States Exchange Act of 1934, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements.” Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources, and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following:

•	risks related to our ability to operate as a going concern;

•	risks related to our requirement of significant additional capital;

•	risks related to our limited operating history;

•	risks related to our history of losses;

•	risks related to cost increases for our exploration and, if warranted, development projects;

•	risks related to our properties being in the exploration stage;

•	risks related to mineral exploration and production activities;

•	risks related to our lack of mineral production from our properties;

•	risks related to estimates of mineral resources;

•	risks related to changes in mineral resource estimates;

•	risks related to differences in United States and Canadian reserve and resource reporting;

•	risks related to our exploration activities being unsuccessful;

•	risks related to our ability to obtain permits and licenses for production;

•	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;

•	risks related to proposed legislation that may significantly affect the mining industry;

•	risks related to land reclamation requirements;

•	risks related to competition in the mining industry;

•	risks related to equipment and supply shortages;

•	risks related to current and future joint ventures and partnerships;

•	risks related to our ability to attract qualified management;

•	risks related to the ability to enforce judgment against certain of our Directors;

•	risks related to currency fluctuations;

•	risks related to claims on the title to our properties;

•	risks related to surface access on our properties;

•	risks related to potential future litigation;

•	risks related to our lack of insurance covering all our operations;

•	risks related to our status as a “passive foreign investment company” under US federal tax code;

•	risks related to the Common Shares, including price volatility, lack of dividend payments, dilution, and penny stock rules; and

•	risks related to our debt.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” of our Registration Statement on Form S-1, as filed with the SEC on September 2, 2016, as amended September 22, 2016, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

The Company’s forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations, and opinions of Management as of the date of this report. The Company does not assume any obligation to update forward-looking statements if circumstances or Management’s beliefs, expectations, or opinions should change, except as required by law. For the reasons set forth above, investors should not attribute undue certainty to or place undue reliance on forward-looking statement.

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium/Scandium/Titanium exploration project. Niobium is used to produce High-Strength, Low-Alloy (“HSLA”) steel, a stronger steel used in automotive, structural, and pipeline applications that is lighter than carbon steel with the same strength. Scandium can be combined with Aluminum and other metals to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally advanced method of generating electricity with fewer emissions than conventional methods. Titanium is a key component of pigments used in paper, paint, and plastics, and also is a component of high-performance metal alloys used for aerospace applications, armor, and medical implants.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs and complete a feasibility study for the Elk Creek Project (the “Feasibility Study”). Subject to delivering a positive Feasibility Study, we intend to secure the project financing necessary to complete the development, construction, commissioning, and start-up of commercial operation of the Elk Creek Project.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1.0 billion in annual gross revenue and did not have such amount as of June 30, 2016, being the last day of our most recently completed fiscal year.

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

Recent Corporate Events

•	On October 14, 2016, we announced that NioCorp’s resale registration statement on Form S-1 (“S-1”) filed on September 2, 2016, as amended September 22, 2016, was brought effective by the SEC. The S-1 permits selling securityholders of Common Share purchase warrants (“Selling Securityholders”) who registered the resale of Common Shares issuable upon exercise of such warrants in the S-1 to avoid potentially indefinite hold periods on the Common Shares under U. S. federal securities laws. NioCorp will not receive any proceeds from the sale of the Common Shares by Selling Securityholders and will only receive the exercise price of the Warrants upon exercise of such Warrants.

•	On December 9, 2016 NioCorp held its 2016 annual general meeting of shareholders (the “AGM”), at which the re-election of all five nominated directors and the re-appointment of BDO LLP, USA as NioCorp’s auditor were approved. Joseph Cecil, a director of the Company since November 14, 2014, determined not to stand for re-election at the AGM, and accordingly ceased to be a director on December 9, 2016. Mr. Cecil’s former position on the Company’s Audit Committee was filled by Dave Beling.

•	On January 16, 2017, we entered into a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2.0 million with Mark Smith. The Credit Facility bears an interest rate of 10% and is drawdowns are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility will become due January 16, 2018, and are secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith dated June 17, 2015. The Credit Facility contains financial and non-financial covenants customary for a facility of this size and nature. On January 18, 2017, we completed a drawdown from the Credit Facility in the amount of $175.

•	On January 27, 2017, the Company announced a C$2.0 million non-brokered private placement (the “Offering”) for up to 2,857,143 units of the Company (the “Units”) at a price of C$0.70 per Unit. Each Unit will consist of one Common Share of the Company and one transferable Common Share purchase warrant (a “Warrant”). Each Warrant will be exercisable to acquire one additional Common Share of the Company for a period of 36 months at a price of $0.85 per Common Share.

•	On January 30, 2017, the Company announced that, further to its January 27, 2017 announcement regarding the Offering, due to strong investor demand it has increased the maximum gross proceeds of the Offering to from C$2.0 million to C$2.5 million. Further, the Company has received expressions of interest from certain investment dealers, and has agreed to pay fees in respect of certain subscriptions originated by such investment dealers in each case for services outside of the United States.

Elk Creek Project Update

•	On November 7, 2016, we announced the successful conclusion of the Acid Regeneration Pilot Plant as part of the Feasibility Study. This pilot produced hydrochloric acid under continuous conditions and was constructed and operated at the SGS Canada Inc. (“SGS”) facility in Lakefield, Ontario. The Acid Regeneration Pilot Plant operated continuously from October 17 through October 22, 2016. Sulphuric acid was used to regenerate the hydrochloric acid used in the Company’s Pre-Leach operation, which is the key first step in the Superalloy materials recovery process. Data from the pilot demonstrates that 99.94% of the hydrochloric acid used in the Pre-Leach operation can be regenerated.

•	On December 6, 2016, we announced the successful completion of the Calcination Pilot Plant, which demonstrated a means of recycling sulphuric acid under continuous conditions. The Calcination Pilot Plant was constructed and operated at the SGS facility in Lakefield, Ontario. The Calcination Pilot Plant operated continuously from November 28 through December 2, 2016. Solid material generated during the Acid Regeneration Pilot Plant was fed to a kiln where it was heated to decompose the solids into the gaseous precursors of sulphuric acid. The Calcination Pilot Plant accomplished all three of its objectives, which were to run the calcination unit operation continuously, to generate quantities of Calcine product for follow-on characterization testing, and to provide a characterization of the gas generated during calcining.

•	On December 14, 2016, we announced the successful conclusion of the Niobium Optimization Pilot Plant, which has demonstrated high Niobium recoveries under continuous operating conditions. This was the Company’s final pilot plant planned for the Feasibility Study. The Niobium Optimization Pilot Plant was constructed and operated at the SGS facility in Lakefield, Ontario. The primary objective of the Niobium Optimization Pilot Plant was to test the level of Niobium recoveries that could be achieved in continuous operation, and these Niobium recoveries averaged 97% over a 36-hour period of the first 48 hours of Niobium Optimization Pilot Plant operations. Additional testing of the Niobium Precipitation process demonstrated potential operational efficiencies that may provide options for reductions in capital expenditures (CAPEX) and/or operating expenditures (OPEX) for this portion of the flowsheet if and when NioCorp’s processing facility is built and brought into operation.

•	On January 9, 2017, we announced the successful conclusion of negotiations with private landowners in the Elk Creek, Nebraska area that will allow the Company to purchase land needed for the preferred layout of the Elk Creek Project’s proposed underground mine and surface processing facility.

•	On January 18, 2017, we announced the achievement of two major process breakthroughs as part of final design work for the Feasibility Study. Both advances – one in the Niobium metallurgical process and one related to regenerating useful materials from process streams previously slated for disposal – may lead to lower-than-expected capital expenditures (CAPEX) and operating expenses (OPEX) for the sub-systems involved. Subsequently, on January 24, 2017, we announced that based on these breakthroughs we will eliminate a planned railroad spur line and supporting infrastructure from the Elk Creek Project. The original railroad spur line would have required constructing several railroad bridges over the Nemaha River, Elk Creek, and various tributaries, as well as impacting an estimated 2.6 acres of wetlands and open water, and more than 1,700 feet of various water channels. Final CAPEX estimates will be determined when all remaining Feasibility Study work is complete.

We continued to advance Feasibility Study and other Elk Creek Project-related work during the quarter, and completed all planned pilot testing including the Acid Regeneration, Calcination, and Niobium Optimization Pilot Plants. These final three pilots demonstrated the ability to regenerate and recycle hydrochloric and sulphuric acids within the plant, as well as confirming the ability to recover high levels of Niobium under continuous operating conditions. The successful completion of these pilots was a critical step towards the finalization of the flow sheet for use in the Feasibility Study.

The processing breakthroughs announced on January 18, 2017 (as discussed above), will allow the Elk Creek Project to recycle many of the reagents from material that was previously planned for disposal either in an on-site tailings storage area or as mine backfill, and allow the elimination of the planned railroad spur line and supporting infrastructure.  Our October 16, 2015 Preliminary Economic Assessment (the “PEA”) included a CAPEX estimate of $21.3 million for the rail and supporting rail infrastructure, which included a 24% contingency.  NioCorp understands that those costs will now be removed from the Feasibility Study.  We believe that the elimination of the railroad spur and supporting infrastructure will reduce the projected impacts to wetlands and waterways that are subject to regulation by the United States Army Corps of Engineers.

Our work efforts and project breakthroughs announced to date demonstrate Managements’ continued efforts deliver the completed Feasibility Study in 2017. Our continued investment in metallurgical studies has helped improve the overall flow sheet for the Elk Creek Project, and these advances could reduce both OPEX and CAPEX for specific portions of the Elk Creek Project. However, other aspects of the Elk Creek Project may involve higher costs than were assumed in the PEA. Final CAPEX and OPEX estimates for the Elk Creek Project depend upon a number of other factors and will not be determined until all remaining work is complete on the Feasibility Study.

In the fifteen months since the publication of our PEA, we have spent approximately $9.0 million in exploration related expenditures. The following table compares cost guidance from the PEA to actual exploration costs incurred.

		PEA	Actual Expenditures
Category	Description	Guidance[1]	2016	2017	Totals
PEA Recommended & Budgeted Work[1]:
Feasibility Study and Engineering	Feasibility study with hydrogeological, geochemistry, and geotechnical work programs	$6,000	$2,617	$1,971	$4,588
Metallurgical	Process feasibility study design and metallurgical testing program including backfill testing	2,400	844	1,691	2,535
Other[2]	Tailings geotechnical field test work with drilling, logging, cone penetration testing, and in situ and borrow materials laboratory testing in Area 7	160	-	17	17
	Marketing Studies	200	-	-
Sub Total		8,760	3,461	3,679	7,140
Other exploration expenditures[3]:
Drilling		-	197	-	197
Geologists and Field Staff				55	55
Field Management and Other			944	633	1,577
Total		$8,760	$4,602	$4,367	$8,969

1 Anticipated expenditures required to develop a feasibility study, as outlined in the PEA.

2 Expenditures included in “Feasibility study and engineering” in financial statements.

3 Expenditures incurred to advance the overall Elk Creek Project and Feasibility Study.

The vast majority of the Feasibility Study work is completed and we anticipate approximately $2.1 million of work remains. This includes about $0.2 million of work for completion of metallurgical testing work, while the balance is expected to be incurred for final Feasibility Study and engineering wrap up. While we may ultimately exceed the amounts as budgeted in the PEA by 5-10%, most of this deviation is for additional metallurgical analyses that Management incurred to identified process breakthroughs with the potential to reduce CAPEX and OPEX, as discussed above.

Financial and Operating Results

The Company continues to expense all expenditures when incurred, except for equipment, which is capitalized. The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Operating expenses:
Consulting	$1	$67	$1	$131
Depreciation	2	2	4	4
Employee-related costs	496	182	1,036	520
Finance costs	-	266	-	278
Professional fees	279	89	612	122
Exploration expenditures	2,397	432	4,367	2,396
Other operating expenses	175	265	310	491
Total operating expenses	3,350	1,303	6,330	3,942

Change in financial instrument fair value	(39)	1,398	(335)	1,369
Foreign exchange loss	160	47	193	197
Interest expense	71	88	140	141
Loss (gain) on available for sale securities	5	-	(6)	(6)
Income tax expense	-	-	-	-
Net Loss	$3,547	$2,836	$6,322	$5,643

Six months ended December 31, 2016 compared to six months ended December 31, 2015

Significant items affecting operating expenses are noted below:

Employee related costs increased primarily due to increased share-based compensation costs reflecting the timing and amount of stock option grants, and the impact of additional personnel to support finance and external communications activities.

Professional fees include legal and accounting services, and increased in connection with the Company’s initial registration statement with the SEC. The Company expects that professional fees through the remainder of the fiscal year will continue to be higher than historical periods as the Company transitions to being a reporting issuer with the SEC.

Exploration expenditures increased $2.0 million, reflecting the timing of expenditures at the Elk Creek Project as discussed above under “Elk Creek Project Update.” 2016 expenditures primarily related to engineering and metallurgical bench and pilot plant testwork in support of our continuing Feasibility Study work, while 2015 costs were directed towards engineering costs in support of the Preliminary Economic Assessment studies that were completed that year.

Other operating expenses include investor relations, general office expenditures, stock and proxy expenditures and other miscellaneous costs. The decline in expenditures was related to financing-related costs incurred in 2015.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of the Convertible Security, which is carried at fair value, as well as changes in the market value of the derivative liability component of the Convertible Notes.

Foreign exchange loss is primarily due to changes in the United States dollar (“USD”) against the Canadian dollar (“C$”), and reflects the timing of foreign currency transactions and subsequent changes in exchange rates. The impacts in both periods primarily relates to the USD-denominated Convertible debt and related party debt, which are recorded on the Canadian parent company books.

Three months ended December 31, 2016 compared to three months ended December 31, 2015

Overall, the increase in net loss for the quarter are reflective of the six-month changes, as discussed above, for employee-related costs, professional fees, exploration expenditures, and change in financial instrument fair value.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements and the exercise of incentive stock options and share purchase warrants. We believe that we will be able to secure additional private placements financings in the future, although we cannot predict the size or pricing of any such financings. In addition, we can raise funds through the sale of interests in our mineral properties, although current market conditions have substantially reduced the number of potential buyers/acquirers of any such interest(s). This situation is unlikely to change until such time as we can complete work on the Feasibility Study. When acquiring an interest in mineral properties through purchase or option, we will sometimes issue Common Shares to the vendor or optionee of the property as partial or full consideration for the property interest in order to conserve our cash.

As of December 31, 2016, the Company had cash of $0.7 million and a working capital deficiency of $6.9 million, compared to cash of $4.4 million and working capital of $2.3 million on June 30, 2016. This change in working capital is the result of two primary factors: Our continued work towards completion of the Feasibility Study primarily related to engineering and metallurgical development, and the transfer of the Lind Convertible Security from a long-term liability to a current liability based on maturity date. Following the execution of the Lind Convertible Security Agreement in December 2015, $1,375 of the Convertible Security has been converted into NioCorp equity, thereby reducing the outstanding liability. Additional components of this Convertible Security may be converted into equity at the discretion of the debt holder, however, there is no obligation that the debt holder convert any additional portion of the debt prior to the expiration of the Convertible Security.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $5.0 million until June 30, 2017. In addition to outstanding accounts payable, our ongoing burn rate averages to approximately $695 per month where approximately $255 is for administrative purposes and approximately $440 is for planned exploration expenditures related to the completion of the Feasibility Study, permitting efforts, and third party consultants until June 30, 2017. The Company’s ability to continue operations and fund our current work plan is dependent on Management’s ability to secure additional financing.

In addition to the recent announcements regarding the Company entering into the Credit Facility with Mark Smith on January 16, 2017, the recently announced Offering on January 27, 2017, and subsequent Offering gross proceeds increase announced on January 30, 2017, the Company anticipates that it may need to raise $2.0 to $8.2 million to continue planned operations for the next twelve months, primarily depending on the amount of additional Convertible Security conversions, if any, that may occur. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Exploration expenditure commitments (for example, lease payments) are $36 until June 30, 2017 and planned exploration and development activities are approximately $2.1 million until June 30, 2017. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2017, the Company will require additional financing during 2017. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all our presently planned exploration and development activities at the Elk Creek Project.

We currently have no further funding commitments or arrangements for additional financing at this time (other than the potential exercise of options and warrants) and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty that we will be able to secure any additional financing in the current equity markets. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by Management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and Management knows what funds will be available for these purposes. Management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arms-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2016 disclose a “going concern” qualification to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

We have no exposure to any asset-backed commercial paper. Other than cash held by our subsidiaries for their immediate operating needs in Colorado and Nebraska, all of our cash reserves are on deposit with major United States and Canadian chartered banks. We do not believe that the credit, liquidity, or market risks with respect thereto have increased as a result of the current market conditions. However, in order to achieve greater security for the preservation of its capital, we have, of necessity, been required to accept lower rates of interest, which has also lowered our potential interest income.

Operating Activities

During the six months ended December 31, 2016, the Company's operating activities consumed $5.1 million of cash (2015: $7.0 million). The cash used in operating activities for 2016 reflects the Company's funding of losses of $6.3 million offset by minor non-cash adjustments and changes in working capital items. Overall, operational outflows decreased from 2015 primarily reflecting the timing of vendor payments. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows decreased $7.0 million from 2015 to 2016, due to the timing of convertible debt instrument and private placement issuances initiated during 2015.

Cash Flow Considerations

The Company has historically relied upon equity financings, and to a lesser degree, debt financings, to satisfy its capital requirements and will continue to depend heavily upon equity capital to finance its activities. The Company may pursue debt financing in the medium term if it is able to procure such financing on terms more favorable than available equity financing; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

The Company has limited financial resources compared to its proposed expenditures, no source of operating income, and no assurance that additional funding will be available to it for current or future projects, although the Company has been successful in the past in financing its activities through the sale of equity securities.

The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions and its success in developing the Elk Creek Project. Any quoted market for the Company's shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating revenue, cash flows, or earnings, and any depression of the trading price of the Company’s Common Shares could impact its ability to obtain equity financing on acceptable terms.

Historically, the Company has used net proceeds from issuances of Common Shares to provide sufficient funds to meet its near-term exploration and development plans and other contractual obligations when due. However, further development and construction of the Elk Creek Project will require substantial additional capital resources. This includes near-term funding and, ultimately, funding for Elk Creek Project construction and other costs. See “Liquidity and Capital Resources” above for the Company’s discussion of arrangements related to possible future financing(s).

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Tabular Disclosure of Contractual Obligations” as of June 30, 2016, in our registration statement on Form S-1 (333-213451) filed on September 2, 2016, as amended September 22, 2016.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies” as of June 30, 2016, in our registration statement on Form S-1 (333-213451) filed on September 2, 2016, as amended September 22, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the six months ended December 31, 2016, an evaluation was carried out under the supervision of and with the participation of our Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our Management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth under the heading “Risk Factors” in our Registration Statement on Form S-1/A filed with the SEC on September 22, 2016, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth sales of unregistered equity securities in the period covered by this Quarterly Report on Form 10-Q, all dollar amounts are in thousands.

Date	Description	Number	Purchaser	Proceeds ($000)		Consideration	Exemption (A)

October 2016	Common Shares (B)	1,220,841	Private Investor	C$	794	Cash	Private Offering

	Common Shares (C)	531,908	Private Investor	US$	275	Cash	Private Offering

November 2016	Common Shares (B)	2,096,067	Private Investor	C$	1,362	Cash	Private Offering

	Common Shares (C)	606,359	Private Investor	US$	275	Cash	Private Offering

December 2016	Common Shares (C)	544,735	Private Investor	US$	275	Cash	Private Offering

A – “Private Offering” above means that the Common Shares were offered and sold to private investors pursuant to exemptions from the registration requirements under the United States Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof and Rule 506 of Regulation D under the Securities Act for issuances inside the United States and by Rule 903 of Regulation S under the Securities Act for issuances outside the United States, on the basis of representations and warranties of the private investors provided to the Company at the time of exercise regarding certain factual matters.

B – Warrants with an exercise price of C$0.65 with an expiration date of November 10, 2016.

C – Conversions of the Convertible Security into Common Shares. Proceeds represents the face value converted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six-month period ended December 31, 2016, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at December 31, 2016 and June 30, 2016, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2016 and 2015, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 and 2015, (iv) the Condensed Interim Consolidated Statements of Changes in Equity for the Six Months Ended December 31, 2016 and the Year ended June 30, 2016, (v) the Notes to the Condensed Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
Chief Executive Officer
(Principal Executive Officer)

Date:	February 3, 2017

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 3, 2017

INDEX TO EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles dated January 27, 2015
4.1#(1)	Option Plan
4.2(1)	Special Warrant Indenture in respect of 2014 Special Warrants
4.3(1)	Special Warrant Indenture in respect of 2015 Special Warrants
4.4(1)	Warrant Indenture in respect of the 2014 Warrants
4.5(1)	Warrant Indenture in respect of the 2015 Warrants
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension- Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

#	Management compensation plan, arrangement or agreement.
(1)	Previously filed as an exhibit to the Company’s draft registration statement on Form S-1 submitted to the Commission on July 27, 2016 and incorporated herein by reference.
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at December 31, 2016 and June 30, 2016, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2016 and 2015, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 and 2015, (iv) the Condensed Interim Consolidated Statements of Changes in Equity for the Six Months Ended December 31, 2016 and for the Year ended June 30, 2016, (v) the Notes to the Condensed Interim Consolidated Financial Statements

