Form 10-Q
period 2017-03-31
NIOCORP DEVELOPMENTS LTD
filed 2017-05-12
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Small Reporting Company ☐ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017, the registrant had 196,330,021 Common Shares outstanding.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.
Condensed Consolidated Balance Sheets
(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	March 31, 2017	June 30, 2016
ASSETS
Current
Cash		$1,870	$4,412
Restricted cash	4	265	-
Receivables		5	5
Prepaid expenses		63	101
Total current assets		2,203	4,518
Non-current
Deposits		64	65
Available for sale securities at fair value		26	32
Equipment		8	14
Mineral interests		10,617	10,617
Total assets		$12,918	$15,246

LIABILITIES
Current
Accounts payable and accrued liabilities		$1,904	$1,256
Total current liabilities		1,904	1,256
Related party loans	7	1,175	1,000
Convertible debt	5	5,502	6,466
Derivative liability, convertible debt	5	115	330
Total liabilities		8,696	9,052

SHAREHOLDERS' EQUITY
Common stock, unlimited shares authorized; shares outstanding: 195,428,961 and 180,467,990, respectively	6	66,139	58,401
Additional paid-in capital		9,711	8,630
Accumulated deficit		(71,153)	(60,222)
Accumulated other comprehensive loss		(475)	(615)
Total equity		4,222	6,194
Total liabilities and equity		$12,918	$15,246

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended March 31,		For the nine months ended March 31,
	Note	2017	2016	2017	2016
Operating expenses
Consulting		$-	$27	$1	$158
Depreciation		3	3	7	7
Employee related costs		578	732	1,614	1,252
Finance costs		4	(38)	4	240
Professional fees		133	151	745	273
Exploration expenditures	8	2,761	566	7,128	2,962
Other operating expenses		596	442	906	933
Total operating expenses		4,075	1,883	10,405	5,825
Change in financial instrument fair value	5	524	1,132	189	2,501
Foreign exchange (gain) loss		(80)	(686)	113	(489)
Interest expense		78	62	218	203
Loss on available for sale securities		12	19	6	13
Loss before income taxes		4,609	2,410	10,931	8,053
Income tax benefit		-	-		-
Net loss		$4,609	$2,410	$10,931	$8,053

Other comprehensive loss:
Net loss		$4,609	$2,410	$10,931	$8,053
Other comprehensive (gain) loss:
Reporting currency translation		91	987	(140)	36
Total comprehensive loss		$4,700	$3,397	$10,791	$8,089

Loss per common share, basic		$0.02	$0.01	$0.06	$0.05

Weighted average common shares outstanding		195,081,408	167,605,398	184,880,012	161,140,606

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.
Condensed Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars) (unaudited)

	For the nine months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(10,931)	$(8,053)
Non-cash elements included in net loss:
Depreciation	7	7
Change in financial instrument fair value	189	2,501
Unrealized loss on available-for-sale investments	6	13
Accretion of convertible debt	85	57
Foreign exchange (gain) loss	157	(236)
Share-based compensation	862	643
	(9,625)	(5,068)
Change in working capital items:
Receivables	-	8
Prepaid expenses	37	147
Accounts payable and accrued liabilities	571	(4,155)
Net cash used in operating activities	(9,017)	(9,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash funding	(265)	-
Acquisition of equipment	-	(4)
Net cash used in investing activities	(265)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	5,673	5,773
Share issue costs	(66)	(95)
Issuance of convertible debt, net of issuance costs	1,000	5,060
Related party debt draws	175	600
Related party debt repayment	-	(1,100)
Net cash provided by financing activities	6,782	10,238
Exchange rate effect on cash	(42)	228
Change in cash during the period	(2,542)	1,394
Cash, beginning of period	4,412	753
Cash, end of period	$1,870	$2,147

Supplemental cash flow information:
Amounts paid for interest	$48	$128
Amounts paid for income taxes	$-	$-
Non-cash financing transaction	$2,212	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(expressed in thousands of U.S. dollars, except share data) (unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total

Balance, July 1, 2015	156,420,334	$47,617	$7,250	$(48,814)	$(1,042)	$5,011
Exercise of warrants	12,549,309	5,838	-	-	-	5,838
Exercise of options	1,415,000	405	-	-	-	405
Fair value of broker warrants granted	-	-	15	-	-	15
Fair value of Lind Warrants granted	-	-	620	-	-	620
Private placement - January 2016	9,074,835	3,750	-	-	-	3,750
Debt conversions	1,008,512	638	-	-	-	638
Share issuance costs	-	(151)	-	-	-	(151)
Fair value of stock options exercised	-	304	(304)	-	-	-
Share-based payments	-	-	1,049	-	-	1,049
Reporting currency presentation	-	-	-	-	427	427
Loss for the year	-	-	-	(11,408)	-	(11,408)
Balance, June 30, 2016	180,467,990	$58,401	$8,630	$(60,222)	$(615)	$6,194

Exercise of warrants	3,447,137	1,675	-	-	-	1,675
Exercise of options	150,000	70	-	-	-	70
Fair value of broker warrants granted	-	-	20	-	-	20
Fair value of Lind warrants granted	-	-	233	-	-	233
Private placements - February 2017	7,364,789	3,927	-	-	-	3,927
Debt conversions	3,999,045	2,212	-	-	-	2,212
Share issuance costs	-	(180)	-	-	-	(180)
Fair value of stock options exercised	-	34	(34)	-	-	-
Share-based payments	-	-	862	-	-	862
Reporting currency presentation	-	-	-	-	140	140
Loss for the period	-	-	-	(10,931)	-	(10,931)
Balance, March 31, 2017	195,428,961	$66,139	$9,711	$(71,153)	$(475)	$4,222

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
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

In the opinion of Management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at March 31, 2017, and for all periods presented have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2016. The interim results are not necessarily indicative of results for the full year ending June 30, 2017, or future operating periods.

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

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation of restricted cash (if any), the adoption of this new guidance is not expected to have an impact on our financial statements.

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

The Company incurred a loss of $10,931 for the nine months ended March 31, 2017 (2016 - $8,053), and has an accumulated deficit of $71,153 as of March 31, 2017. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company's ability to continue as a going concern.

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

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

5.	CONVERTIBLE DEBT

	As of
	March 31, 2017	June 30, 2016
Convertible Security	$4,943	$5,991
Convertible Notes	559	475
	$5,502	$6,466

Convertible Security Funding

Changes in the Lind Partners Asset Management IV, LLC (“Lind”) convertible security (the “Convertible Security”) balance are comprised of the following:

Convertible Security
Balance, June 30, 2016	$5,991
Additional debt drawdown	1,000
Conversions, at fair value	(2,212)
Change in fair market value	164
Balance, March 31, 2017	$4,943

Further to the terms of the Convertible Security, upon satisfaction of certain conditions, including but not limited to a minimum draw down amount by Lind under the Convertible Security, a minimum market capitalization for the Company, and a minimum amount of cash on the Company’s balance sheet, the Company had the right to call an additional $1,000 under the Convertible Security (a “First Tranche Increase”). On February 14, 2017, upon satisfaction of the conditions for the First Tranche Increase, the Company provided notice to Lind to demand the advancement of an additional $1,000 in funding under the Convertible Security pursuant to its right to call. This amount was funded by Lind on March 31, 2017, resulting in an increase in the face amount of the Convertible Security increased by $1,200 ($1,000 in funding and $200 in implied interest). The maturity date of the First Tranche increase is March 31, 2019. Consistent with the accounting method utilized for the original Convertible Security drawdowns, the First Tranche Increase has been accounted for at fair value.

In connection with the First Tranche Increase closing, the Company issued Lind 890,670 common share purchase warrants of the Company (the “First Tranche Warrants”). The First Tranche Warrants have a term of 36 months from issuance, and an exercise price $C0.90. The fair value of the First Tranche Warrants was estimated based on the Black Scholes pricing model using a risk-free interest rate of 1.30%, an expected dividend yield of 0%, a volatility of 81%, and an expected life of 3.0 years. The Company recognized $234 in change in financial instrument fair value in the consolidated statement of operations related to fair value of the First Tranche Warrants at closing.

On March 20, 2017, the Company and Lind entered into an amendment to extend the term of the Convertible Security from 24 months to 30 months, such that the due date has been extended to June 17, 2018.

The Convertible Security is convertible into Common Shares of the Company at a conversion price equal to 85% of the volume weighted average trading price of the Common Shares (in Canadian dollars) on the TSX for the five consecutive trading days immediately prior to the date on which the Lind provides the Company with notice of its intention to convert an amount of the Convertible Security from time to time. During the nine-month period ended March 31, 2017, $1,850 face value of the Convertible Security was converted into 3,999,045 Common Shares.

The Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance as of March 31, 2017.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

Convertible Notes

Changes in the Company’s outstanding convertible promissory notes (the “Convertible Notes”) balance are comprised of the following:

Convertible Notes
Balance, June 30, 2016	$475
Accreted interest, net of interest paid	84
Balance, March 31, 2017	$559

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Balance, June 30, 2016	$330
Change in fair value of derivative liability	(215)
Balance, March 31, 2017	$115

6.	COMMON STOCK

a)	Issuances

On February 14, 2017, the Company completed the first tranche closing (the "First Tranche Closing") of a non-brokered private placement of units (each a “Unit”) announced January 27, January 30, February 7, and February 10, 2017 (the “February 2017 Offering”). The First Tranche Closing consisted of the issuance of 3,860,800 Units at a price of C$0.70 per Unit, for gross proceeds of C$2.7 million. Each Unit consists of one Common Share and one transferable Common Share purchase warrant (each whole such warrant a "Warrant"), with each Warrant entitling the holder thereof to acquire one additional Common Share at a price of C$0.85 for a period of 36 months from their date of issuance.

On February 28, 2017, the Company completed the second and final tranche closing (the "Final Closing") of the February 2017 Offering. The Final Closing consisted of the issuance of 3,503,989 units including 2,964,682 units dated February 21, 2017, and 539,307 units dated February 28, 2017 (collectively, the “Final Closing Units”), at a price of C$0.70 per Unit, for gross aggregate proceeds of C$2.5 million. Each Final Closing Unit consists of one Common Share and one transferable Common Share purchase warrant (a "Warrant"), with each Warrant entitling the holder thereof to acquire one additional Common Share at a price of C$0.85 for a period of three years from Unit issuance. The Company paid cash commissions of C$88 and issued 78,342 broker warrants (having the same terms as the Warrants) in connection with the Final Closing to brokers outside of the United States. The broker warrants were valued at C$26 using a risk-free rate of 0.75%, expected volatility of 81.27% and expected life of three years.

b)	Stock Options

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

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2016	11,465,000	$0.69
Granted	6,360,000	0.78
Exercised	(150,000)	0.62
Cancelled/expired	(650,000)	0.76
Balance, March 31, 2017	17,025,000	$0.72

The following table summarizes the information and assumptions used to determine option costs for the nine-month period ended March 31, 2017:

Fair value per option granted during the period (C$)	$0.42
Risk-free interest rate	0.75%
Expected dividend yield	0%
Expected stock price volatility (historical basis)	92.93%
Expected option life in years	2.15

The following table summarizes information about stock options outstanding at March 31, 2017:

Exercise price (C$)	Expiry date	Number outstanding	Aggregate Intrinsic Value (C$000s)	Number exercisable	Aggregate Intrinsic Value (C$000s)
$0.50	May 9, 2017	370,000	$89	370,000	$89
$0.62	January 19, 2021	5,275,000	633	3,956,250	475
$0.65	May 20, 2017	50,000	4	50,000	4
$0.65	July 28, 2017	1,250,000	113	1,250,000	113
$0.76	September 2, 2017	500,000	-	500,000	-
$0.76	March 7, 2022	5,650,000	-	-	-
$0.80	December 22, 2017	2,720,000	-	2,720,000	-
$0.94	April 28, 2018	500,000	-	500,000	-
$0.96	July 21, 2021	710,000	-	355,000	-
Balance March 31, 2017		17,025,000	$839	9,701,250	$681

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$0.74 as of March 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options vested and exercisable as of March 31, 2017, totaled 5,626,250.

As March 31, 2017, there was $1,436 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a remaining weighted average period of approximately 1.4 years.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

c)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted average exercise price (C$)
Balance June 30, 2016	22,733,685	$0.74
Granted	8,333,801	0.86
Exercised	(3,447,137)	0.65
Expired	(7,011,263)	0.79
Balance, March 31, 2017	20,609,086	$0.79

As discussed above under Note 6a, the Company granted 7,364,789 warrants and 78,342 broker warrants in conjunction with the February 2017 Offering. In addition, as discussed above under Note 5, the Company granted 890,670 First Tranche Increase warrants to Lind in connection with the funding of the First Tranche Increase.

At March 31, 2017, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price (C$)	Expiry Date
3,125,000	0.72	December 22, 2018
9,150,285	0.75	January 19, 2019
3,860,800	0.85	February 14, 2020
2,964,682	0.85	February 21, 2020
617,649	0.85	February 28, 2020
890,670	0.90	March 31, 2020
20,609,086

7.	RELATED PARTY TRANSACTIONS AND BALANCES

On January 16, 2017, the Company entered into a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2,000 with Mark Smith, Chief Executive Officer and Executive Chairman of NioCorp. The Credit Facility bears an interest rate of 10% and drawdowns from the Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility are secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith dated June 17, 2015. The Credit Facility contains financial and non-financial covenants customary for a facility of this size and nature. On January 18, 2017, the Company completed a drawdown from the Credit Facility in the amount of $175.

The Company has an additional loan with Mr. Smith (the “Original Smith Loan”) that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement, and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. The principal amount outstanding under the Original Smith Loan is $1,000.

On March 20, 2017, the due dates on the Smith Credit Facility and the Original Smith Loan were extended to June 16, 2018 and June 17, 2018, respectively.

As of March 31, 2017, accounts payable and accrued liabilities included interest payable to Mr. Smith of $107.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

8.	Exploration Expenditures

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Technical studies and engineering	$1,994	$215	$3,982	$1,878
Field management and other	371	275	1,004	668
Drilling	-	-	-	197
Metallurgical development	366	68	2,057	178
Geologists and field staff	30	8	85	41
Total	$2,761	$566	$7,128	$2,962

9.	Fair Value Measurements

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

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at March 31, 2017 and June 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and included situations where there is little, if any, market activity for the instrument:

	As of March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,852	$1,852	$-	$-
Available for sale securities	26	26	-	-
Total	$1,878	$1,878	$-	$-
Liabilities:
Convertible debt	$4,943	$-	$-	$4,943
Derivative liability, convertible debt	115	-	-	115
Total	$5,058	$-	$-	$5,058

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

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

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2016	$6,321
Additional debt drawdown	1,000
Conversions to equity	(2,212)
Realized and unrealized losses	(51)
Balance, March 31, 2017	$5,058

10.      SUBSEQUENT EVENT

On May 10, 2017, the Company announced that it had entered into an agreement, subject to regulatory approval, with Mackie Research Capital Corporation (“Mackie”), which agreement was subsequently amended on May 12, 2017. Pursuant to the amended agreement, Mackie has agreed to purchase, on a bought deal short form prospectus basis, 3,077,000 units of the Company (the “May 2017 Units”) at a price of C$0.65 per May 2017 Unit for gross proceeds to the Company of up to C$2,000,050 (the “May 2017 Offering”), subject to an option to increase the size of the May 2017 Offering by up to 15% in May 2017 Units. Each May 2017 Unit will consist of one Common Share and one warrant, with each warrant entitling the holder to acquire one Common Share at a price of C$0.85 at any time prior to the date which is three years following completion of the May 2017 Offering. Proceeds of the May 2017 Offering will be used for general working capital purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as at and for the three and nine months ended March 31, 2017 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See section heading “Note Regarding Forward-Looking Statements” below.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” of our Registration Statement on Form S-1, as filed with the SEC on April 12, 2017, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

The Company’s forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations, and opinions of Management as of the date of this report. The Company does not assume any obligation to update forward-looking statements if circumstances or Management’s beliefs, expectations, or opinions should change, except as required by law. For the reasons set forth above, investors should not attribute undue certainty to or place undue reliance on forward-looking statements.

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

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1.07 billion in annual gross revenue and did not have such amount as of June 30, 2016, being the last day of our most recently completed fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1.07 billion or (ii) we issue more than $1.07 billion in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

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

Recent Corporate Events

•	On January 16, 2017, we entered into a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2.0 million with Mark Smith. The Credit Facility bears an interest rate of 10% and is drawdowns are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility will become due January 16, 2018, and are secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith dated June 17, 2015. The Credit Facility contains financial and non-financial covenants customary for a facility of this size and nature. On January 18, 2017, we completed a drawdown from the Credit Facility in the amount of $175.
•	On January 27, 2017, we announced a non-brokered private placement (the “February 2017 Offering”) of up to 2,857,143 units of the Company (each a “Unit”) at a price of C$0.70 per Unit. Subsequently, the maximum February 2017 Offering was increased to 7,364,789 Units. Each Unit consists of one Common Share and one transferable Common Share purchase warrant (each whole such warrant a "Warrant"), with each Warrant entitling the holder thereof to acquire one additional Common Share at a price of C$0.85 for a period of 36 months from their date of issuance.
•	On February 1, 2017, the Company issued 617,971 common shares of the Company to Lind upon conversion of US$275 in principal amount of the Company’s outstanding convertible note issued in December of 2015 at a conversion price of C$0.76641 per share.
•	On February 6, 2017, the Company issued 1,698,072 common shares of the Company to Lind Asset Management IV, LLC upon conversion of US$750 in principal amount of the Company’s outstanding convertible note issued in December of 2015 at a conversion price of C$0.76426 per share.
•	On February 14, 2017, the Company completed the first tranche closing (the "First Tranche Closing") of the February 2017 Offering. The First Tranche Closing consisted of the issuance of 3,860,800 Units at a price of C$0.70 per Unit, for gross proceeds of C$2.7 million.

•	On February 21, 2017, we announced that, further to our existing Lind Agreement, the Company had provided Lind with its demand, pursuant to which the Company called an additional $1.0 million in funds from Lind under the Lind Agreement (the “First Tranche Increase”). NioCorp was entitled to demand the First Tranche Increase pursuant to the terms of the Lind Agreement. The First Tranche Increase funds were required to be delivered by Lind to the Company on or before March 30, 2017, will have a term of two years and bear prepaid interest at a rate of 10% per annum. In connection with the First Tranche Increase, the Company is obligated to issue Lind warrants of the Company at the time of funding of the First Tranche Increase (the “First Tranche Increase Warrants”). The First Tranche Increase Warrants will have a term of 36 months from issuance, and the number of First Tranche Warrants to be issued will be equal to $1.0 million divided by the VWAP for the five (5) consecutive trading days immediately before the First Tranche Increase funding is received, multiplied by 0.5. The exercise price of the First Tranche Increase Warrants issuable in connection with the First Tranche Increase will be equal to 120% of the Company’s five (5) trading day VWAP per share immediately prior to the date the First Tranche Increase funding is received.
•	On February 28, 2017, the Company completed the second and final tranche closing (the "Final Closing") of the February 2017 Offering. The Final Closing consisted of the issuance of 3,503,989 Units including 2,964,682 Units dated February 21, 2017, and 539,307 Units dated February 28, 2017, at a price of C$0.70 per Unit, for gross aggregate proceeds of C$2.5 million.
•	On March 24, 2017, we announced that we had entered into an amending agreement dated March 20, 2017, with Lind to extend the term of the Initial Convertible Security by six months to June 17, 2018, and entered into amending agreements dated March 20, 2017, with Mark Smith to extend the due dates of the Smith Credit Agreement and Original Smith Loan to June 16, 2018 and June 17, 2018, respectively.
•	On March 31, 2017, we received $1.0 million in First Tranche Increase funding from Lind. In connection with this additional funding, the Company issued 890,670 Lind first Tranche Increase Warrants, at an exercise price of C$0.90 per warrant.
•	On May 10, 2017, the Company announced that it had entered into an agreement, subject to regulatory approval, with Mackie Research Capital Corporation (“Mackie”), which agreement was subsequently amended on May 12, 2017. Pursuant to the amended agreement, Mackie has agreed to purchase, on a bought deal short form prospectus basis, 3,077,000 units of the Company (the “May 2017 Units”) at a price of C$0.65 per May 2017 Unit for gross proceeds to the Company of up to C$2,000,050 (the “May 2017 Offering”), subject to an option to increase the size of the May 2017 Offering by up to 15% in May 2017 Units. Each May 2017 Unit will consist of one Common Share and one warrant, with each warrant entitling the holder to acquire one Common Share at a price of C$0.85 at any time prior to the date which is three years following completion of the May 2017 Offering. Proceeds of the May 2017 Offering will be used for general working capital purposes.

Elk Creek Project Update

•	On January 9, 2017, we announced the successful conclusion of negotiations with private landowners in the Elk Creek, Nebraska area that will allow the Company to purchase land needed for the preferred layout of the Elk Creek Project’s proposed underground mine and surface processing facility.
•	On January 18, 2017, we announced the achievement of two major process breakthroughs as part of final design work for the Feasibility Study. Both advances – one in the Niobium metallurgical process and one related to regenerating useful materials from process streams previously slated for disposal – may lead to lower-than-expected capital expenditures (CAPEX) and operating expenses (OPEX) for the sub-systems involved. Subsequently, on January 24, 2017, we announced that based on these breakthroughs we will eliminate a planned railroad spur line and supporting infrastructure from the Elk Creek Project. The original railroad spur line would have required constructing several railroad bridges over the Nemaha River, Elk Creek, and various tributaries, as well as impacting an estimated 2.6 acres of wetlands and open water, and more than 1,700 feet of various water channels. Final CAPEX estimates will be determined when all remaining Feasibility Study work is complete.
•	On January 24, 2017, we announced that recent metallurgical process breakthroughs allowing the recycling of materials previously planned for disposal as part of the Elk Creek Project should simplify and streamline the Elk Creek Project’s permitting by the United States Army Corps of Engineers (the “USACE”) because of significantly reduced environmental impacts. The Company’s October 2015 Preliminary Economic Assessment called for a seven-kilometer railroad spur line, along with supporting rail infrastructure, in order to deliver approximately 7,000 tonnes per week of reagents needed for separation and purification of the three superalloy metals (Niobium, Scandium, and Titanium) that NioCorp plans to produce. Metallurgical process advances announced January 18, 2017 will allow The Elk Creek Project to recycle many of these reagents from material that previously was planned for disposal either in an on-site tailings storage area or as mine backfill. They also will allow an elimination of the planned railroad spur line and supporting infrastructure. That, in turn, will reduce the Elk Creek Project’s projected impacts to wetlands and waterways that are subject to regulation by the USACE.

•	On February 6, 2017, we announced that new environmental improvements in our Elk Creek Project may allow for a permit under the USACE Nationwide Permit program under Section 404 of the Clean Water Act, instead of the USACE’s lengthier and more costly Individual Permit process. As a result of recent engineering and environmental design advances achieved by NioCorp and its consulting team, we believe that the Elk Creek Project’s estimated impacts on federally regulated wetlands and stream channels have been materially reduced. As a result, the Elk Creek Project is expected to qualify for a Nationwide Permit rather than an Individual Permit under Section 404 of the Clean Water Act. USACE officials have confirmed to NioCorp that impacts at these relatively low levels generally qualify a project for the Nationwide Permit program, although a final determination by the USACE can be made only after a complete permit application is submitted.
•	On March 27, 2017, we announced that we successfully produced high-purity 99.9% commercial grade Scandium from the Elk Creek Project resource. In addition, we announced the finalization of plans for the proposed Scandium purification circuit to be used at Elk Creek Project.
•	On March 30, 2017, we announced the submission of a Pre-Construction Notification (“PCN”) permit application to the U.S. Army Corps of Engineers (“USACE”) for the proposed waterline from the Elk Creek Project to the Missouri River. The PCN covers the outfall structure portion of the Project’s waterline in the Missouri River. Under current federal law (40CFR330.1 (e)), NioCorp may presume that the PCN qualifies for the USACE’s Nationwide Permit 12 (Utility Line Activities) unless it is notified by the USACE within 45 calendar days. If the USACE notifies NioCorp that the notification is incomplete, one additional 45-day period commences upon receipt of the revised notification.
•	On April 10, 2017, we announced that we had reached agreement with private landowners on the final land parcel needed prior to completion of a feasibility study for our Elk Creek Project. The perpetual easement between NioCorp and the landowners is for a land parcel at the terminus of the Company’s proposed waterline to the Missouri River from its Elk Creek property. The easement facilitates the shortest route for the waterline between the property and the Missouri River, which helps to cut costs, reduce the Elk Creek Project’s environmental footprint, and furthers the Company’s goal of minimizing impacts to federally regulated wetlands and stream channels.

We continued to advance Feasibility Study and other Elk Creek Project-related work during the quarter. This included advancing the final confirmatory metallurgical test programs at third party labs to firm up the basis of design for the surface production plant, as well as advancing characterization studies for the various products that the surface production plant would produce. In parallel with this work, the Company has completed equipment sizing, layout and engineering design sufficient to support a Feasibility Study level cost estimate for the project.

With the completion of the work efforts noted above, we are now engaged in wrapping up the final components of the Feasibility Study and expect to publicly release our FS results by June 30, 2017. Remaining work elements are currently being worked to completion, and include the following tasks:

•	Materials Characterization for Impoundment Design and Mine Backfill Purposes: We are now analyzing and quantifying the physical, geotechnical, environmental, and geochemical properties of our plant tailings and evaluating their engineering properties for use as a backfill material in the mine. Testing required in this process involves the curing of a range of mixtures of the tailings with cement and or backfill that can take up to 28 days. The properties determined during these test programs will drive the capital and operating costs of the backfill system and the surface impoundment.
•	Feasibility Study-Level Hydrometallurgical Engineering Design: We have now locked down hydrometallurgical process and are working to complete the Feasibility Study level process engineering, layout, and cost estimating for the hydrometallurgical plant (where we separate and purify Scandium, Titanium and Niobium). We have already completed this work for the pyrometallurgical plant, mineral processing plant, wastewater treatment plant, and supporting infrastructure systems.

•	Cost Estimating: We are securing multiple vendor cost estimates on major equipment and process systems as design engineering for those systems is advanced. This involves providing a Feasibility Study-level engineering specification to each vendor in order to get a Feasibility Study-level estimate for the cost of each major piece of equipment. These quotes are important in estimating costs of construction, a key input to the Feasibility Study.
•	Updates to Market Studies for Planned Commercial Products: Given that previously commissioned market studies are more than one year old, we are having these updated. These updates have been completed as of April 13, 2017.
•	Final CAPEX/OPEX Estimates: Once all design engineering, cost estimates, and other inputs are finalized, this data is integrated into the Feasibility Study Technical Economic Model, which will provide project CAPEX, mining rates, production rates, and OPEX. The model is prepared with a targeted CAPEX and OPEX accuracy of +/-15%. The model will reflect a detailed construction and commissioning schedule for all aspects of the Project.
•	Final Review of Feasibility Study Prior to Release: A careful review will be conducted of the Feasibility Study documents to ensure consistency across its many elements.

Once these remaining steps have been completed, we will announce the Feasibility Study results and findings, followed by the required filing of the complete Feasibility Study Technical Report within 45 days of such announcement.

In the eighteen months since the publication of our PEA, we have spent approximately $11.7 million in exploration related expenditures. The following table compares cost guidance from the PEA to actual exploration costs incurred.

		PEA	Actual Expenditures
Category	Description	Guidance[1]	FY2016	YTD2017	Totals
PEA Recommended & Budgeted Work[2]:
Feasibility Study and Engineering	Feasibility study with hydrogeological, geochemistry, and geotechnical work programs	$6,000	$2,617	$3,952	$6,569
Metallurgical	Process feasibility study design and metallurgical testing program including backfill testing	2,400	844	2,057	2,901
Other[2]	Tailings geotechnical field test work with drilling, logging, cone penetration testing, and in situ and borrow materials laboratory testing in Area 7	160	-	17	17
	Marketing Studies	200	-	13	13
Sub Total		8,760	3,461	6,039	9,500
Other exploration expenditures[3]:
Drilling		-	197	-	197
Geologists and Field Staff		-	-	85	85
Field Management and Other			944	1,004	1,948
Total		$8,760	$4,602	$7,128	$11,730

1 Anticipated expenditures required to develop a feasibility study, as outlined in the PEA.

2 Expenditures included in “Feasibility study and engineering” in financial statements.

3 Expenditures incurred to advance the overall Elk Creek Project and Feasibility Study.

Substantially all the Feasibility Study work has now been completed and as of March 31, 2017, we anticipate approximately $0.2 – $0.3 million of work remains, which is expected to be incurred for final Feasibility Study and engineering wrap up. While we may ultimately exceed the amounts as budgeted in the PEA by 5-10%, most of this deviation is for additional metallurgical analyses that Management incurred to identified process breakthroughs with the potential to reduce CAPEX and OPEX, as discussed above.

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

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Operating expenses:
Consulting	$-	$27	$1	$158
Depreciation	3	3	7	7
Employee-related costs	578	732	1,614	1,252
Finance costs	4	(38)	4	240
Professional fees	133	151	745	273
Exploration expenditures	2,761	566	7,128	2,962
Other operating expenses	596	442	906	933
Total operating expenses	4,075	1,883	10,405	5,825

Change in financial instrument fair value	524	1,132	189	2,501
Foreign exchange loss (gain)	(80)	(686)	113	(489)
Interest expense	78	62	218	203
Loss (gain) on available for sale securities	12	19	6	13
Income tax expense	-	-	-	-
Net Loss	$4,609	$2,410	$10,931	$8,053

Nine months ended March 31, 2017 compared to nine months ended March 31, 2016

Significant items affecting operating expenses are noted below:

Employee related costs increased primarily due to increased share-based compensation costs reflecting the timing of option issuances, as well as the number of options granted and associated fair value calculations, as well as the impact of additional personnel costs to support finance and external communications activities.

Professional fees include legal and accounting services, and increased $0.5 million. This increase reflects costs associated with registration statements filed with the SEC and ongoing compliance efforts. The Company expects that professional fees through the remainder of the fiscal year will return to historical levels as the Company has completed the transition to being a reporting issuer with the SEC.

Exploration expenditures increased $4.2 million, reflecting the timing of expenditures at the Elk Creek Project as discussed above under “Elk Creek Project Update.” 2017 expenditures primarily related to engineering and metallurgical bench and pilot plant testwork in support of our continuing Feasibility Study work, while 2016 costs were primarily directed towards engineering costs in support of the Preliminary Economic Assessment studies that were completed that year.

Other operating expenses include investor relations, general office expenditures, stock and proxy expenditures and other miscellaneous costs. The decline in expenditures was related to financing-related costs incurred in 2016.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of the Convertible Security, which is carried at fair value, as well as changes in the market value of the derivative liability component of the Convertible Notes and the fair market value of warrants issued in connection with the Convertible Security. Overall, the decline in expenses relates to fair value amounts ascribed to the Convertible Security at original issuance.

Foreign exchange (gain) loss is primarily due to changes in the United States dollar (“USD”) against the Canadian dollar (“C$”), and reflects the timing of foreign currency transactions and subsequent changes in exchange rates. The impacts in both periods primarily relates to the impact of changing foreign currency rates as applied to the USD-denominated convertible debt instruments and related party debt, which are recorded on the Canadian parent company books.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Operating expenses increased $2.2 million, reflecting the timing of expenditures at the Elk Creek Project as discussed above under “Elk Creek Project Update.” Other impacts to net loss include declines in both change in financial instrument fair value and foreign exchange gain as discussed above under “Nine months ended March 31, 2017 compared to nine months ended March 31, 2016.”

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, and the exercise of incentive stock options and share purchase warrants. We believe that we will be able to secure additional private placements financings in the future, although we cannot predict the size or pricing of any such financings. In addition, we can raise funds through the sale of interests in our mineral properties, although current market conditions have substantially reduced the number of potential buyers/acquirers of any such interest(s). This situation is unlikely to change until such time as we can complete work on the Feasibility Study.

As of March 31, 2017, the Company had cash of $1.9 million and working capital of $0.3 million, compared to cash of $4.4 million and working capital of $2.3 million on June 30, 2016. This change in working capital is the result of our continued work towards completion of the Feasibility Study, and the timing of financing inflows.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $1.6 million until June 30, 2017. In addition to outstanding accounts payable, our ongoing burn rate averages to approximately $400 per month where approximately $320 is for administrative purposes and approximately $84 is for planned exploration expenditures related to the completion of the Feasibility Study, permitting efforts, and third party consultants until June 30, 2017. The Company’s ability to continue operations and fund our current work plan is dependent on Management’s ability to secure additional financing.

The Company anticipates that it may need to raise $5 million to $6 million to continue planned operations focused on financing the Elk Creek Resources Project after the completion of the Feasibility Study. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Exploration expenditure commitments (for example, lease payments) are $32 until June 30, 2017 and planned exploration and development activities are approximately $0.2 million until June 30, 2017. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2017, the Company may require additional financing during 2017. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all our presently planned exploration and development activities at the Elk Creek Project.

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

Operating Activities

During the nine months ended March 31, 2017, the Company's operating activities consumed $9.0 million of cash (2016: $9.1 million). The cash used in operating activities for 2017 reflects the Company's funding of losses of $10.9 million offset by minor non-cash adjustments and changes in working capital items. Overall, 2017 operational outflows remained steady with 2016. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $6.8 million in 2017 as compared to $10.2 million in 2016, reflecting the timing of convertible debt instrument and private placement issuances initiated during the comparative periods.

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

Contractual Obligations

Other than as described below, there have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Tabular Disclosure of Contractual Obligations” as of June 30, 2016, in our registration statement on Form S-1 (333-213451) filed on September 2, 2016, as amended September 22, 2016, which discussion is incorporated herein by reference. During the nine-month period ended March 31, 2017, debt obligations decreased $0.5 million due to conversions under the Lind Agreement, partially offset by funds received from the Lind First Tranche Increase and the Smith Credit Facility. There were no other substantial changes to contractual obligations.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies” as of June 30, 2016, in our registration statement on Form S-1 (333-213451) filed on September 2, 2016, as amended September 22, 2016 and incorporated herein by reference.

Certain U.S. Federal Income Tax Considerations

The Company has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s registration statement on Form S-1 (333-213451) filed on September 2, 2016, as amended September 22, 2016, under the heading “Certain United States Federal Income Tax Considerations” and incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the nine months ended March 31, 2017, an evaluation was carried out under the supervision of and with the participation of our Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our Management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth under the heading “Risk Factors” in our Registration Statement on Form S-1 (333-217272) filed with the SEC on April 12, 2017, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered equity securities in the period covered by this Quarterly Report on Form 10-Q have been previously reported on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine-month period ended March 31, 2017, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles dated January 27, 2015
4.1# (1)	Option Plan
4.2(1)	Special Warrant Indenture in respect of 2014 Special Warrants
4.3(1)	Special Warrant Indenture in respect of 2015 Special Warrants
4.4(1)	Warrant Indenture in respect of the 2014 Warrants
4.5(1)	Warrant Indenture in respect of the 2015 Warrants
4.6(4)	Warrant Indenture in respect of the February 2017 Warrants
4.7(4)	Form of Subscription Agreement for the February 2017 Units
4.8(6)	Form of Lind Warrant
10.1(3)	Smith Credit Agreement
10.2(5)	Lind Extension Agreement
10.3(5)	Smith 2015 Loan Extension Agreement
10.4(5)	Smith 2017 Credit Facility Extension Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension- Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

#	Management compensation plan, arrangement or agreement.
(1)	Previously filed as an exhibit to the Company’s draft registration statement on Form S-1 submitted to the Commission on July 27, 2016 and incorporated herein by reference.
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at March 31, 2017 and June 30, 2016, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended March 31, 2017 and 2016, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2017 and 2016, (iv) the Condensed Interim Consolidated Statements of Changes in Equity for the Nine Months Ended March 31, 2017 and the Year ended June 30, 2016, (v) the Notes to the Condensed Interim Consolidated Financial Statements.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2017 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2017 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2017 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2017

INDEX TO EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles dated January 27, 2015
4.1#(1)	Option Plan
4.2(1)	Special Warrant Indenture in respect of 2014 Special Warrants
4.3(1)	Special Warrant Indenture in respect of 2015 Special Warrants
4.4(1)	Warrant Indenture in respect of the 2014 Warrants
4.5(1)	Warrant Indenture in respect of the 2015 Warrants
4.6(4)	Warrant Indenture in respect of the February 2017 Warrants
4.7(4)	Form of Subscription Agreement for the February 2017 Units
4.8(6)	Form of Lind Warrant
10.1(3)	Smith Credit Agreement
10.2(5)	Lind Extension Agreement
10.3(5)	Smith 2015 Loan Extension Agreement
10.4(5)	Smith 2017 Credit Facility Extension Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension- Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

#	Management compensation plan, arrangement or agreement.
(1)	Previously filed as an exhibit to the Company’s draft registration statement on Form S-1 submitted to the Commission on July 27, 2016 and incorporated herein by reference.
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at March 31, 2017 and June 30, 2016, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended March 31, 2017 and 2016, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2017 and 2016, (iv) the Condensed Interim Consolidated Statements of Changes in Equity for the Nine Months Ended March 31, 2017 and the Year ended June 30, 2016, (v) the Notes to the Condensed Interim Consolidated Financial Statements.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2017 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2017 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2017 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2017 and incorporated herein by reference.

