Form 10-K
period 2017-06-30
NIOCORP DEVELOPMENTS LTD
filed 2017-08-29
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: Common Shares, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

At December 31, 2016, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $92,369,082 based on the closing sale price as reported on the Toronto Stock Exchange. There were 202,841,546 common shares outstanding on August 29, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Glossary of Terms

0896800	0896800 B.C. Ltd., a wholly-owned subsidiary of the Company and 100% owner of ECRC
BCSC	British Columbia Securities Commission
CAPEX	Capital expenditures
CIM	Canadian Institute of Mining and Metallurgy
CMC	CMC Cometals, a division of Commercial Metals Company of Fort Lee, New Jersey
CMC Agreement	The Offtake Agreement dated June 2016 by and between the Company and CMC
Common Shares	The Common Shares, without par value, in the capital stock of NioCorp as the same are constituted on the date hereof, as traded on the TSX
cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate
Deposit	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical, and economic factors are resolved.
Diamond Drilling	A type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis
ECRC	Elk Creek Resources Corp., a private Nebraska corporation and wholly-owned subsidiary of 0896800
Elk Creek Feasibility Study	A CIM-compliant NI 43-101 feasibility study for the Elk Creek Project, filed on SEDAR on August 10, 2017
Elk Creek Project	NioCorp’s niobium, scandium, and titanium project located on the Elk Creek Property
Elk Creek Property	NioCorp’s Carbonatite property located in Southeast Nebraska, USA
EPA	The United States Environmental Protection Agency
Ferroniobium	An iron-niobium alloy, with a niobium content of 60-70%
feasibility study	A comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental, and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production
First Tranche Increase	NioCorp’s right to call an additional $1.0 million under the Lind Agreement

i

First Tranche Increase Warrants	Warrants issued to Lind upon funding of the First Tranche Increase
grade	A particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
host	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
host rock	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
HSLA steel	High-strength low-alloy steel
Initial Convertible Security	The first issuance under the Lind Agreement with a face value of $5.4 million
Lind	Lind Asset Management IV, an entity managed by The Lind Partners, a New York based asset management firm
Lind Agreement	NioCorp’s definitive convertible security funding agreement with Lind dated December 14, 2015
Mackie	Mackie Research Capital Corporation
Mark Smith	Chief Executive Officer, President, and Executive Chairman of NioCorp
Mineral Reserve	The economically and legally mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study under NI 43-101 standards or a bankable feasibility study under SEC Industry Guide 7 Standards. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined and processed.
Mineral Resource	A concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics, and continuity of a mineral resource are known, estimated, or interpreted from specific geological evidence and knowledge. The term “mineral resource” covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which mineral reserves may subsequently be defined by the consideration and application of technical, economic, legal, environmental, socio-economic, and governmental factors. The phrase “reasonable prospects for economic extraction” implies a judgment by a qualified person (as that term is defined in NI 43-101) in respect of the technical and economic factors likely to influence the prospect of economic extraction. A mineral resource is an inventory of mineralization that, under realistically assumed and justifiable technical and economic conditions, might become economically extractable.

ii

Inferred Mineral Resource: Under CIM standards, an Inferred Mineral Resource is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drill holes.
Indicated Mineral Resource: Under CIM standards, an Indicated Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.
Measured Mineral Resource: Under CIM standards, a Measured Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling, and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drill holes that are spaced closely enough to confirm both geological and grade continuity.
SEC Industry Guide 7 does not define “mineral resources” and typically mineral resources may not be disclosed in reports filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Estimates of Mineral Reserves and Mineral Resources” below.
National Instrument 43-101 (or NI 43-101)	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
Nb or niobium	The element niobium (atomic number 41), a transition metal primarily used in the production of HSLA steel
NioCorp, we, us, our or the Company	NioCorp Developments Ltd.
NSR	Net Smelter Return, the net revenue that the owner of a mining property receives from the sale of the mine’s products less transportation and refining costs
October 2015 PEA	NioCorp’s Amended Preliminary Economic Assessment dated October 16, 2015
Offtake Agreement	An offtake agreement is an agreement between NioCorp and a third party for the purchase and sale of products to be produced from the Elk Creek Project
OPEX	Operating expenditures

iii

Original Smith Loan	A loan in the amount of $1.5 million with Mark Smith, dated June 17, 2015
PEA	A Preliminary Economic Assessment, as defined by NI 43-101
Sc or scandium	The element scandium (atomic number 21), a transition metal used as an alloying agent with aluminum that provides high strength and lower weight for aerospace industry components and other applications that need lightweight metals. It also is used in the electrolyte layer of solid oxide fuel cells.
SEC	United States Securities and Exchange Commission
Securities Act	United States Securities Act of 1933, as amended
SEDAR	System for Electronic Document Analysis and Retrieval, the electronic filing system for the disclosure documents of issuers across Canada
SGS	SGS Canada Inc.
Smith Credit Agreement	A non-revolving credit facility agreement in the amount of $2.0 million with Mark Smith, dated January 16, 2017
SGS facility	A metallurgical testing facility located in Lakefield, Ontario owned and operated by SGS
SRK	SRK Consulting (US) Inc.
Ti or titanium	The element titanium (atomic number 22), a transition metal which in its oxide form is a common pigment in paper, paint, and plastic. In its metallic form, titanium is used in aerospace applications, armor, chemical processing applications, marine hardware applications, medical implants, power generation, and in sporting goods.
TK	ThyssenKrupp Metallurgical Products GmbH
TK Agreement	The Offtake Agreement dated November 10, 2014 by and between the Company and TK
TSX	The Toronto Stock Exchange
Unit	An equity package consisting of one Common Share of the Company and one transferable Common Share purchase warrant
USACE	The United States Army Corps of Engineers
USGS	The United States Geological Service
VWAP	The volume-weighted average price of the Company’s Common Shares on the TSX

iv

SEC Industry Guide 7 Definitions

development stage	A mineral project which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.
exploration stage	A mineral prospect which is not in either the development or production stage
mineralized material	Material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction
probable reserve	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
production stage	A project which is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product
proven reserve	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.
Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. “Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing. A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

v

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.4047
Feet (“ft”)	Metres (“m”)	0.3048
Miles	Kilometres (“km”)	1.6093
Tons	Tonnes (“t”)	0.9072
Ounces (troy)/ton	Grams/Tonne (“g/t”)	34.2857

1 mile = 1.6093 kilometers
1 acre = 0.4047 hectares

2,204.62 pounds = 1 metric tonne = 1 tonne
2000 pounds (1 short ton) = 0.9072 tonnes
1 ounce (troy) = 31.1035 grams
1 ounce (troy)/ton = 34.2857 grams/tonne

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

The mineral estimates in this Annual Report on Form 10-K (this “Form 10-K”) have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with National Instrument 43-101 and the CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the SEC Industry Guide 7 under the Securities Act. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” and “inferred mineral resource” are defined in, and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian securities laws and regulations, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Certain disclosures of the results of mining operations contained herein are permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this Form 10-K and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

 Currency and Exchange Rates

All dollar amounts in this Form 10-K are expressed in United States dollars unless otherwise indicated. The Company’s accounts are maintained in United States dollars and the Company’s financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. Some of the Company’s material agreements use Canadian dollars and the Company’s Common Shares, as traded on the Toronto Stock Exchange, are traded in Canadian dollars. As used herein, “C$” represents Canadian dollars.

The following table sets forth the rate of exchange for the Canadian dollar, expressed in United States dollars in effect at the end of the periods indicated, the average of exchange rates in effect during such periods, and the high and low exchange rates during such periods based on the daily rate of exchange as reported by the Bank of Canada for conversion of Canadian dollars into United States dollars.

vi

	Fiscal Year Ended June 30,
	2017	2016	2015
Canadian Dollars to United States Dollars
Rate at end of period	0.7706	0.7687	0.8017
Average rate for period	0.7538	0.7541	0.8520
High for period	0.7828	0.7972	0.9404
Low for period	0.7276	0.6854	0.7811

vii

PART I

ITEM 1.	BUSINESS

Introduction

NioCorp was incorporated under the laws of the Province of British Columbia under the Business Corporations Act (British Columbia) on February 27, 1987 under the name “IPC International Prospector Corp.” On May 22, 1991, we changed our name to “Kingston Resources Ltd.” On June 29, 2001, we changed our name to “Butler Developments Corp.” On February 12, 2009, we changed our name to “Butler Resource Corp.” On March 4, 2010, we changed our name to “Quantum Rare Earth Developments Corp.” On March 4, 2013, we changed our name to “NioCorp Developments Ltd.”

NioCorp is a reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and New Brunswick. Our registered and records office is located at 595 Burrard Street, Suite 2600, Vancouver, British Columbia V7X 1L3 (ATTN: Blake, Cassels & Graydon LLP). Our head office is located at 7000 South Yosemite Street, Suite 115, Centennial, Colorado 80112.

Historical Development of the Business

During 2009 and 2010, the Company commenced mineral exploration activities in the Elk Creek, Nebraska area, including negotiations with local landowners for land access agreements. The acquisition of the Elk Creek Project was closed in December 2010 and involved the purchase of all of the issued and outstanding common shares of 859404 BC Ltd. (“859404”), a private British Columbia company, which in turn held 100% of the issued and outstanding shares of ECRC, and was signatory to the option agreements covering the Elk Creek Property area. A new Canadian company, 0886338 BC Ltd. was formed to merge with 0859404, and this merged entity was subsequently amalgamated into 0896800.

The Company commenced a field exploration program in 2011 which included verification of previous work which was completed on the Elk Creek Property in the 1970s and 1980s, re-assaying of historic drill core, an airborne geophysical survey and the completion of five new diamond drill holes. The available data for the Elk Creek Property was compiled into an updated NI 43-101 resource estimate for the Elk Creek Project, which was issued in April 2012. Additional drilling and NI 43-101 technical reports, including resource updates and PEAs, were completed and issued by the Company in 2014 and 2015.

During fiscal years 2016 and 2017, the Company focused on feasibility study development and, on June 30, 2017, we announced the completion of the Elk Creek Feasibility Study. The related technical report was filed in Canada on SEDAR on August 10, 2017. Information regarding the Elk Creek Feasibility Study is discussed below under Item 2. “Properties.”

Loss of Foreign Private Issuer Status under U.S. Securities Laws

Based on our analysis of the number of Common Shares held by persons resident in the United States as of December 31, 2015, as well as the majority of our assets, officers, and directors being in the United States, we did not meet the definition of a “foreign private issuer” under Rule 405 of the Securities Act and as a result, effective July 1, 2016 we became subject to United States securities laws as applicable to a United States domestic company for our fiscal year ended June 30, 2017. Further, based on our analysis on December 31, 2016, we will remain subject to the reporting requirements of a domestic issuer for the fiscal year ending June 30, 2018.

You may read and copy any materials we file with the SEC in the SEC’s Public Reference Room, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1.07 billion in annual gross revenue and did not have such amount as of June 30, 2017, being the last day of our fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1.07 billion or (ii) we issue more than $1.0 billion in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company under the JOBS Act, we have elected to opt out of the extended transition period for complying with new or revised standards pursuant to Section 107(b) of the JOBS Act. The election is irrevocable.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Such sections are provided below:

●	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

●	Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Exchange Act.

Geographic and Segment Information

We have one reportable segment consisting of evaluation, acquisition, exploration, and development activities which are focused principally in Nebraska, U.S.A. We reported no material revenues during our last three fiscal years.

Corporate Structure

The Company’s business operations are conducted primarily through ECRC. The below table provides an overview of the Company’s current subsidiaries and their activities.

Name	State/Province of Formation	Ownership	Business
0896800 B.C. Ltd.	British Columbia	100% by the Company	The only business of 0896800 is to hold the shares of ECRC
Elk Creek Resources Corp.	Nebraska	100% by 0896800	The business of ECRC is the development of the Elk Creek Project

Business Operations

NioCorp is a mineral exploration company engaged in the acquisition, exploration, and development of mineral properties. NioCorp, through ECRC, is developing a superalloy materials project that, if and when developed, will produce niobium, scandium, and titanium products. Known as the “Elk Creek Project,” it is located near Elk Creek, Nebraska, in the southeast portion of the state.

●	Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in HSLA steel, a stronger steel used in automotive, bridges, structural systems, buildings, pipelines, and other applications that generally enables those applications to be stronger and lighter in mass. This “lightweighting” benefit often results in environmental benefits, including reduced fuel consumption and material usage, which can result in fewer air emissions.

●	Scandium can be combined with aluminum to make super-high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation.

●	Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete mine development and construction of the Elk Creek Project.

With the recent filing of the Elk Creek Feasibility Study (see Item 2 “Properties,” below), all work presently planned by us is directed at obtaining the financing necessary to advance the Elk Creek Project to construction and operations. In addition, we are also conducting permitting and other related activities at and for the Elk Creek Project.

Since the publication of our October 2015 PEA, we have spent approximately $13.6 million in exploration related expenditures. The following table compares cost guidance from the October 2015 PEA to actual exploration costs incurred as of June 30, 2017.

		PEA	Actual Expenditures
Category	Description	Guidance[1]	FY2016	FY2017	Totals
(in thousands)
PEA Recommended & Budgeted Work:
Feasibility Study and Engineering	Feasibility study with hydrogeological, geochemistry, and geotechnical work programs	$6,000	$2,671	$5,717	$8,388
Metallurgical	Process feasibility study design and metallurgical testing program including backfill testing	2,400	844	2,209	3,053
Other[2]	Tailings geotechnical field test work with drilling, logging, cone penetration testing, and in situ and borrow materials laboratory testing in Area 7	160	—	17	17
	Marketing Studies	200	—	63	63
Sub Total		8,760	3,515	8,006	11,521
Other exploration expenditures[3]:
Drilling		—	197	—	197
Geologists and Field Staff		—	67	110	177
Field Management and Other			940	811	1,751
Total		$8,760	$4,719	$8,927	$13,646

(1)	Anticipated expenditures required to develop a feasibility study, as outlined in the PEA.

(2)	Expenditures included in “Feasibility study and engineering” in financial statements.

(3)	Expenditures incurred to advance the overall Elk Creek Project and Elk Creek Feasibility Study.

Through June 30, 2017, substantially all feasibility study work was completed, except for matters related to the finalization and filing of the related technical report which was filed on SEDAR on August 10, 2017. Overall, deviations from the original PEA recommended and budgeted work related to additional costs incurred for additional metallurgical analyses and subsequent engineering work related to process breakthroughs included in the Elk Creek Feasibility Study.

Competitive Business Conditions

There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment, and hire qualified mineral exploration personnel. We may compete with other mining companies for mining claims in regions adjacent to our existing claims, or in other parts of the world should we dedicate resources to doing so in the future. These companies may be better capitalized than us and we may have difficulty in expanding our holdings through the staking or acquisition of additional mining claims or other mineral tenures.

In competing for qualified mineral exploration personnel, we may be required to pay compensation or benefits relatively higher than those paid in the past, and the availability of qualified personnel may be limited in high-demand mining periods, such as was the case in past years when the price of gold and other metals was higher than it is now.

Specialized Skill and Knowledge

The Company’s ability to continue to progress the Elk Creek Project will depend on its ability to attract and retain individuals with (among other skills) financial, administrative, engineering, geological and mining skills, and knowledge of our industry and targeted markets. Much of the necessary specialized skills and knowledge required by the Company as a mineral exploration company are available from the Company’s current management team and Board of Directors. The Company retains outside consultants if additional specialized skills and knowledge are required.

Cycles

The mining business is subject to mineral price cycles. The marketability of minerals and mineral concentrates is also affected by worldwide economic cycles. At the present time, weak demand for some minerals in many countries is suppressing commodity prices, although it is difficult to assess how long such trends may continue. Fluctuations in supply and demand in various regions throughout the world are common.

The following table sets forth commodity prices for the last five calendar years for the Ferroniobium, Scandium Trioxide and Titanium Dioxide products the Company anticipates extracting from its Elk Creek Project. These pricing surveys may not be representative of the pricing that the Company anticipates achieving for its products once commercial production begins from its Elk Creek Project.

Year	Ferroniobium U.S. Import Price ($/kg-Nb)[1]	Scandium Trioxide U.S. Price ($/kg)[2]	Titanium Dioxide U.S. Price ($/kg)[3]
2016	$36	$4,600	$0.73
2015	42	5,100	0.84
2014	43	5,000	0.95
2013	45	5,000	1.25
2012	45	4,700	2.20
(1)	Source: Roskill, “Niobium: Global Industry, Markets and Outlook to 2026, Thirteenth Edition, 2017.” Unit value is mass-weighted average U.S. import value of ferroniobium assuming 65% niobium content.

(2)	Source: USGS Mineral Commodity Summary, 2016. Scandium Trioxide, 99.99% purity, 5-kilogram lot size.

(3)	Source: USGS Mineral Commodity Summary, 2016. Rutile mineral concentrate, bulk, minimum 95% TiO2, f.o.b. Australia.

As NioCorp’s mining and exploration business is in the exploration stage, and NioCorp has not yet generated any revenue from the operation of the Elk Creek Project, it is not currently significantly affected by changes in commodity demand and prices, except to the extent that same impact the availability of capital for mineral exploration and development projects. As it does not carry on production activities, NioCorp’s ability to fund ongoing exploration is affected by the availability of financing which is, in turn, affected by the strength of the economy and other general economic factors.

Seasonality

The Elk Creek Project is not subject to material restrictions on our operations due to seasonality.

Economic Dependence

Other than land and mineral right option agreements and the Offtake Agreements, NioCorp’s business is not substantially dependent on any contract such as a contract to sell the major part of its product or services or to purchase the major part of its requirements for goods, services or its raw materials, or any franchise or license or other agreement to use a patent, formula, trade secret, process or trade name upon which its business depends.

Government Regulation

The exploration and development of a mining prospect is subject to regulation by a number of federal and state government authorities. These include the EPA and the USACE as well as the various state and local environmental protection agencies. The regulations address many environmental issues relating to air, soil, and water contamination, and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal, and use of toxic substances. In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals, and taxation. Many of the regulations require permits or licenses to be obtained, the absence of which and/or inability to obtain such permits or licenses will adversely affect our ability to conduct our exploration, development, and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

General

While none of the lands on which the Elk Creek Project is proposed to be built are owned by the United States Government, mining rights are governed by the General Mining Law of 1872, as amended, which allows for the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the Bureau of Land Management. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements, such as conditional use permits or zoning approvals.

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state, or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Environmental Regulation − U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint, and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions and/or demands for reimbursement for government-incurred cleanup costs or natural resource damages. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA, and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act, as amended (“CAA”), restricts the emission of air pollutants from many sources, including mining and processing activities. Any future mining operations by the Company may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare either a detailed statement known as an Environmental Impact Statement (“EIS”) or a less detailed statement known as an Environmental Assessment (“EA”). The EPA, other federal agencies, and any interested third parties can review and comment on the scoping of the EIS or EA and the adequacy of any findings set forth in the draft and final EIS or EA. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water from mining facilities and requires a storm water discharge permit or Stormwater Pollution Prevention Plan for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal, and administrative penalties for unauthorized discharges of pollutants, and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Environmental Regulation − Nebraska

Nebraska has a well-developed set of environmental regulations and responsible agencies, but does not have clearly defined regulations with respect to permitting mines. As such, review of the project and the issuance of permits by Nebraska agencies and regulatory bodies could potentially impact the total time to market for our Elk Creek Project. Other Nebraska regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees, or surety requirements.

Employees

As of August 29, 2017, we employed eleven (11) employees, each of whom is a full-time employee.

Forward-Looking Statements

Certain statements contained in this Form 10-K (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provided for under these sections. All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, future exploration activities, future mineral resource estimates, and future joint venture arrangements are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might,” or “will” be taken, occur, or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes or disruptions in the securities markets;
●	risks related to our history of losses;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to feasibility study results;
●	risks related to the determination of the economic viability of a deposit;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to estimates of mineral resources and reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to differences in United States and Canadian reserve and resource reporting;
●	risks related to our exploration activities being unsuccessful;
●	risks related to our ability to obtain permits and licenses for production;

●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to proposed legislation that may significantly affect the mining industry;
●	risks related to land reclamation requirements;
●	risks related to competition in the mining industry;
●	risks related to the difficulties of handling the disposal of mine water at our Elk Creek Project;
●	risks related to equipment and supply shortages;
●	risks related to current and future joint ventures and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the ability to enforce judgment against certain of our Directors;
●	risks related to currency fluctuations;
●	risks related to claims on the title to our properties;
●	risks related to surface access on our properties;
●	risks related to potential future litigation;
●	risks related to our lack of insurance covering all our operations;
●	risks related to covenants contained in agreements with our secured creditors that may affect our assets;
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing;
●	risks related to our status as a “passive foreign investment company” under the U.S. federal tax code;
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules; and
●	risks related to our debt.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading “Item 1A – Risk Factors,” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Available Information

We maintain a website at http://www.niocorp.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Form 10-K. Our Common Shares are currently registered under Section 12(g) of the Exchange Act, we are currently required to file reports on Forms 10-K, 10-Q or 8-K. Our Annual Report on Form 10-K (which includes our audited financial statements), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are, and will be when filed, available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. You may also read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. SEC filings are also available at the SEC’s website at www.sec.gov. We do not intend to send security holders a printed version of our Annual Report as it will be available online.

We maintain a Code of Business Conduct and Ethics for Directors, Officers and Employees (“Code of Conduct”). A copy of our Code of Conduct may be found on our website in the Corporate Governance section under the main title “Corporate.” Our Code of Conduct contains information regarding whistleblower procedures.

ITEM 1A.	RISK FACTORS

Our business activities are subject to significant risks, including those described below. You should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Forward-Looking Statements.”

Risks Related to Our Business

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2017, disclose a going concern qualification and disclosures to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable exploitation of our Elk Creek Project. Additionally, capital markets and general economic conditions in the United States and Canada may impose significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

We will require significant additional capital to fund our business plan.

We will be required to expend significant funds to develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. We anticipate that we will be required to make substantial capital expenditures for the development of our Elk Creek Project.

As of June 30, 2017, the Company had cash of $0.2 million and a working capital deficit of $5.8 million, compared to cash of $4.4 million and working capital of $2.3 million on June 30, 2016.

As of June 30, 2017, the Company’s current planned operation needs are approximately $11.2 million through the end of fiscal 2018. From the date of this Form 10-K, we anticipate that we may need to raise approximately $10.0 million to continue planned operations for the next twelve months. This represents general overhead costs, expected costs relating to securing financing necessary for the Elk Creek Project, satisfying outstanding accounts payable, and potential retirement of our short-term debt obligations. Access to additional funds will be utilized to further advance the Elk Creek Project through substantive near-term milestones.

We are actively pursuing such additional sources of debt and equity financing, and while we have been successful in doing so in the past, there can be no assurance we will be able to do so in the future.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of metals. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us.

Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations, or prospects. Sales of substantial amounts of securities may have a highly dilutive effect on our ownership or share structure. Sales of a large number of Common Shares in the public markets, or the potential for such sales, could decrease the trading price of the Common Shares and could impair our ability to raise capital through future sales of Common Shares. We have not yet commenced commercial production at any of our properties and, as such, have not generated positive cash flows to date and have no reasonable prospects of doing so unless successful commercial production can be achieved at our Elk Creek Project. We expect to continue to incur negative investing and operating cash flows until such time as we enter into successful commercial production. This will require us to deploy our working capital to fund such negative cash flow and to seek additional sources of financing. There is no assurance that any such financing sources will be available or sufficient to meet our requirements. There is no assurance that we will be able to continue to raise equity capital or to secure additional debt financing, or that we will not continue to incur losses.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception, we have had no revenue from operations. We have no history of producing products from any of our properties. Our Elk Creek Project is in the exploration stage. Advancing our Elk Creek Project from exploration into the development stage will require significant capital and time, and successful commercial production from Elk Creek will be subject to permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining, and processing facilities;

●	the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;

●	the availability and cost of appropriate smelting and/or refining arrangements, if required;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance exploration, development, permitting, and construction activities, as warranted;

●	potential opposition from non-governmental organizations, local groups, or local inhabitants that may delay or prevent development activities;

●	potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and

●	potential shortages of mining, mineral processing, construction, and other facilities related supplies.

The costs, timing, and complexities of exploration, development, and construction activities may be increased by the location of our properties and competition from other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction, and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our current or future properties, including our Elk Creek Project.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods ($000):

●	$14,630 for the year ended June 30, 2017:

●	$11,408 for the year ended June 30, 2016;

●	$23,115 for the year ended June 30, 2015;

We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy, and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, steel, rubber, chemicals, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable or not profitable at all. A material increase in costs at any significant location could have a significant effect on our profitability.

Risks Related to Mining and Exploration

Feasibility study results are based on assumptions that are subject to uncertainty and the estimates may not reflect actual capital and operating costs and potential revenues from any potential future production.

Feasibility studies, including the Elk Creek Feasibility Study filed on SEDAR on August 10, 2017, are used to determine the economic viability of a mineral deposit, including estimated capital and operating costs. Generally accepted levels of confidence in the mining industry are plus or minus 15% for feasibility studies. These levels reflect the levels of confidence that exist at the time the study is completed. While these studies are based on the best information available to us for the level of study, we cannot be certain that actual costs will not significantly exceed the estimated cost. While we incorporate what we believe is an appropriate contingency factor in cost estimates to account for this uncertainty, there can be no assurance that the contingency factor is adequate.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

Exploration for and the production of minerals is highly speculative and involves much greater risk than many other businesses. Most exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;

●	fluctuation in production costs that make mining uneconomical;

●	labor disputes;

●	unanticipated variations in grade and other geologic problems;

●	environmental hazards;

●	water conditions;

●	difficult surface or underground conditions;

●	industrial accidents;

●	metallurgical, pyrometallurgical, and other processing problems;

●	mechanical and equipment performance problems;

●	failure of dams, stockpiles, wastewater transportation systems, or impoundments;

●	unusual or unexpected rock formations; and

●	personal injury, fire, flooding, cave-ins, and landslides.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues, and production dates. We currently have very limited insurance to guard against some of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent that are not recoverable, or that result in additional expenses.

We have no history of producing commercial products from our current mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce minerals.

We have no history of producing commercial products from our current mineral properties. We do not produce commercial products and do not currently generate operating earnings. While we seek to move our Elk Creek Project out of exploration and into development and production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the timing and cost, which are considerable, of the construction of mining and processing facilities;

●	the availability and costs of skilled labor and mining equipment;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance construction and development activities;

●	potential opposition from non-governmental organizations, local groups, or local inhabitants that may delay or prevent development activities; and

●	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials, and supplies.

It is common in new mining operations to experience unexpected problems and delays during construction, development and mine start-up. In addition, our management and workforce will need to be expanded, and sufficient housing and other support systems for our workforce will have to be established. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, we cannot assure you that our activities will result in profitable mining operations or that we will successfully establish mining operations.

Results of metallurgical testing by us may not be favorable to, or as expected by, us.

We have completed significant bench, mini-pilot, and pilot scale metallurgical testing on material from the Elk Creek Project, and will continue to complete necessary metallurgical testing at the bench, mini-pilot, and pilot scale as the exploration and, if warranted, development of the Elk Creek Project progresses. There can be no assurance that the results of such metallurgical testing will be favorable to, or will be as expected by, us. Furthermore, there can be no certainty that metallurgical recoveries obtained in bench or pilot scale tests will be achieved in either subsequent testing or commercial operations. The development of a complete metallurgical process to produce a saleable final product from the Elk Creek Project is a complex and resource intensive undertaking that may result in overall schedule delays and increased project costs for us.

Price volatility could have dramatic effects on the results of operations and our ability to execute our business plan.

The price of commodities varies on a daily basis. Niobium is a specialty metal and not a commonly traded commodity such as copper, zinc, gold, or iron ore. The price of niobium tends to be set through a limited long-term offtake market, contracted between very few suppliers and purchasers. The world’s largest supplier of niobium, CBMM, supplies approximately 85% of the world’s niobium. Any attempt to suppress the price of niobium by such supplier, or an increase in production by any supplier in excess of any increased demand, would have negative consequences on the price of niobium and, potentially, on our value. The price of niobium may also be reduced by the discovery of new niobium deposits, which could not only increase the overall supply of niobium (causing downward pressure on its price), but could draw new firms into the niobium industry that would compete with us.

Scandium trioxide is used in solid oxide fuel cells and has the potential to become a valuable alloy with aluminum in the aerospace and automotive industries. Supply of scandium has been sporadic in recent years, and there are no primary scandium mines in the world at present. Production primarily occurs as a byproduct from rare earth, titanium, and aluminum plants, primarily in Russia and China. Our management believes the Elk Creek Project would significantly increase the world’s supply of scandium trioxide. Although the Company’s market studies indicate a positive outlook for demand, there is no assurance at present that the Company could sell all of its production. In addition, the sale of scandium represents a significant portion of the Elk Creek Project revenue; achieving the revenue projected in the Company’s studies is subject to market growth in scandium, which is a developing market with a risk of oversupply and/or undersupply disrupting pricing.

Titanium metal is used in various superalloys and other applications for aerospace applications, armor, and medical implants and in oxide form is a key component of pigments used in paper, paint, and plastics. The Elk Creek Project would produce a small quantity of titanium dioxide relative to other producers. As a small producer, we would be subject to fluctuations in the price of titanium dioxide that would result from normal variations in supply and demand for this commodity.

Estimates of mineralized material and resources are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material and resources/reserves within the earth using statistical sampling techniques. Estimates of any mineralized material or resource/reserve on any of our properties would be made using samples obtained from appropriately placed trenches, test pits, underground workings, and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material and resources/reserves. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

Except for the Elk Creek Feasibility Study filed on SEDAR on August 10, 2017, we have not completed feasibility studies on any of our properties and have not commenced actual production. As a result, mineralization resource/reserve estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The resource/reserve estimates included in the Elk Creek Feasibility Study and contained in this Form 10-K have been determined based on assumed future prices, cut-off grades, and operating costs that may prove to be inaccurate. Extended declines in market prices for our products may render portions of our mineralization and resource/reserve estimates uneconomic and may result in reduced reported mineralization or may adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and on the value of our properties.

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian requirements. These requirements are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated, and inferred mineral resources, which are generally not permitted in disclosure filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Readers of this Form 10-K are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into reserves recognized under the SEC’s Industry Guide 7 reporting requirements.

Accordingly, information concerning descriptions of mineralization, reserves and resources contained in this Form 10-K, or in the documents incorporated herein by reference, may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

Our exploration activities on our properties may not be commercially successful, which could lead us to abandon our plans to develop our properties and our investments in exploration.

Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks, and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment, or labor. The success of commodity exploration is determined in part by the following factors:

●	the identification of potential mineralization based on surficial analysis;

●	availability of government-granted exploration permits;

●	the quality of our management and our geological and technical expertise; and

●	the capital available for exploration and development work.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors that include, without limitation, the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; commodity prices, which can fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection. We may invest significant capital and resources in exploration activities and may abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may have an adverse effect on the market value of our securities and the ability to raise future financing.

We may not be able to obtain or renew all required permits and licenses to place any of our properties into production.

Our current and future operations, including development activities and commencement of production, if warranted, on the Elk Creek Project, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, and other matters. Companies engaged in mineral property exploration and the development or operation of mines and related facilities generally experience increased costs, as well as delays in production and other schedules as a result of the need to comply with applicable laws, regulations, and permits. We cannot predict if all permits that we may require for continued exploration, development, or construction of mining facilities and conduct of mining operations will be obtainable or renewable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Facilities associated with the Elk Creek Project, such as the mine, surface plant, tailings facilities, stockpiles and supporting infrastructure, are likely to either temporarily or permanently impact waterbodies and wetlands that are subject to regulation by the USACE as Waters of the United States (“WOUS”). The Company expects the USACE to require us to obtain and maintain a permit for the Elk Creek Project. The duration of this permitting exercise is dictated by the USACE, and would need to be completed before facilities that would impact WOUS could be constructed. We may experience delays or additional costs in relation to obtaining the necessary permit and these delays and additional costs could negatively affect the economics of the Elk Creek Project and our results of operations.

Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations, and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

We are subject to significant governmental regulations that affect our operations and costs of conducting our business.

Our current and future operations, including exploration and, if warranted, development of the Elk Creek Project, are and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining, and production;

●	laws and regulations related to exports, taxes, and fees;

●	labor standards and regulations related to occupational health and mine safety; and

●	environmental standards and regulations related to waste disposal, toxic substances, land use reclamation, and environmental protection.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations, and permits. Failure to comply with applicable laws, regulations, and permits may result in enforcement actions, including the forfeiture of mineral claims or other mineral tenures, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or costly remedial actions. We may be required to compensate those suffering loss or damage by reason of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations, and permits.

Existing and possible future laws, regulations, and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration. Our Elk Creek Project is located in Nebraska, and Nebraska does not have clearly defined regulations with respect to permitting mines which could potentially impact the total time to market for the project.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations, and future changes in these laws and regulations, may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating legislative and/or regulatory changes in response to concerns about the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, on our future venture partners, if any, and on our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs necessary to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance, and uncertainty surrounding the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and could be particular to the geographic circumstances in areas in which we operate and may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance.

Reclamation may include requirements to:

●	control dispersion of potentially deleterious effluents;

●	treat ground and surface water to drinking water standards; and

●	reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional properties, if any, or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We compete with other companies that produce our planned commercial products for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop, or operate additional mining projects.

Difficulties in handling the disposal of waste waters at our Elk Creek Project could negatively affect our potential production and economics at the project.

The Company has conducted three investigations into the hydrogeology of the Elk Creek carbonatite, which is the geologic formation which hosts the mineralized material that would be extracted by the Company’s mining operations. The Company expects to encounter significant amounts of water in the carbonatite, which will need to be pumped out of the formation to facilitate a mining operation. Water quality analyses have demonstrated that this water will have elevated temperature and salt content when compared to other water resources in the area. While the Company has developed plans for a waterline to the Missouri River to allow discharge from mine dewatering, there is no guarantee that the permits needed for the treatment and/or discharge of the water will be issued by the state of Nebraska or the USACE, nor is there any guarantee that such permits will be issued in a timely fashion.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. The shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and could therefore limit, or increase the cost of, production.

Joint ventures and other partnerships, including offtake arrangements, may expose us to risks.

We have entered into offtake agreements related to our Elk Creek Project, and may enter into joint ventures or partnership arrangements, including additional offtake agreements, with other parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, or price fluctuations and termination provisions related to such agreements, could have a material adverse effect on us, the development and production at our properties, including the Elk Creek Project, the joint ventures, if any, or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on a relatively small number of key employees, including our Chief Executive Officer. The loss of any officer could have an adverse effect on us. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

It may be difficult to enforce judgments or bring actions outside the United States against us and certain of our directors.

We are a Canadian corporation and, as a result, it may be difficult or impossible for an investor to do the following:

●	enforce in courts outside the United States judgments obtained in United States courts based upon the civil liability provisions of United States federal securities laws against these persons and the Company; or

●	bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against these persons and the Company.

Our results of operations could be affected by currency fluctuations.

Our properties are all located in the United States and most costs associated with these properties are paid in U.S. dollars. There can be significant swings in the exchange rate between the U.S. and Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

Title to our properties may be subject to other claims that could affect our property rights and claims.

There are risks that title to our properties may be challenged or impugned. Our current Elk Creek Project is located in Nebraska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. Our current leases give us an option to purchase the property in order to construct the Elk Creek Project, but the rights of the current owners to sell the property subject to these options may be subject to prior unrecorded or unknown claims to title. We have investigated our rights to explore and exploit the Elk Creek Project resource and, to the best of our knowledge, our rights in relation to lands covering the Elk Creek Project resource are in good standing. However, there may be valid challenges to the title of our properties that, if successful, could impair development and/or operations. Further, our current land agreements are of fixed duration, and expire between December 2019 and September 2021.

We may be unable to secure surface access or purchase required surface rights.

Although the Company acquires the rights to some or all of the minerals in the ground subject to the mineral tenures that it acquires, or has a right to acquire, in some cases it may not thereby acquire any rights to, or ownership of, the surface to the areas covered by such mineral tenures. In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities; however, the enforcement of such rights through the courts can be costly and time consuming. It is necessary to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry on mining activities, we will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase of such surface rights, and therefore we may be unable to carry out planned mining activities. In addition, in circumstances where such access is denied, or no agreement can be reached, we may need to rely on the assistance of local officials or the courts in such jurisdiction the outcomes of which cannot be predicted with any certainty. Our inability to secure surface access or purchase required surface rights could materially and adversely affect our timing, cost, or overall ability to develop any mineral deposits we may locate.

Our properties and operations may be subject to litigation or other claims.

From time to time our properties or operations may be subject to disputes that may result in litigation or other legal claims. We may be required to assert or defend against these claims, which will divert resources and management time from operations. The costs of these claims or adverse filings may have a material effect on our business and results of operations.

We do not currently insure against all the risks and hazards of mineral exploration, development, and mining operations.

Exploration, development, and mining operations involve various hazards, including environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structural cave-ins or slides, flooding, fires, and periodic interruptions due to inclement or hazardous weather conditions. These risks could result in damage to or destruction of mineral properties, facilities, or other property, personal injury, environmental damage, delays in operations, increased cost of operations, monetary losses, and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums or at all. We may elect not to insure where premium costs are disproportionate to our perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration and production activities.

Risk Related to Our Debt Securities

In the event of certain breaches with our Secured Creditors, our assets may be affected.

We have, pursuant to the Lind Agreement and in connection with the Smith Credit Agreement and Original Smith Loan (collectively, the “Current Smith Loans”), granted security interests to Lind and Mark Smith (respectively, the “Secured Creditors”) over all of the assets of the Company in consideration of the debt facilities provided by each Secured Creditor. In the event of certain breaches of the Lind Agreement, and the terms of the Current Smith Loans, one or both of the Secured Creditors may be entitled to execute on their security interests and seize or retain our assets, including the shares of 0896800 and ECRC, as well as any assets of either subsidiary. Certain rights of each of the Secured Parties to execute on their security interests are subject to notice and cure provisions in respect of default by us; however any such exercise could materially damage our value and our ability to retain or progress development of the Elk Creek Project.

The level of our indebtedness from time to time could impair our ability to obtain additional financing.

From time to time we may enter into transactions to acquire assets or the shares of other companies or to fund development of the Elk Creek Project. These transactions may be financed partially or wholly with debt, which may increase our debt levels above industry standards. Our articles of incorporation do not limit the amount of indebtedness that we may incur. Our indebtedness could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise. Our ability to service our debt obligations will depend on our future operations, which are subject to prevailing industry conditions and other factors, many of which are beyond our control.

Risks Related to the Common Shares

We believe that we may be a “passive foreign investment company” for the current taxable year and for one or more future taxable years, which may result in materially adverse United States federal income tax consequences for United States investors.

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. United States shareholders should be aware that we believe we were classified as a PFIC during our tax years ended June 30, 2017 and 2016, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and one or more future taxable years. If we are a PFIC for any taxable year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares or warrants, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. These consequences will be mitigated with respect to the Common Shares, but not the warrants, if the shareholder makes a timely and effective “qualified electing fund” or “QEF” election or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF election generally must include in income on a current basis for U.S. federal income tax purposes its share of our net capital gain and ordinary earnings for any taxable year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares and warrants.

Our share price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of the Common Shares:

●	Disappointing results from our exploration efforts;

●	Decline in demand for Common Shares;

●	Downward revisions in securities analysts’ estimates or changes in general market conditions;

●	Technological innovations by competitors or in competing technologies;

●	Investor perception of our industry or our prospects; and

●	General economic trends.

In the past fiscal year, the trading price of our stock on the TSX has ranged from a low of C$0.60 to a high of C$1.07. In addition, stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to sell any Common Shares you acquire at a desired price.

We have never paid dividends on the Common Shares.

We have not paid dividends on the Common Shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends with respect to the Common Shares will depend on our ability to successfully develop one or more properties and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends on Common Shares will depend upon our earnings, our then-existing financial requirements, and other factors, and will be at the discretion of the Board.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per Common Share if we issue additional employee/Director/consultant options or if we sell additional Common Shares to finance our operations.

In order to further expand the Company’s operations and meet our objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale of and issuance of additional Common Shares, including, but not limited to, raising funds to explore the Elk Creek Project. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we likely will also need to issue additional Common Shares to finance future acquisitions, growth, and/or additional exploration programs of any or all of our projects or to acquire additional properties. We will also in the future grant to some or all of our Directors, officers, and key employees and/or consultants options to purchase Common Shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional Common Shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional Common Shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per Common Share depending on the price at which such securities are sold.

We are subject to the continued listing criteria of the TSX and our failure to satisfy these criteria may result in delisting of the Common Shares.

The Common Shares are currently listed on the TSX. In order to maintain the listing, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, the TSX may delist the securities of any issuer if, in the TSX’s opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the TSX inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the listing requirements of TSX; or if any other event occurs or any condition exists which makes continued listing on the TSX, in the opinion of the TSX, inadvisable.

If the TSX delists the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the Common Shares, reduced liquidity, decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.

The issuance of additional Common Shares may negatively impact the trading price of our securities.

We have issued Common Shares in the past and will continue to issue Common Shares to finance our activities in the future. In addition, outstanding options, warrants, and broker warrants to purchase Common Shares may be exercised, resulting in the issuance of additional Common Shares. The issuance by us of additional Common Shares would result in dilution to our shareholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of the Common Shares.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Shares held by non-affiliates exceeds $700 million as of any December 31 before that time, in which case we would no longer be an emerging growth company as of the following June 30. We cannot predict if investors will find our Common Shares less attractive because we may rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our stock price may be more volatile. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Broker-dealers may be discouraged from effecting transactions in Common Shares because they are considered a penny stock and are subject to the penny stock rules.

Our Common Shares are currently considered a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Common Shares are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Common Shares. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the Common Shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Elk Creek Project, Nebraska

Our principal mineral property is the Elk Creek Property, a niobium, scandium and titanium exploration project. The Elk Creek Project does not have any proven or probable reserves under SEC Industry Guide 7 and the project is exploratory in nature. The below information is in part summarized or extracted from our NI 43-101 technical report entitled “NI 43-101 Technical Report Feasibility Study Elk Creek Niobium Project Nebraska” with an effective date of June 30, 2017.

Joanna Poeck, B.Eng., SME-RM, MMSA-QP, and Ben Parsons, MSc, MAusIMM (CP), both of whom are independent Qualified Persons as defined in NI 43-101, have reviewed and approved the mineral reserves and mineral resources, respectively, and have verified the data contained in those portions of this feasibility study relevant to their area of responsibility included in this Annual Report on Form 10-K related to the Elk Creek Project Feasibility Study.  Eric Larochelle, B.Eng, who is a consultant to the Company, and Jeff Osborn, BSc Mining, MMSAQP, are both independent Qualified Persons as defined in NI 43-101, and have reviewed, approved and verified the scientific and technical information included in this Annual Report on Form 10-K related to the Elk Creek Project Feasibility Study.

Property Description and Location

The Elk Creek Property is a niobium-bearing carbonatite deposit located in Johnson County, southeast Nebraska, USA. In addition to niobium, other elements of economic significance include titanium and scandium. The Elk Creek Property is situated as shown in Figure 1 below and is located within the USGS Tecumseh Quadrangle Nebraska SE (7.5 minute series) mapsheet in Sections 1-6, 9-11; Township 3N; Range 11 and Sections 19-23, 25-36; Township 4N, Range 11, at approximately 40°16’ north and 96°11’ west in the State of Nebraska, in central USA. The Elk Creek Property is approximately 45 miles southeast of Lincoln, Nebraska, the state capital of Nebraska.

Figure 1 - Property Map showing Location of Elk Creek Project

Title and Ownership

The Company currently holds 21 option agreements that are material to the Elk Creek Project. The current optioned land package covers an area of 4,322 acres. In addition, On April 10, 2017, we announced that we had reached agreement with private landowners for a perpetual easement of a land parcel at the terminus of the Company’s proposed waterline to the Missouri River from the Elk Creek Property.

Option agreements are between NioCorp’s wholly-owned subsidiary ECRC and the individual land owners. Land ownership for the agreements significant to the project are shown in Figure 2 and listed in Table 1. Significant agreements are those which have been demonstrated to host mineralized material, or which have the potential to be the site of buildings, facilities or other surface infrastructure.

Figure 2- Land Tenure Map

Source: NioCorp, 2017

Table 1: Active Lease Agreements Covering The Elk Creek Project

Agreement Identifier	Hectares	Acres	Agreement Expiry
Beethe008	107.82	266.43	30-Apr-20
Beethe002	146.56	362.16	19-Feb-21
Beethe003	48.69	120.32	24-Jun-20
Beethe007	66.27	163.75	20-Jan-21
Heidemann003	48.56	120.00	17-Mar-20
Heidemann004	62.96	155.58	15-Mar-20
Heidemann005	79.55	196.57	16-Mar-20
Heidemann006	64.75	160.00	26-Mar-20
Heideman007	64.75	160.00	25-Mar-20
Koehler001	64.75	160.00	12-Jun-20
Krueger001	123.41	304.95	18-Dec-19
Nielsen001	112.81	278.75	25-Jun-20
Othmer003	61.48	151.93	22-Jan-21
Othmer004	113.31	280.00	22-Jan-21
Watermann001	145.69	360.00	6-Sep-21
Woltemath80S	32.37	80.00	4-Dec-19
Woltemath001	48.47	119.77	21-Jan-20
Woltemath002	152.49	376.81	4-Dec-19
Woltemath003J	89.03	220.00	25-Mar-20
Woltemath003P	82.96	205.00	25-Mar-20
Shuey001	32.37	80.00	28-May-20

Source: NioCorp, 2017

The current estimated Mineral Resource is wholly contained within parcels Woltemath003J and Beethe008, and agreements covering both of these properties have been secured. The Company considers these two leases to be the only leases on which the Company’s development of the Elk Creek Project is substantially dependent. Negotiations for additional lands to support various configurations of the surface operations have been completed. The Company believes that the surface plant and facilities associated with the Elk Creek Project could be located in any number of places, and would not necessarily need to be sited on lands contiguous with the Beethe008 and Woltemath003 properties.

As part of the exploration option agreements, where required, the Company has also secured surface rights, which allow for access to the land for drilling activities and associated mineral exploration and project development work.

The agreements that involve mineral rights include a 2% NSR royalty attached with the option to purchase (“OTP”). The agreements grant the Company an exclusive right to explore and evaluate the property for a period of 60 months, with an OTP the mineral rights, the surface rights or a combination of the mineral and surface rights at any time during the term. As the Woltemath80S agreement is limited to an OTP for the surface rights only, it does not contain an NSR provision.

Accessibility, Physiography, Climate and Infrastructure

The Elk Creek Property is easily accessible year round as it is situated approximately 45 miles southeast of Lincoln (State Capital), Nebraska and approximately 68 miles south of Omaha, Nebraska. Access to the site can be completed via road or from one of the regional airports. There are several regular flights to both Lincoln and Omaha; however, the Elk Creek Property is most easily accessible from Lincoln. From Lincoln Municipal Airport, the Elk Creek Property is accessed via paved roads on the main network and a secondary network of gravel roads. The drive from the Lincoln Municipal Airport to the property is typically 1 hour and 15 minutes, and from Omaha’s Eppley Airport the drive is approximately 1 hour and 45 minutes.

Geologists can be sourced from local universities. An experienced mining-related workforce can be found in Denver, Colorado (eight hours drive west of the Elk Creek Property).

Southeast Nebraska is situated in a Humid Continental Climate (Dfa) on the Köppen climate classification system. In eastern Nebraska, this climate is generally characterized by hot humid summers and cold winters. Average winter temperatures vary between 13°F to 35°F. Average summer temperatures vary between 64°F to 90°F. Exploration, construction and operational activities may be conducted all year round.

Average monthly precipitation (rain and snowfall) varies between 0.9 and 5.0 inches. Average yearly precipitation is between 31 and 33 inches with an average yearly snowfall of approximately 28 inches. Nebraska is located within an area known for tornadoes which runs through the central U.S. where thunderstorms are common in the spring and summer months. Tornadoes primarily occur during the spring and summer and may occur into the autumn months.

The Company has negotiated surface rights as needed as part of its existing lease agreements. There is sufficient suitable land area available within the Elk Creek Property area for mine waste disposal, for future tailings disposal, a processing plant, and related mine infrastructure.

There are several local communities near the Elk Creek Property including Elk Creek and Tecumseh that will provide local housing for the Elk Creek Project. There are a number of other communities within driving distance and the large cities of Lincoln and Omaha are within reasonable driving distance. Mining activities currently taking place in the area are limited to limestone and aggregate operations to support the local cement manufacturing and construction industries.

The Elk Creek Property site has no existing infrastructure except being adjacent to the Nebraska state highway 50 and County Road 721. The Elk Creek Project will be accessed from County Road 721 through a guard gate into the Elk Creek Property.

The Elk Creek Project is expected to incorporate surface and underground infrastructure, as well as tailings storage facilities. The offsite infrastructure is expected to include a new high voltage transmission line constructed by the local utility company and providing power to an on-site primary sub-station and a natural gas pipeline built by the owner of the interstate pipeline. Water used on site in all capacities will be supplied from mine dewatering. See “Feasibility Study” below for additional information regarding proposed infrastructure related to the Elk Creek Project.

The local topography of eastern Nebraska is relatively low-relief with shallow rolling hills intersected by shallow river valleys. Elevation varies from about 1,066 to 1,280 feet above sea level (masl). Bedrock outcrop exposure is nonexistent in the Elk Creek Project area.

The majority of the Elk Creek Project area is used for cultivation of corn and soybeans, along with uses as grazing land. Native vegetation typical of eastern Nebraska is upland tall-grass, prairie and upland deciduous forests.

Geology and Mineralization

Geology

The Nebraska Precambrian basement predominantly comprises granite, diorite, basalt, anorthosite, gneiss, schist and clastic sediments. A series of island arcs sutured onto the Archean continent created the basic framework of the area. This suture left a north-trending intervening boundary zone ancestral to the Nemaha Uplift, providing a pre-existing tectonic framework which controlled the trend of the later Midcontinent Rift System (1.0 to 1.2 billion years ago). The Carbonatite is located at the northeast extremity of the Nemaha Uplift.

The Elk Creek Property includes the Carbonatite that has intruded older Precambrian granitic and low- to medium-grade metamorphic basement rocks. The Carbonatite and Precambrian rocks are believed to be unconformably overlain by approximately 200 m of Paleozoic marine sedimentary rocks of Pennsylvanian age (approximately 299 to 318 million years ago).

As a result of this thick cover, there is no surface outcrop within the Elk Creek Property area of the Carbonatite, which was identified and targeted through magnetic surveys and confirmed through subsequent drilling. The available magnetic data indicates dominant northeast, west-northwest striking lineaments and secondary northwest and north oriented features that mimic the position of regional faults parallel and/or perpendicular to the Nemaha Uplift.

The Elk Creek Carbonatite is an elliptical magmatic body with northwest trending long axis perpendicular to the strike of the 1.1 billion years ago Midcontinent Rift System, near the northern part of the Nemaha uplift. It was first discovered by drilling in 1971 and tentatively identified as a carbonatite on the basis that it resembled rocks of the Fen District of Norway. The definitive confirmation of carbonatite was completed using Rare Earth Element (“REE”), P205 and 87Sr/86Sr isotope analysis. The Carbonatite has also been compared to the Iron Hill carbonatite stock in Gunnison County, Colorado on the basis of similar mineralogy.

The Carbonatite consists predominantly of dolomite, calcite and ankerite, with lesser chlorite, barite, phlogopite, pyrochlore, serpentine, fluorite, sulfides and quartz. It is, however, believed from stratigraphic reconstruction based on drill core observation in the area that the carbonatite is unconformably overlain by approximately 200 m of essentially flat-lying Palaeozoic marine sedimentary rocks, including carbonates, sandstones and shales of Pennsylvanian age (approximately 299 to 318 million years ago).

Current studies suggest that the Carbonatite was emplaced approximately 500 million years ago in response to stress along the Nemaha Uplift boundary predating deposition of the Pennsylvanian sedimentary sequence (approximately 299 to 318 million years ago). However, observations on drill cores from the Elk Creek Project site show that the contact between the Carbonatite body and the Pennsylvanian sediments is a sheared but oxidized contact suggesting that the Carbonatite is intrusive in the Pennsylvanian sequence. Furthermore, both rock types appear to have been affected by at least one main brittle-ductile deformation event resulting in formation of fault structures. Microstructures including sub-vertical and sub-horizontal tension veins, together with related sheared veins and fault planes displaying sub-vertical and sub-horizontal slickensides along drill cores are indications for the presence of extensional and oblique to strike-slip faults. These faults could correspond to the magnetic lineaments present in the area.

Mineralization

The property hosts niobium, titanium, and scandium mineralization as well as rare earth elements and barium mineralization that occurs within the Elk Creek Carbonatite. The current known extents of the Carbonatite unit are approximately 950 m along strike, 300 m wide, and 750 m in dip extent, below the unconformity. Niobium, titanium and scandium are considered the main elements of interest, within additional background on rare earth elements mineralization.

The deposit contains significant concentrations of niobium. Based on the metallurgical testwork completed to date at a number of laboratories using QEMSCAN® analysis, the niobium mineralization is known to be fine grained, and that 77% of the niobium occurs in the mineral pyrochlore, while the balance occurs in an iron-titanium-niobium oxide mineral of varying composition.

Within the Elk Creek Carbonatite, a host of other elements exist with varying degrees of concentration. The Company has completed both whole rock analysis and multi-element analysis on all samples for the 2014 drilling program, described below, plus resampling of selected historical core/pulps between 2011 and 2014.

Historical Exploration

Drilling at the Elk Creek Property was conducted in three phases. The first was during the 1970’s and 1980’s by the Molybdenum Company of America (“Molycorp”), the second in 2011 by Quantum (NioCorp under its former name), and the third and latest program from 2014 to 2016 by NioCorp. To date, 129 diamond core holes have been completed for a total of 64,981 m over the entire geological complex. Of these, a total of 48 holes (33,909 m) have been completed to date in the mineralized area and are used in the current Mineral Resource estimate. Five additional holes with a total length 3,353.1 m, were drilled for hydrogeologic and geotechnical purposes. No sampling has been completed of these holes to date and therefore they have not been considered for the Mineral Resource estimate.

All drilling has been completed using a combination of Tricone, Reverse Circulation (“RC”) or Diamond Drilling (“DDH”) in the upper portion of the hole within the Pennsylvanian sediments. All drilling within the underlying Carbonatite has been completed using DDH methods.

Table 2: Summary of Drilling Database within Elk Creek Deposit Area

Year	Company	Number of Holes	Average Depth(m)	Sum Length(m)
1970-1980	Molycorp	27	596.6	16,108.2
2011	Quantum	3	772.6	2,317.7
2014-2015	NioCorp	18	845.4	15,482.8
Total		48	700.9	33,908.7

Source: SRK, 2015

Molycorp 1973-1986

Between 1973 and 1974, Molycorp completed six drillholes: EC-1 to EC-4, targeting the Elk Creek anomaly and two other holes outside the Elk Creek anomaly area. Drillholes were typically carried out by RC drilling through the overlying sedimentary rocks and diamond drilling through the Ordovician-Cambrian basement rocks.

Molycorp continued their drill program from 1977 and, in May 1978, Molycorp made its discovery of the current Mineral Resource with drillhole EC-11. EC-11 is located on Section 33, Township 4N, and Range 11. The Carbonatite hosting the Elk Creek Project was intersected at a vertical depth of 203.61 m (668 ft).

Molycorp continued its drilling program through to 1984, which mainly centered on the Elk Creek Project within a radius of roughly 2 km. By 1984, Molycorp had completed 57 drillholes within the Elk Creek gravity anomaly area, which included 25 drillholes over the Elk Creek Project area.

From 1984 to 1986, drilling was focused on the Elk Creek gravity anomaly area. The anomaly area is roughly 7 km in diameter and drilling was conducted on a grid pattern of approximately 610 by 610 m (roughly 2,000 by 2,000 ft.) with some closer spaced drillholes in selected areas.

By 1986, a total of 106 drillholes were completed for a total of approximately 46,797 m (153,532 ft). The deepest hole reached a depth of 1,038 m (3,406 ft) and bottomed in carbonatite.

Quantum, 2010-2011 (NioCorp under its former name)

In April 2011, Quantum conducted a preliminary drill program (three holes) on the Elk Creek deposit and two REE exploration targets (two holes), which have been excluded from the current Mineral Resource estimation, as they do not intersect the Nb2O5 anomaly and are located to the east. The objectives of the drill program over the Elk Creek Property were to verify the presence of higher grade niobium mineralization at depth, and to infill drill the known niobium deposit in order to upgrade the resource category of the previous resource estimate and expand the known resource. The drill program was also established to collect sufficient sample material for metallurgical characterization and process development studies of the niobium mineralization.

The 2011 program consisted of five inclined drillholes, totaling 3,420 m of NQ size diameter core. Inclusive of this total, three drillholes, totaling 2,318 m were drilled into the known Elk Creek deposit.

NioCorp 2014 to present

NioCorp commenced drilling on the Elk Creek Property using a three-phased program with the aim of increasing the confidence in the 2012 Mineral Resource Estimate from Inferred to Indicated. The three-phased program was originally based on 14 drillholes for approximately 12,150 m (announced in a press release on April 29, 2014), but was subsequently expanded during the program to 18 drillholes for approximately 15,482 m. Three of the 18 drillholes were drilled for the purpose of metallurgical characterization and process development studies. Two of these drillholes, NEC14-MET-01 and NEC14-MET-02 were not assayed, while NEC14-MET-03 was quarter cored with one quarter being assayed and the remainder used for metallurgical testwork. The drilling has been orientated to intersect the geological model from the southwest and northeast (perpendicular to the strike), with the exception of NEC14-011 and NEC14-012, which were oriented southeast and northwest, respectively.

Elk Creek Feasibility Study

On June 30, 2017, we announced the results of the Elk Creek Feasibility Study related to the Elk Creek Project, and the related technical report was completed and filed in Canada on SEDAR on August 10, 2017. The Elk Creek Project is planned as an underground mining operation using a long-hole stoping mining method and paste backfill, operating with a processing rate of 2,760 tonnes per day. Expected total production over the 32-year mine life includes 143,824 tonnes of payable niobium, 3,237 tonnes of scandium (Sc2O3), and 359,128 tonnes of titanium (TiO2). Estimated up-front direct capital costs are $705 million, in addition to indirect costs of $189 million, pre-production capital costs of $85 million, an overall contingency of $109 million, and pre-production net revenue credit of $79 million.

Mineral Reserves and Resources

The Mineral Reserves and Mineral Resources disclosed below are based on the Elk Creek Feasibility Study in conformity with generally accepted CIM “Estimation of Mineral Resource and Mineral Reserves Best Practices” guidelines, and are reported in accordance with the CIM “Definition Standards – For Mineral Resources and Mineral Reserves, May 10, 2014.” Mineral Reserves and Mineral Resources at the Elk Creek Project as of June 30, 2017 are summarized below in Table 3 and Table 4, respectively.

Cautionary Note to U.S. Investors: The terms Proven Reserve, Probable Reserve, Indicated Resource, and Inferred Resource as described in Tables 3 and 4 below are as defined in Canadian National Instrument 43-101. These terms are not defined under SEC Industry Guide 7 and are not SEC Industry Guide 7 proven and probable reserves. In addition, the estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. U.S. investors are cautioned not to assume that estimates of inferred mineral resources exist, are economically minable, or will be upgraded into measured or indicated mineral resources. See “Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates” above.

Table 3: Underground Mineral Reserves Estimate for Elk Creek

		Grade
Classification	Tonnage (000’st)	(Nb2O5%)	(TiO2%)	(Sc g/t)
Proven	—	—	—	—
Probable	31,661	0.79	2.81	71.58
Proven and Probable	31,661	0.79	2.81	71.58

Source: SRK, effective May 15, 2017.

1.	The Elk Creek Project is amenable to underground longhole open stoping mining methods. Using results from metallurgical test work, suitable underground mining and processing costs, and forecast product pricing SRK has reported the Mineral Reserve at a NSR cut-off of US$180/t.
2.	NSR uses the following factors:
●	Nb2O5: 0.699 is conversion from Nb2O5 to Nb, 1,000 is kg conversion, 85.8% is the hydromet plant recovery, 96% is the pyromet plant recovery, 100% payability, assuming a US$ 38.5 kg selling price.
●	TiO2: 1,000 is kg conversion, 40.3% is metallurgical recovery, assuming 100% payability, assuming a US$ 0.88/kg is selling price.
●	Sc: 93.1% is metallurgical recovery, 100% payability, US$ 3,500 kg is selling price per kg of scandium oxide, with a conversion of 0.652 is the amount of Sc in Sc2O3.
●	Price assumptions for FeNb, Sc2O3, and TiO2 are based upon independent market analyses for each product.
●	Ore reserves have been stated on the basis of a mine design, mine plan, and cash-flow model.
3.	Mining recovery is applied and ranges from 94% to 100%.
4.	Mining dilution (internal and external) is included. External stope dilution is 6%, and a portion of the external stope dilution is applied using grade values based on average surrounding block information. A development dilution of 5% is used at a 0% grade.

5.	The Mineral Reserves were estimated by Joanna Poeck, BEng Mining, SME-RM, MMSAQP #01387QP, a Qualified Person.

Table 4: Mineral Resource Statement for Elk Creek

Classification	Cut-off NSR (US$/t)	Tonnage (000’s t)	Grade (Nb2O5%)	Contained Nb2O5(t)	Grade (TiO2%)	Contained TiO2(t)	Grade (Sc g/t)	Contained Sc (t)
Indicated	180	90,900	0.66	598,400	2.59	2,353,300	70	6,300
Inferred	180	133,600	0.48	643,800	2.23	2,985,300	59	7,800

Source: SRK, effective May 15, 2017. All figures rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

1.	Mineral Resources are reported inclusive of the Mineral Reserve. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. All figures are rounded to reflect the relative accuracy of the estimate and have been used to derive sub-totals, totals and weighted averages. Such calculations inherently involve a degree of rounding and consequently introduce a margin of error. Where these occur, SRK does not consider them to be material. All composites have been capped where appropriate. Historical samples have been validated via re-assay programs, and all drilling completed by NioCorp has been subjected to QA/QC. All composites have been capped where appropriate, and estimates completed using Ordinary Kriging. The Concession is wholly owned by and exploration is operated by NioCorp Developments Ltd
2.	The reporting standard adopted for the reporting of the MRE uses the terminology, definitions and guidelines given in the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Standards on Mineral Resources and Mineral Reserves (May 10, 2014) as required by NI 43-101.
3.	The Elk Creek Project is amenable to Underground longhole open stoping mining methods. Using results from metallurgical test work, suitable underground mining and processing costs, and forecast product pricing SRK has reported the Mineral Resource at a NSR cut-off of US$ 180/t.
4.	NSR uses the following factors
●	Nb2O5: 0.699 is conversion from Nb2O5 to Nb, 1000 is kg conversion, 85.8% is the hydromet plant recovery, 0.96 is the pyromet plant recovery, 100% payability, assuming a US$ 38.5 kg selling price.
●	TiO2: 1000 is kg conversion, 40.3% is metallurgical recovery, assuming 100% payability, assuming a US$ 0.88/kg is selling price.
●	Sc: 93.1% is met recovery, 100% payability, US$ 3,500 kg is selling price per kg of scandium oxide, with a conversion of 0.652 is the amount of Sc in Sc2O3

●	Price assumptions for FeNb, Sc2O3, and TiO2 are based upon independent market analyses for each product.
5.	SRK completed a site inspection of the deposit by Mr. Martin Pittuck, MSc, CEng, MIMMM, an appropriate “independent qualified person” as this term is defined in NI 43-101.

Financial Analysis Included in the Elk Creek Feasibility Study

The metrics reported in the Elk Creek Feasibility Study are based on the annual cash flow model results. The metrics are on both a pre-tax and after-tax basis, on a 100% equity basis with no Elk Creek Project financing inputs, and are in Q2 2017 U.S. constant dollars. Foreign exchange impacts were deemed negligible as most, if not all costs and revenues are denominated in U.S. dollars.

Key criteria used in the analysis are discussed in detail throughout this section. Principal Project assumptions used are shown summarized below.

Description	Value
Pre-Production Period	4 years
Process Plant Life	32 years
Mine Operating Days per Year	365
Mill Operating Days per Year	365
Discount Rate	EOP @ 8%
Commercial Production Year	2021

Source: SRK, 2017

Summary of Key Evaluation Metrics and Projected Economic Results Included in the Elk Creek Feasibility Study

Description	Value
Ore Mined (kt)	31,661
Waste Mined (kt)	1,484
Total Material Mined (kt)	33,145
Mining Rate (t/d)	2,760
Nb2O5 Grade	0.79%
TiO2 Grade	2.81%
Scandium Grade (g/t)	71.6
Contained Nb2O5 (kt)	250
Contained TiO2 (kt)	891
Contained Sc (t)	2,266
Total Ore Processed (kt)	31,661
Processing Rate (kt/y)	1,009
Average Recovery, Nb2O5	82.4%
Average Recovery TiO2	40.3%
Average Recovery Sc	93.1%
Recovered Nb2O5 (kt)	214
Recovered TiO2 (kt)	359
Recovered Sc (t)	2,111

Description	Value
Realized Market Prices
Nb ($/kg)	$39.60
TiO2 ($/kg)	$0.88
Sc2O3 ($/kg)	$3,675
Payable Metal
Nb (t)	143,824
TiO2 (t)	359,128
Sc2O3 (t)	3,237
Total Gross Revenue (in thousands)	$17,906,337
Operating Costs (in thousands)
Mining Cost	(1,244,182)
Process Cost	(3,285,282)
Site G&A Cost	(268,038)
Concentrate Freight Cost	(10,260)
Other Infrastructure Costs	(211,595)
Water Management Cost	(250,839)
Tailings Management Cost	(45,682)
Property Tax	(126,181)
Royalties	(251,809)
Annual Bond Premium	(4,762)
Total Operating Costs (in thousands)	(5,698,630)
Operating Margin (EBITDA)(in thousands)	12,207,706
Effective Tax Rate	24.1%
Income Tax (in thousands)	(2,779,039)
Total Taxes (in thousands)	(2,779,039)
Working Capital(1)	0
Operating Cash Flow (in thousands)	$9,428,667

Source: SRK, 2017

(1)	Does not include Initial Working Capital (A/R, A/P, & Inv) of $30 million in Years -1 and +1.

Operating Cost Estimates Included in the Elk Creek Feasibility Study

The following unit rates are stated on a Run of Mine (“RoM”) basis where the costs are estimated from 2022 through 2051 period and do not include the first or last years of production nor preproduction and post closure Operating Costs. This basis is used in order to give a more representative measurement of anticipated costs during normal operating conditions.

Description	RoM US$/t ore
Mining Cost	$39.43
Process Cost	111.56
Site G&A Cost	8.37
Tailings Management Cost	1.42
Water Management Cost	7.74
Total RoM Operating Costs	$168.52

Source: SRK, 2017

Capital Cost Estimates Included in the Elk Creek Feasibility Study

The following table shows the breakout in initial and sustaining capital estimates which total $1.50 billion. An overall 11.1% contingency factor has been applied to the initial capital estimate while a smaller 1.4% contingency was applied to the sustaining capital estimate. The initial capital estimate of $1,088 million can be partially offset by a Gross Preproduction Revenue Credit of $79 million (generated by preproduction product sales) to net to a cost of $1,008 million.

($000’s)
Description	Initial	Sustaining	Total
Capitalized Preproduction Expenses	$70,838	$—	$70,838
Site Preparation and Infrastructure	39,550	17,020	56,570
Processing Plant	367,125	109,365	476,490
Mine Water Management	99,756	19,335	119,091
Mining Infrastructure	178,564	205,722	384,285
Tailings Management	20,194	60,239	80,433
Site Wide Indirects	7,174	—	7,174
Processing Indirects	98,546	—	98,546
Mining Indirects	34,238	—	34,238
Process Commissioning	13,713	—	13,713
Owner’s Costs	38,365	—	38,365
Mine Water Management Indirects	10,760	—	10,760
Contingency	108,784	5,773	114,557
Total Capital Costs	$1,087,608	$417,453	$1,505,061
Preproduction Revenue Credit	79,312
Net Project Total	$1,008,296

Source: SRK, 2017. Totals may not sum due to rounding.

Planned Mining Operations

The Elk Creek Project is planned as a high-grade underground mining operation using a long-hole stoping mining method and paste backfill, with shaft access to minimize development through water bearing horizons. The mine will utilize jumbo drills for lateral development and tophammer and down-the-hole drills for vertical development and production stoping. Bolters will be used for ground support. Ore will be remotely mucked from the bottom stope accesses using 14 tonne Load-Haul-Dump units (“LHD”). The LHDs will transport the ore to remuck bays to maximize the efficiency of the stope mucking operations. A second LHD and a fleet of 40 tonne haul trucks will be used to transport ore from the remuck bays to the grizzly feeding the underground material handling system. The ore is fed through the grizzly with a rock breaker into an underground crusher (the “Primary Crusher”) and via a material handling system to the surface.

Planned Processing Operations

Planned ore process operations include mineral processing, hydrometallurgical processing (“Hydromet”), and pyrometallurgical processing (“Pyromet”) housed in separate buildings.

The mineral processing building will house all of its equipment within a single large building. The primary driver of mineral processing is the dry processing of ore. Ore from the Primary Crusher (located in the underground mine) will be fed to the secondary cone crusher system, operating in closed circuit with a double deck screen. The screen undersize from the cone crusher system will be fed to a high-pressure grinding roll unit (“HPGR”), operating in closed circuit with another double deck screen. The HPGR screen undersize is the comminution product that will report to the Hydromet process.

The Hydromet plant building will be a multi-level engineered steel structure which will house equipment on two levels. Ore from mineral processing will be fed through 12 individual processes required to separate the three recoverable products. The purpose of the Hydromet processing steps is to leach the pay metals into solution using two separate acid leaches (HCl Leach and Sulfuric Acid Bake), remove impurities, separate the three pay metals, and perform precipitation/processing to final solid oxide forms. Outputs from the Hydromet Process include saleable titanium dioxide and scandium trioxide, with niobium pentoxide reporting to the Pyromet plant for final processing. The Hydromet plant will be supported by a Hydrochloric Acid Regeneration plant and a Sulfuric Acid Plant.

The Pyromet building will house most of its equipment within a single building. The purpose of the Pyromet plant is to reduce the niobium pentoxide coming from the Hydromet feed by converting it into a saleable ferroniobium (FeNb) metal. Aluminum shots and iron oxide pellets will be introduced to an electric arc furnace on a continuous basis along with fluxing agents and niobium pentoxide to produce a saleable FeNb metal.

Proposed Production Plan and Schedule

Based on the Elk Creek Feasibility Study, the operating mine life is approximately 32 years with a nominal processing rate of 2,760 tonnes per day. The Elk Creek Project timeline is based on First Metal 42 months after Authorization to Proceed, plus an additional 3 months of Ramp-up to 80% of production capacity for a total of 45 months, and assumes no financing constraints. The NioCorp board must approve a construction program and budget before construction of the Elk Creek Project can begin. This approval, along with the receipt of all required governmental permits and approvals and the completion of project financings, will determine whether and when construction of the Elk Creek Project can begin.

Proposed Tailings Storage

The tailings produced by the process plant will consist of filtered water leach residue, calcined excess oxide, and slag. Four tailings storage facilities (“TSF”) will be constructed sequentially to contain the tailings over the life of the project, and would contain approximately 13.5 million tonnes of tailings. The tailings facilities have been designed to incorporate two independent areas: a composite-lined tailings solids storage area; and an area with double lined containment including a leak collection and recovery system for management of stormwater runoff and drainage from the tailings solids. The TSFs will store predominantly dry (i.e., not in a slurry consistency) tailings from the plant with embankment construction based on a “downstream” construction method. Facility closure is considered in the design.

Planned Water Management

For the first several years of construction, the advancement of the shaft and underground workings will require subsurface dewatering. The waterline to the Missouri River is a critical element to the Elk Creek Project to allow discharge from the dewatering process that will be required to construct and operate the mine. The waterline to the Missouri will require the installation of a 914 cm (36 inch) diameter pipeline within County Right-of-Way (“ROW”) of four counties in southeast Nebraska, the crossing of State Highways as well as railroad crossings. The waterline will also require multiple pump stations and a diffuser structure constructed in the Missouri River. A majority of the waterline and associated facilities will be constructed within ROW while portions will require acquisition of property from private property owners.

The Elk Creek Project will require multiple permits in order to construct and operate the system and to discharge the water to the Missouri River. The process of obtaining the 404 and 408 permits from the USACE and the permit to discharge to the Missouri River from the State of Nebraska are underway. Permits associated with occupying or crossing ROW and railroads as well as the Nebraska Department of Environmental Quality (“NDEQ”) construction permit will be prepared during the preliminary and final design phases of the Elk Creek Project. The waterline construction schedule has been evaluated and deemed to be feasible in regard to the overall construction schedule for the mine. Certain activities related to data collection and preliminary design of the waterline should commence in the near future to facilitate the overall Elk Creek Project schedule.

Because the mine dewatering flow will exceed site process water requirements, approximately 25% of the flows will be used as makeup to a Water Treatment Plant. The major feed to the water treatment plant will be the discharge from the process plant. A water treatment plant including Reverse Osmosis treatment will be used to provide up to 300 gpm of potable water for the site, in addition to providing 1,575 gpm to the production process.

Power

The local power utility (Omaha Public Power District) will provide power from nearby transmission lines to the site. This will require that an approximate 18-mile transmission line be installed by the utility to provide the site sub-station with the required site power demand. The local power utility will also design and install the main substation that will be owned and maintained by the utility. This infrastructure will be paid back through rate changes on the electrical usage.

Natural Gas

A total of four interstate pipelines intersect in the region of Beatrice NE which is approximately 28 miles to the West of the plant site. Discussions have been initiated with all four pipelines and two local gas distributors to accept proposals for running a lateral from one of the interstate pipelines to the project site. The interstate gas line owner will install/own/operate the lateral pipeline to the site. The capital cost and the cost of transportation will be assessed in a tariff on the natural gas used. The interstate pipeline owner will obtain the necessary permits, rights of way and land acquisitions as well as the metering and pressure regulation station at the project site.

Markets

Market studies for niobium, titanium dioxide and scandium trioxide are an important part of the proposed Elk Creek operation. These commodities, especially niobium and scandium trioxide (scandium), are thinly traded without an established publicly available price discovery mechanism. Hence, detailed third party market studies provide the basis for assumptions used in the economic analysis.

SRK carried out a Niobium Marketing Study in Q2 2017 at the request of NioCorp. Based on this marketing study, the Elk Creek Feasibility Study used the recommended real 2017 U.S. dollar base price of $40/kg Nb as the forward looking price for steel grade (65%) ferroniobium. The base price is adjusted to a realized price to account for the discount provisions contained in the two ferroniobium offtake agreements that the Company has concluded.

NioCorp engaged OnG Commodities LLC (OnG) to produce a preliminary market assessment in April 2017 (OnG, 2017). The study examines current scandium production trends (~20 t/y) from existing and emerging producers plus an outlook for supply to 2028. The outlook then reviewed the current and emerging applications for scandium including fuel cells, aerospace, industrial and other uses plus and an outlook for demand to 2028. Based on these inputs, OnG provided pricing forecasts and global demand volumes by year to 2028 based estimated production costs and supply-demand balances.

No formal market study was done for titanium dioxide (TiO2) during the report period as it only represents 2% of overall revenue in the economic analysis. All market information for titanium and titanium dioxide is derived from USGS Commodity Market Summaries (Bedinger, 2016) and an internal SRK price database.

Taxation

Taxes that may be levied on the Elk Creek Project can be summarized as follows:

●	Corporate Income Tax (CIT) rates are 35% for Federal and 7.81% for Nebraska
●	Federal taxable income is subject to Alternative Minimum Tax (AMT) of 20%

The Elk Creek Project is eligible for federal depletion allowances and credits, as well as various state incentives. The calculated effective income tax rate for the Elk Creek Project is 24.1%.

Environmental and Social

A number of key permits and environmental management requirements have been identified for the Elk Creek Project, some of which need to be implemented as soon as practicable in order to maintain the proposed Elk Creek Project schedule.

●	While not necessarily complex, the timing generally required to complete permitting through any federal regulatory agency requires that NioCorp engage key agencies (in this case the USACE and possibly the EPA) early on in Elk Creek Project development, and consider the siting and orientation of facilities carefully in order to minimized the risk of a protracted National Environmental Policy Act analysis of the Elk Creek Project.

●	Perhaps one of the most critical approvals likely to be needed by the operation will be a radioactive materials license from the Nebraska Department of Health and Human Services (“NDHHS”), Office of Radiological Health. Because of their limited experience with hard rock mining in the State of Nebraska, much less mining that includes Naturally Occurring Radioactive Material, the NDHHS may require additional information and more time to approve the Elk Creek Project under a Broad Scope License. Early and frequent engagement is a necessity with respect to this regulatory agency.

●	Documentation of existing baseline environmental conditions at the Elk Creek Project site was initiated in 2014 and should continue throughout the permitting process. Additional studies will need to be added once regulatory authorities have been given an opportunity to review the current mine plan presented in the Elk Creek Feasibility Study and assess their particular data needs for approval of the Elk Creek Project.

●	Surface water monitoring should continue throughout the permitting process, and extend into construction and operations as part of the Environmental Management System. The NDEQ Water Quality Division has been engaged in order to discuss the Elk Creek Project and potential data needs for a National Pollutant Discharge Elimination System discharge permit. This would include both local discharges (if needed) as well as discharges to the Missouri River.

●	A wetland delineation and potential jurisdictional waters assessment was conducted in late 2014 to identify wetland and drainage features within the proposed Elk Creek Project boundary which resulted in a formal JD being issued by the USACE on September 6, 2016. The entire project outside of the last 900 feet of the Missouri River waterline has been authorized under the non-notifying provisions of Nationwide Permit 12. The final 900 feet will be authorized concurrently under Nationwide Permit 12 and a USACE Section 408 authorization for impacts to the Missouri River Bank Stabilization structure

●	Closure costs for the Elk Creek Project have been estimated at just over $39 million, including approximately $17 million for reclamation and closure of the tailings disposal facility and $16 million for plant and building removal and reclamation.

●	Community engagement has occurred in parallel with Nebraska field operations and has included public meetings, presentations to public agencies, communications with local and state politicians, meetings with environmental groups, and one-on-one meetings with area landowners.

Proposed Activities

As funds become available through the Company’s fundraising efforts, the following activities would be undertaken:

●	Acquisition of key land parcels currently subject to the Company’s Option to Purchase agreements

●	Conclusion of definitive natural gas and electrical supply agreements

●	Continuation of the Company’s efforts to secure federal, state and local permits

●	Initiation of detailed engineering for project facilities

●	Acquisition of the remaining land rights needed for the Company’s waterline to the Missouri River

●	Negotiation of engineering, procurement and construction agreements

●	Initiation of mine dewatering activities

●	Initiation of long-lead equipment procurement activities

Corporate Headquarters

We lease our executive office space at 7000 South Yosemite Street, Suite 115, Centennial, Colorado.

ITEM 3.	LEGAL PROCEEDINGS

As of August 29, 2017, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended June 30, 2017, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

The outstanding Common Shares were first listed and posted for trading on the Vancouver Stock Exchange on December 1, 1987. On March 9, 2015, the Common Shares commenced trading on the TSX under the trading symbol “NB.” In addition, the Company trades on the United States Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQX under the symbol “NIOBF” and on the Frankfurt Stock Exchange as “BR3.”

The table below sets forth the high and low sales prices of the Company’s Common Shares quoted on the TSX and OTCQX/OTCBB during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

	TSX (prices in Canadian dollars)		OTCQX/OTCBB (prices in U.S. dollars)
	High	Low	High	Low
2017
Fourth Quarter	$ 0.87	$ 0.60	$ 0.568	$ 0.475
Third Quarter	$ 0.89	$ 0.66	$ 0.812	$ 0.507
Second Quarter	$ 0.86	$ 0.67	$ 0.646	$ 0.500
First Quarter	$ 1.07	$ 0.79	$ 0.805	$ 0.606
2016
Fourth Quarter	$ 1.04	$ 0.73	$ 0.813	$ 0.570
Third Quarter	$ 1.14	$ 0.51	$ 0.870	$ 0.367
Second Quarter	$ 0.69	$ 0.53	$ 0.550	$ 0.370
First Quarter	$ 0.90	$ 0.60	$ 0.689	$ 0.479

 The closing sales price of the Company’s Common Shares on August 28, 2017, as reported on the TSX was C$0.58, and on the OTCQX was $0.474 per share.

 Holders

As of June 30, 2017, we have 6,909 holders of record of the Common Shares.

Dividends

We have not paid any cash dividends on the Common Shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Equity Compensation Plan Information under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on plans approved by our stockholders.

Purchases of Equity Securities by the Company

We did not make any repurchases in the quarter ended June 30, 2017.

Exchange Controls

There are no governmental laws, decrees, or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of NioCorp, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for U.S. Residents” below.

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of Common Shares.

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the benefits of the Convention, (iii) holds all Common Shares as capital property, (iii) holds no Common Shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder, (iv) deals at arm’s length with and is not affiliated with NioCorp, (v) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, and (vi) is not an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be regarded by the Canada Revenue Agency (the “CRA”) as entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds Common Shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Convention to the entity in respect of its Common Shares.

Generally, a holder’s Common Shares will be considered to be capital property of the holder provided that the holder is not a trader or dealer in securities, did not acquire, hold, or dispose of the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation), and does not hold the Common Shares in the course of carrying on a business.

Generally, a holder’s Common Shares will not constitute “taxable Canadian property” of the holder at a particular time at which the Common Shares are listed on a “designated stock exchange” (which currently includes the TSX) unless both of the following conditions are true:

(i)	at any time during the 60-month period that ends at the particular time, 25% or more of the issued shares of any class of the capital stock of NioCorp were owned by or belonged to one or any combination of:

a.	the holder,

b.	persons with whom the holder did not deal at arm’s length, and

c.	partnerships in which the holder or a person referred to in clause (B) holds a membership interest directly or indirectly through one or more partnerships, and

(ii)	at any time during the 60-month period that ends at the particular time, more than 50% of the fair market value of the Common Shares was derived directly or indirectly from, one or any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of, or interests in any of the foregoing, whether or not the property exists.

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof, and the current published administrative and assessing policies of the CRA. It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative or assessing practice, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial, or foreign tax considerations, which may differ materially from those set out herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not intended to be and should not be construed as legal or tax advice to any particular U.S. Resident Holder. U.S. Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

A U.S. Resident Holder who disposes or is deemed to dispose of one or more Common Shares generally should not thereby incur any liability for Canadian federal income tax in respect of any capital gain arising as a consequence of the disposition.

A U.S. Resident Holder to whom NioCorp pays or is deemed to pay a dividend on the holder’s Common Shares will be subject to Canadian withholding tax, and NioCorp will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend, but should generally be reduced under the Convention to 15% (or, if the U.S. Resident Holder is a company which is the beneficial owner of at least 10% of the voting stock of NioCorp, 5%) of the gross amount of the dividend. For this purpose, a company that is a resident of the United States for purposes of the Canadian Tax Act and the Convention and is entitled to the benefits of the Convention shall be considered to own the voting stock of NioCorp owned by an entity that is considered fiscally transparent under the laws of the United States and that it is not a resident of Canada, in proportion to the Company’s ownership interest in that entity.

ITEM 6.	SELECTED FINANCIAL DATA (dollars in thousands, except per share amounts)

	For the year ended June 30,
	2017	2016	2015
Sales	$—	$—	$—
Total operating expenses	13,777	9,518	25,480
Net loss	14,630	11,408	23,115
Loss per common share, basic and diluted	0.08	0.07	0.17

	As at June 30,
	2017	2016
Total assets	$11,351	$15,246
Debt, including current portion	5,314	7,796
Shareholders’ equity	2,891	6,194

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of NioCorp and subsidiaries (collectively, “NioCorp,” the “Company,” “our” and “we”). All amounts are in thousands of dollars. References to “C$” refer to Canadian currency. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.

Summary of Consolidated Financial and Operating Performance

	For the year ended June 30,
	2017	2016	2015
	($000)
Operating expenses	$13,777	$9,518	$25,480
Net loss	$14,630	$11,408	$23,115
Net loss per share (basic and diluted)	$0.08	$0.07	$0.17

The Company’s net loss increased to $14.6 million for fiscal 2017 from $11.4 million for fiscal 2016. These changes resulted primarily from increased exploration expenditures as the Company completed substantially all feasibility study related work during the year.

The Company’s net loss decreased to $11.4 million for fiscal 2016 from $23.1 million for fiscal 2015. These changes resulted primarily from decreased exploration activities as work efforts transitioned from on-site drilling and related metallurgical testing to engineering efforts related to the in-process feasibility study.

During the years ended June 30, 2017, 2016, and 2015, the Company had no revenues. Operating expenses incurred related primarily to performing exploration and feasibility study related activities, as well as the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

Results of Operations

	For the year ended June 30,
	2017	2016	2015
	($000)
Operating expenses:
Consulting	$—	$201	$242
Depreciation	9	9	10
Employee related costs	2,551	1,988	3,413
Finance costs	4	242	39
Professional fees	1,105	512	435
Exploration expenditures	8,927	4,719	18,051
Other operating expenses	1,181	1,847	3,178
Impairment of equipment	—	—	112
Total operating expenses	13,777	9,518	25,480

Change in financial instrument fair value	574	2,719	—
Other gains	—	(587)
Interest and other income	—	—	(16)
Foreign exchange (gain) loss	(16)	(528)	434
Interest expense	286	275	—
Loss (gain) on available for sale securities	9	11	(28)
Income tax expense (benefit)	—	—	(2,755)
Net Loss	$14,630	$11,408	$23,115

Significant items affecting operating expenses are noted below:

Employee related costs increased from $2.0 million in fiscal 2016 to $2.6 in fiscal 2017 primarily due to a $0.4 million increase in share-based compensation costs reflecting the timing and value of stock option grants between the periods, as well as a $0.2 million increase in employee salaries based on timing of headcount additions and increased workloads. These costs decreased from $3.4 million in fiscal 2015 to $2.0 million in fiscal 2016 primarily due to a $1.6 million decrease in share-based compensation costs reflecting the timing and amount of stock option grants, as well as changes in vesting periods. Options granted in fiscal 2015 were vested immediately, resulting in 100% of the value being expensed upon grant. Options granted in fiscal 2016 vest over an 18-month period, and the corresponding option value is being expensed over the vesting period. This decrease in share-based compensation expense was partially offset by a $0.2 million increase related to headquarters personnel costs to support increased financing efforts and general operational activities.

Finance costs represent fees and costs associated with financial transactions. Costs incurred for fiscal 2016 primarily reflect Lind Agreement transaction costs. There were no similar costs in fiscal 2017 or fiscal 2015.

Professional fees include legal and accounting services, and increased from $0.5 million in fiscal 2016 to $1.1 million in fiscal 2017. This increase reflects costs associated with registration statements filed with the SEC, as well as cross-border compliance requirements.

Exploration expenditures increased from $4.7 million in fiscal 2016 to $8.9 million in fiscal 2017, reflecting the timing of the Company’s efforts to finalize the Elk Creek Feasibility Study, as discussed above under Item 2, “Properties.” Exploration expenditures decreased to $4.7 million in fiscal 2016 from $18.1 million in fiscal 2015 reflecting the timing of expenditures at the Elk Creek Project. Fiscal 2016 expenditures primarily related to engineering and metallurgical testing work in support of our feasibility study, while fiscal 2015 costs included $10.3 million for drilling, metallurgical work, and geologists and field staff, which was necessary to support the preparation and filing of an updated Canadian National Instrument 43-101 Mineral Resource Statement and the completion of a Preliminary Economic Assessment.

Other operating expenses include investor relations, general office expenditures, stock and proxy expenditures and other miscellaneous costs. Costs decreased to $1.2 million in 2017 from $1.8 million in fiscal 2016, primarily due to $0.5 million incurred in fiscal 2016 relating to the fair value of additional shares issued in connection with the Company’s early warrant exercise program which closed in June 2016. Costs decreased to $1.8 million in fiscal 2016 from $3.2 million in fiscal 2015, as fiscal 2016 included the $0.5 million relating early warrant exercise program noted above. Similarly, fiscal 2015 costs include $2.2 relating to the fair value of warrants issued in connection with a private placement as well as warrants issued in connection with the TK Agreement.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value primarily represents non-cash changes in the periodic market value of the Convertible Security, which is carried at Fair value, as well as changes in the market value of the derivative liability component of the Notes.

Other gains recorded in fiscal 2016 represents the one-time reversal of a Canadian tax-related accrual associated with flow-through capital shares issued in 2010.

Foreign exchange (gain) loss is primarily due to changes in the United States dollar (“USD”) against the Canadian dollar (“CAD”) and primarily reflects the period end values of USD-denominated debt instruments which are carried on the Canadian parent company books. Foreign exchange gain/loss was minimal during fiscal 2017 as the ending USD:CAD rate remained relatively unchanged from the prior year, while the gain recorded in fiscal 2016 primarily reflects the impacts of a strengthening USD.

Interest expense represents interest incurred in connection with our convertible debt instruments and the loans from Mark Smith. The increase in fiscal 2016 over fiscal 2015 are based on the timing of the closing of the individual debt instruments.

Income tax benefit booked in fiscal 2015 reflects the recognition of $2.8 million of deferred tax benefit which was generated during fiscal 2015 to offset existing deferred tax liabilities associated with the acquisition of the Elk Creek mineral interest.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, and the exercise of incentive stock options and share purchase warrants. We believe that we will be able to secure additional private placement financings in the future, although we cannot predict the size or pricing of any such financings. In addition, we may raise funds through the sale of interests in our mineral properties, although current market conditions have substantially reduced the number of potential buyers/acquirers of any such interest(s).

As of June 30, 2017, the Company had cash of $0.2 million and a working capital deficit of $5.8 million, compared to cash of $4.4 million and working capital of $2.3 million on June 30, 2016. This change in working capital is the result of two primary factors: our continued work to complete the Feasibility Study, including engineering and metallurgical development expenditures, and the transfer of a portion of our debt commitments from long-term liabilities to current liabilities based on maturity dates. As disclosed in Note 14 to the Consolidated Financial Statements, On July 26, 2017, the Company closed a brokered private placement and received total gross proceeds of approximately C$1.9 million.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $11.2 million until June 30, 2018. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $450,000 per month where approximately $361,000 is for administrative purposes, including overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $89,000 per month is planned for expenditures relating to the advancement of Elk Creek Project. The Company’s ability to continue operations and fund our current work plan is dependent on Management’s ability to secure additional financing.

The Company anticipates that it may need to raise $10.0 million to continue planned operations focused on financing the Elk Creek Resources Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek Property lease commitments are $42,000 until June 30, 2018. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2018, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

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

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2017 disclose a “going concern” qualification and disclosures to our ability to continue in business. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

Operating Activities

During the year ended June 30, 2017, the Company’s operating activities consumed $10.7 million of cash (2016: $11.0 million and 2015: $17.3 million). The cash used in operating activities for fiscal 2017 reflects the Company’s funding of losses of $14.6 million offset by minor non-cash adjustments and changes in working capital items. Overall, fiscal 2017 operational outflows were comparable to fiscal 2016, as the Company completed the Feasibility Study work. Operating cash outflows declined in fiscal 2016 as compared to fiscal 2015 primarily reflecting the Company’s Elk Creek drilling program which occurred through fiscal 2015. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Net cash provided by financing activities was $6.8 million in fiscal 2017, compared to $14.4 million and $15.0 million in fiscal 2016 and fiscal 2015, respectively. Year over year changes in financing inflows primarily reflect the timing of individual equity financing events, as discussed in Note 8 to the Consolidated Financial Statements, as well as the timing of Lind Agreement funding.

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

The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions and its success in developing the Elk Creek Project. Any quoted market for the Company’s shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating revenue, cash flows, or earnings, and any depression of the trading price of the Company’s Common Shares could impact its ability to obtain equity financing on acceptable terms.

Historically, the Company has used net proceeds from issuances of Common Shares to provide sufficient funds to meet its near-term exploration and development plans and other contractual obligations when due. However, further development and construction of the Elk Creek Project will require substantial additional capital resources. This includes near-term funding and, ultimately, long-term funding (including debt and equity financing) for Elk Creek Project construction and other costs.

    Debt Covenants

The Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding C$2.0 million, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. This covenant became effective after February 1, 2016, and the Company remains in compliance through to the date hereof.

Contractual Obligations

Our contractual obligations at June 30, 2017, are summarized as follows:

		Payments due by period (000s)
	Total	Less than 1 year		1-3 years		4-5 years	After 5 years
Debt	$5,012	$2,956	[1]	$2,056	[2]	$—	$—
Operating leases	138	75		63		—	—
Total contractual obligations	$5,150	$3,031		$2,119		$—	$—

(1)	Amounts represent principal of $2,675 and estimated interest payments of $281, assuming no early extinguishment.
(2)	Amounts represent principal of $2,000 and estimated interest payments of $56, assuming no early extinguishment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At June 30, 2017 and 2016, we have accrued $83,000 related to estimated environmental obligations.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Forward-Looking Statements in Item 1, Business.

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Our discussion of financial condition and results of operations is based upon the information reported in our Consolidated Financial Statements. The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 2 to the Consolidated Financial Statements. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment.

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured and recorded based on the estimated fair value of the long-lived assets being tested for impairment and their carrying amounts. Fair value is typically determined through the use of an income approach utilizing estimates of discounted pre-tax future cash flows or a market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 measurements. Occasionally, such as when an asset is held for sale, market prices are used. We believe our estimates and models used to determine fair value are similar to what a market participant would use.

Events that could result in additional impairment of our long-lived assets include, but are not limited to, decreases in future metal prices, unfavorable changes in foreign exchange rates, increases in future closure costs, and any event that might otherwise have a material adverse effect on mine site cash flows.

Derivative Instruments

All financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the Statements of Consolidated Operations. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions such as commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair value of derivatives.

Income and Mining Taxes

We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for us, as measured by the statutory tax rates in effect. We derive our deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. With respect to the earnings that we derive from the operations of our consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of our consolidated companies.

We are subject to reviews of our income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. We recognize interest and penalties, if any, related to unrecognized tax benefits in Income and mining tax benefit (expense). In certain jurisdictions, we must pay a portion of the disputed amount to the local government in order to formally appeal the assessment. Such payment is recorded as a receivable if we believe the amount is ultimately collectible.

Valuation of Deferred Tax Assets

Our deferred income tax assets include certain future tax benefits. We record a valuation allowance against any portion of those deferred income tax assets when we believe, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. We review the likelihood that we will realize the benefit of our deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of August 29, 2017, is set out below, on a fully-diluted basis.

Common Share Outstanding (fully diluted)
Common Shares	202,841,546
Stock options[1]	15,344,909
Warrants[1]	24,024,631
Convertible Notes (excluding the Lind Convertible Security)[2]	1,069,773
Lind Convertible Security[3]:
Assuming an average market price on conversion of $0.60	6,020,250

[1]	Each exercisable into one Common Share
[2]	Represents estimated maximum Common Shares convertible pursuant to the Company’s private placement of convertible debentures which closed October 22, 2015. Actual Common Shares issued may be impacted by the USD:CAD exchange rate, accrued interest payable and current trading price of the Company’s Common Shares at conversion date.
[3]	Represents Common Shares issuable on conversion of outstanding principal amount of US$2.5 million as of August 29, 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company’s exposure to changes in market interest rates, relates primarily to the Company’s earned interest income on cash deposits and short-term investments. The Company maintains a balance between the liquidity of cash assets and the interest rate return thereon. The carrying amount of financial assets, net of any provisions for losses, represents the Company’s maximum exposure to credit risk.

Foreign currency exchange risk

The company incurs expenditures in both U.S. and Canadian dollars. Canadian dollar expenditures are related to engineering and metallurgical related exploration expenses, as well as certain professional services. As a result, currency exchange fluctuations may impact the costs of our operating activities. To reduce this risk, we maintain sufficient cash balances in Canadian dollars to fund expected near-term expenditures.

Commodity price risk

The Company is exposed to commodity price risk related to the elements associated with the Elk Creek Project. A significant decrease in the global demand for these elements may have a material adverse effect on our business. The Elk Creek project is not in production, and the Company does not currently hold any commodity derivative positions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results

The following is a summary of selected quarterly financial information (unaudited, amounts in thousands, except per share amounts):

	Fiscal Year Ended June 30, 2017				Fiscal Year Ended June 30, 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total Operating Expenses	$2,980	$3,350	$4,075	$3,372	$2,639	$1,227	$2,578	$3,073
Net Loss	$2,775	$3,547	$4,609	$3,699	$2,807	$2,815	$2,431	$3,355
Loss Per Common Share	$0.02	$0.02	$0.02	$0.02	$0.02	$0.02	$0.01	$0.02

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NioCorp Developments Ltd.

Centennial, Colorado

We have audited the accompanying consolidated balance sheets of NioCorp Developments Ltd. as of June 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NioCorp Developments Ltd. at June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Spokane, Washington

August 29, 2017

NioCorp Developments Ltd.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data)

		As of June 30,
	Note	2017	2016
ASSETS
Current
Cash		$238	$4,412
Restricted cash		265	—
Prepaid expenses and other		152	106
Total current assets		655	4,518
Non-current
Deposits		51	65
Available for sale securities at fair value		23	32
Equipment		5	14
Mineral interests	5	10,617	10,617
Total assets		$11,351	$15,246

LIABILITIES
Current
Accounts payable and accrued liabilities		$3,146	$1,256
Related party loan	9	1,175	1,000
Convertible debt, current portion	6	2,161	—
Total current liabilities		6,482	2,256
Convertible debt, net of current portion	7	1,896	6,466
Derivative liability, convertible debt	7	82	330
Total liabilities		8,460	9,052
Commitments and contingencies	13
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 198,776,337 at June 30, 2017 and 180,467,990 at June 30, 2016	8	68,029	58,401
Additional paid-in capital		10,320	8,630
Accumulated deficit		(74,852)	(60,222)
Accumulated other comprehensive loss		(606)	(615)
Total shareholder equity		2,891	6,194
Total liabilities and equity		$11,351	$15,246

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data)

		For the year ended June 30,
	Note	2017	2016	2015
Operating expenses
Consulting		$—	$201	$242
Depreciation		9	9	10
Employee related costs		2,551	1,988	3,413
Finance costs		4	242	39
Professional fees		1,105	512	435
Exploration expenditures	10	8,927	4,719	18,051
Other operating expenses		1,181	1,847	3,178
Impairment of equipment		—	—	112
Total operating expenses		13,777	9,518	25,480
Change in financial instrument fair value	7	574	2,719	—
Other gains	6	—	(587)	—
Interest and other income		—	—	(16)
Foreign exchange (gain) loss		(16)	(528)	434
Interest expense		286	275	—
Loss (gain) on available for sale securities		9	11	(28)
Loss before income taxes		14,630	11,408	25,870
Income tax benefit		—	—	(2,755)
Net loss		$14,630	$11,408	$23,115

Other comprehensive (gain) loss:
Net loss		$14,630	$11,408	$23,115
Other comprehensive loss:
Reporting currency translation		(9)	(427)	959
Total comprehensive loss		$14,621	$10,981	$24,074

Loss per common share, basic and diluted		$0.08	$0.07	$0.17

Weighted average common shares outstanding		187,810,774	164,038,509	136,045,244

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

	For the year ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(14,630)	$(11,408)	$(23,115)
Adjustments for:
Depreciation	9	9	10
Change in financial instrument fair value	574	2,719	—
Warrants expense	—	540	2,159
Unrealized loss (gain) on available-for-sale investments	9	11	(28)
Impairment of equipment	—	—	112
Accretion of convertible debt	106	81	—
Deferred taxes	—	—	(2,755)
Foreign exchange (gain) loss	41	(247)	183
Other gains	—	(587)	—
Share-based compensation	1,471	1,049	2,506
	(12,420)	(7,833)	(20,928)
Change in non-cash working capital items:
Receivables	(2)	8	25
Prepaid expenses	(43)	(63)	(39)
Accounts payable and accrued liabilities	1,794	(3,086)	3,625
Net cash used in operating activities	(10,671)	(10,974)	(17,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	9	—	(14)
Acquisition of equipment	—	(4)	(27)
Net cash used in investing activities	9	(4)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	5,673	9,993	13,979
Share issue costs	(52)	(151)	(521)
Issuance of convertible debt, net of issuance costs	1,000	5,060	—
Related party debt draws	175	600	1,500
Related party debt repayment	—	(1,100)	—
Net cash provided by financing activities	6,796	14,402	14,958
Exchange rate effect on cash, cash equivalents and restricted cash	(43)	235	345
Change in cash, cash equivalents and restricted cash during period	(3,909)	3,659	(2,055)
Cash, cash equivalents and restricted cash, beginning of period	4,412	753	2,808

Cash, cash equivalents and restricted cash, end of period	$503	$4,412	$753

Supplemental cash flow information:
Amounts paid for interest	$135	$144	$—
Amounts paid for income taxes	$—	$—	$—
Non-cash financing transaction (Lind conversions)	$4,103	$638	$—

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total
Balance, July 1, 2014	122,884,716	$33,667	$2,933	$(25,699)	$(83)	$10,818

Private placement - November 2014	19,245,813	8,846	—	—	—	8,846
Private placement - March 2015	2,914,000	1,722	—	—	—	1,722
Issue costs	—	(708)	187	—	—	(521)
Exercise of warrants	5,125,805	2,368	—	—	—	2,368
Exercise of options	6,250,000	1,042	—	—	—	1,042
Fair value of stock options exercised	—	680	(680)	—	—	—
Fair value of warrants granted to ThyssenKrupp	—	—	1,854	—	—	1,854
Fair value of warrants for financial services agreement	—	—	268	—	—	268
Fair value of warrants for sponsorship agreement	—	—	99	—	—	99
Share-based payments	—	—	2,589	—	—	2,589
Reporting currency translation	—	—	—	—	(959)	(959)
Loss for the year	—	—	—	(23,115)	—	(23,115)
Balance, June 30, 2015	156,420,334	$47,617	$7,250	$(48,814)	$(1,042)	$5,011
Exercise of warrants	12,549,309	5,838	—	—	—	5,838
Exercise of options	1,415,000	405	—	—	—	405
Fair value of broker warrants granted	—	—	15	—	—	15
Fair value of Lind Warrants granted	—	—	620	—	—	620
Private placement - January 2016	9,074,835	3,750	—	—	—	3,750
Debt conversions	1,008,512	638				638
Share issuance costs	—	(151)	—	—	—	(151)
Fair value of stock options exercised	—	304	(304)	—	—	—
Share-based payments	—	—	1,049	—	—	1,049
Reporting currency translation	—	—	—	—	427	427
Loss for the year	—	—	—	(11,408)	—	(11,408)
Balance, June 30, 2016	180,467,990	$58,401	$8,630	$(60,222)	$(615)	$6,194
Exercise of warrants	3,447,137	1,675	—	—	—	1,675
Exercise of options	150,000	70	—	—	—	70
Fair value of broker warrants granted	—	—	20	—	—	20
Fair value of Lind Warrants granted	—	—	233	—	—	233
Private placement – February 2017	7,364,789	3,927	—	—	—	3,927
Debt conversions	7,346,421	4,103	—	—	—	4,103
Share issuance costs	—	(181)	—	—	—	(181)
Fair value of stock options exercised	—	34	(34)	—	—	—
Share-based payments	—	—	1,471	—	—	1,471
Reporting currency translation	—	—	—	—	9	9
Loss for the year	—	—	—	(14,630)	—	(14,630)
Balance, June 30, 2017	198,776,337	$68,029	$10,320	$(74,852)	$(606)	$2,891

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

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

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”). Certain transactions include reference to Canadian dollars (“C$”) where applicable.

These consolidated financial statements include the accounts of the Company and the subsidiaries listed in the following table. All intercompany transactions and balances have been eliminated.

	Country of incorporation	Ownership at June 30,
		2017	2016
0896800 BC Ltd.	Canada	100%	100%
Elk Creek Resources Corp.	USA	100%	100%
Silver Mountain Mines Corp.	USA	100%	100%

b)	Use of Estimates
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

3.	SIGNIFICANT ACCOUNTING POLICIES

a)	Exploration Stage Enterprise
The Company is in the exploration stage of operation and devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to seek additional funding to support the completion of its exploration and development activities. The Company’s activities are subject to significant risks and uncertainties, including its ability to secure sufficient funding to continue operations, to obtain proven and probable reserves, to comply with industry regulations and obtain permits necessary for development of the Elk Creek Project, as well as environmental risks and market conditions.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

b)	Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	As of June 30,
	2017	2016
Cash and cash equivalents	$238	$4,412
Restricted cash	265	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$503	$4,412

Restricted cash represents amounts held in escrow to secure payment of work related to the Company’s Elk Creek Project feasibility study. Under the terms of the escrow agreement, the balance of $265 will be drawn against outstanding accounts payable once certain project milestones are met.

c)	Foreign Currency Translation
Functional and reporting currency
Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of the Company is the Canadian Dollar. Effective July 1, 2015, the Corporation changed the functional currency for Elk Creek Resources Corp., a wholly-owned subsidiary, from the Canadian Dollar to the U.S. Dollar. This change was made as a greater percentage of expenditures for technical and administrative services, and raised financings are denominated in U.S. Dollars. No other entities in the Group were affected by this change in functional currency. This change in judgment has been accounted for prospectively in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830.

The reporting currency for these consolidated financial statements is U.S. Dollars.

Transactions in foreign currency

Transactions made in a currency other than Canadian Dollars are translated to the functional currency at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are translated to the functional currency at the exchange rate at that date and non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at the exchange rates approximating those in effect on the date of the transactions. Foreign currency gains and losses arising from translation are included in profit or loss.

Translation to reporting currency

The results and financial position of entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:

●	Assets and liabilities for each statement of financial position presented are translated at the closing rate at the end of the reporting date.
●	Income and expenses for each statement of income are translated at average exchange rates, unless this average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the rate on the dates of the transactions.
●	All resulting exchange differences are recognized in other comprehensive income.

d)	Available for Sale Securities

Available for sale securities are recorded at fair value through the statement of operations pursuant to the fair value option permitted by ASC 825, Financial Instruments.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

e)	Equipment

Equipment is stated at cost less accumulated depreciation. The residual value, useful life and depreciation method are evaluated every reporting period and changes to the residual value, estimated useful life or depreciation method resulting from such review are accounted for prospectively. Depreciation is provided for using the straight line basis at the following rates per annum:

Computer equipment	three years
Furniture and equipment	five years

f)	Mineral Properties

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash consideration and the fair market value of common shares issued as consideration. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under SEC Industry Guide 7, development costs related to such reserves and incurred after such determination will be considered for capitalization. The establishment of proven and probable reserves is based on results of feasibility studies, which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future are written off.

g)	Long Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

h)	Financial Instruments

The Company’s financial instruments consist of cash, receivables, available for sale securities, accounts payable and accrued liabilities, convertible debt and the related party loan. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these instruments approximate their carrying value unless otherwise noted.

i)	Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents, The Company holds invests or maintains available cash primarily in two commercial banks located in Vancouver, British Columbia and Santa Clara, California. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

j)	Asset Retirement Obligation

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration and evaluation activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense, and has accrued $83 related to estimated obligations as of June 30, 2017 (2016 - $83).

Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early stage nature of the project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed becomes available. Changes in estimates are reflected in the consolidated statement of operations in the period an estimate is revised.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

k)	Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25, “Income Taxes – Recognition.” Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset.

l)	Basic and Diluted Per Share Disclosure

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive.

m)	Stock Based Compensation

The Company grants stock options to directors, officers, and employees. Option terms and vesting conditions are at the discretion of the Board of Directors. The option exercise price is equal to the closing market price on the Toronto Stock Exchange on the Toronto Stock Exchange on the day preceding the date of grant.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed.

n)	Recent Accounting Standards

Issued and Adopted

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We have adopted the guidance for the year ended June 30, 2017 and have applied this amended accounting guidance to the Statements of Consolidated Cash Flows for all periods presented. The adoption of ASU 2016-15 did not have an impact on prior results reported in the Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We have adopted the guidance for the year ended June 30, 2017 and have applied this amended accounting guidance. The adoption of this ASU had no impacts on our financial statement disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We have adopted the guidance for the year ended June 30, 2017. The adoption of this ASU did not impact our disclosures in 2017.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

Issued and Not Effective

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4.	GOING CONCERN ISSUES

The Company incurred a loss of $14,630 for the year ended June 30, 2017 (2016 - $11,408 and 2015 - $23,115), and has a working capital deficit and accumulated deficit of $5,827 and $74,852, respectively, as of June 30, 2017. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

5.	MINERAL INTERESTS

During the year ended June 30, 2011, the Company completed the acquisition of the Elk Creek property through a share exchange agreement with 0859404 BC Ltd, a Canadian company, which owned all the issued and outstanding shares of Elk Creek Resources Corp. (“Elk Creek”). The Company issued 18,990,539 Common Shares to acquire all of the issued and outstanding shares of 0859404 BC Ltd. and issued 1,034,348 Common Shares as a finder’s fee with respect to the acquisition. The transaction did not meet the definition of a business acquisition, as set forth in ASC 805, and therefore was accounted for as a purchase of assets. The acquisition price was based on the market value of the Company’s Common Shares on the closing date and total consideration given was C$13,246, including associated deferred tax impacts of C$4,736.

The property interests of Elk Creek consist of a number of prepaid five-year mineral exploration lease agreements, and include a pre-determined buyout for permanent ownership of the mineral rights. During the year ended June 30, 2015, the Company executed 5-year extensions to all landholder agreements covering 100% of the mineralized materials at the Elk Creek Project. Terms of the agreements require no further significant payments, and the Company may negotiate lease extensions or elect to buyout the mineral rights at any time. Certain agreements also contain provisions to purchase surface rights, and several contain provisions whereby the landowners would retain a 2% NSR.

6.	FLOW THROUGH LIABILITIES

The Company issued 8,337,000 Common Shares to Canadian investors on a flow-through basis for gross proceeds of C$2,501 in November 2010. The Company was required to incur eligible flow-through expenditures up to November 2011. The Company was short by approximately C$1,470 in meeting this requirement. Under the subscription agreement with the Canadian investors, the Company had an obligation to indemnify the subscriber for any taxes that may arise from the Company failing to meet the flow-through expenditure requirements. The Company did not receive any claims through April 30, 2016 against this accrual, and the accrual was reversed on April 30, 2016 and the Company recorded a corresponding gain of $587 in ‘other gains’. Any claims after May 1, 2016 will be evaluated through the statute of limitations of the Canada Revenue Agency and expensed as incurred.

7.	CONVERTIBLE DEBT

	As of June 30,
	2017	2016
Convertible security, current portion	$2,161	$—

Convertible notes	592	475
Convertible security	1,304	5,991
Total convertible debt, net of current portion	$1,896	$6,466

Convertible Notes
The Company completed a non-brokered private placement of unsecured convertible promissory notes (the “Notes”), for gross proceeds of $800 (the “Private Placement”) in October 2015. The Notes bear interest at a rate of 8%, payable quarterly in arrears, are non-transferable and have a term of three years from the date of issue. Principal under the Notes is convertible by lenders at any time into, and payable by the Company in, common shares of the Company at a conversion price of C$0.97 per common share, calculated on conversion or repayment using the then-current Bank of Canada noon exchange rate. Accrued but unpaid interest on the Notes will be convertible by lenders into, and payable by the Company in, common shares at a price per common share equal to the most recent closing price of the Company’s common shares prior to the delivery to the Company of a request to convert interest, or the due date of interest, as applicable, calculated using the then-current Bank of Canada noon exchange rate. Interest, when due, is payable either in cash or Shares, at the election of the Company.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

The conversion feature of the debentures meets the definition of a derivative liability instrument because the conversion feature is denominated in a currency other than the Company’s Canadian dollar functional currency and the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion feature of the debentures is required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income.

The following table discloses the components associated with this transaction on the closing date:

Convertible Notes
Face value of Notes on closing	$800
Less:
Transaction costs	(47)
Conversion component	(360)
Convertible notes, opening balance	$393

The Company incurred transaction costs of $47, which have been added to the carrying amount of the financial liability and are amortized as part of the effective interest rate.

Changes in the Notes balance are comprised of the following:

Convertible Notes
Notes, balance on closing	$393
Accreted interest, net of interest paid	82
Balance, June 30, 2016	475
Accreted interest, net of interest paid	117
Balance, June 30, 2017	$592

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Opening balance	$360
Change in fair value of derivative liability	(30)
Balance, June 30, 2016	330
Change in fair value of derivative liability	(248)
Balance, June 30, 2017	$82

Lind Partners Convertible Security Funding
On December 22, 2015, the Company closed a definitive convertible security funding agreement (the “Lind Agreement”) with Lind Asset Management IV, LLC (“Lind”). The Lind Agreement includes a $4,500 principal amount, 10% secured convertible security (the “Convertible Security”) and 3,125,000 transferable Common Share purchase warrants (the “Lind Warrants”). The Convertible Security has a term of two years from its date of issuance, and interest is prepaid and added to its principal amount; accordingly, the initial face value of the Convertible Security is $5,400, and the yield of the Convertible Security (if held, unconverted, to maturity) will be 10% per annum, or $900. Each Lind Warrant has a term of three years from its date of issuance and will entitle the holder to purchase one additional Common Share (a “Lind Warrant Share”) at a price of C$0.72 on or before December 22, 2018. Lind can increase the funding under the Convertible Security by an additional $1,000 during its two-year term. Further, provided certain conditions are met, the Company will have the right to call an additional $1,000 under the funding agreement (a “First Tranche Increase”).

The Convertible Security is convertible into common shares of the Company at a conversion price equal to 85% of the volume weighted average trading price of the common shares (in Canadian dollars) for the five consecutive trading days immediately prior to the date on which the Investor provides the Company with notice of its intention to convert an amount of the Convertible Security from time to time. The issuance of the Convertible Security and the Lind Warrants was completed on a non-brokered private placement basis.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

The Company has elected to account for the Convertible Security at fair value. Transaction costs of $214, including a 3% closing fee paid to Lind of $135, were expensed at closing. In addition, the Company recognized $620 in change in financial instrument fair value in the consolidated statement of operations related to fair value of the Lind Warrants at closing. The fair value of the Lind Warrants was estimated based on the Black Scholes pricing model using a risk-free interest rate of 1.30%, an expected dividend yield of 0%, a volatility of 86.58%, and an expected life of 3.0 years.

On March 20, 2017, the Company and Lind entered into an amendment to extend the term of the Convertible Security from 24 months to 30 months, such that the due date has been extended to June 22, 2018.

Changes in the Convertible Security balance are comprised of the following:

Convertible Security
Opening balance	$4,500
Conversions, at fair value	(638)
Change in fair market value	2,129
Balance, June 30, 2016	$5,991
Conversions, at fair value	(4,103)
Change in fair market value	273
Balance, June 30, 2017	$2,161

On February 14, 2017, upon satisfaction of the conditions for the First Tranche Increase, the Company provided notice to Lind to demand the advancement of an additional $1,000 in funding under the Convertible Security pursuant to its right to call. This amount was funded by Lind on March 31, 2017, resulting in an increase in the face amount of the Convertible Security of $1,200 ($1,000 in funding and $200 in implied interest). The maturity date of the First Tranche increase is March 31, 2019. Consistent with the accounting method utilized for the original Convertible Security drawdowns, the First Tranche Increase has been accounted for at fair value.

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

First Tranche Increase
Balance, June 30, 2016	$—
Additional investment	1,000
Change in fair market value	304
Balance, June 30, 2017	$1,304

The Lind Agreement contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. This covenant became effective after February 1, 2016 and the Company was in compliance as of June 30, 2017.

8.	COMMON STOCK

a)	Issuances

2017	Issuances

On February 14, 2017, the Company completed the first tranche closing (the “First Tranche Closing”) of a non-brokered private placement of units (each a “Unit”) (the “February 2017 Offering”). The First Tranche Closing consisted of the issuance of 3,860,800 Units at a price of C$0.70 per Unit, for gross proceeds of C$2.7 million.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

Each Unit consists of one Common Share and one transferable Common Share purchase warrant (each whole such warrant a “Warrant”), with each Warrant entitling the holder thereof to acquire one additional Common Share at a price of C$0.85 for a period of 36 months from their date of issuance.

On February 28, 2017, the Company completed the second and final tranche closing (the “Final Closing”) of the February 2017 Offering. The Final Closing consisted of the issuance of 3,503,989 units including 2,964,682 units dated February 21, 2017, and 539,307 units dated February 28, 2017 (collectively, the “Final Closing Units”), at a price of C$0.70 per Unit, for gross aggregate proceeds of C$2.5 million. Each Final Closing Unit consists of one Common Share and one transferable Common Share purchase warrant (a “Warrant”), with each Warrant entitling the holder thereof to acquire one additional Common Share at a price of C$0.85 for a period of three years from Unit issuance. The Company paid cash commissions of C$88 and issued 78,342 broker warrants (having the same terms as the Warrants) in connection with the Final Closing to brokers outside of the United States. The broker warrants were valued at C$26 using a risk-free rate of 0.75%, expected volatility of 81.27% and expected life of three years.

2016 Issuances

On January 19, 2016, the Company closed a private placement and issued 9,074,835 units (each a “Unit”) at a price of C$0.57 per Unit, resulting in total gross proceeds of $3,750. Each Unit consisted of one Common Share of the Company and one transferable Common Share purchase warrant (a “Private Placement Warrant”). Each Private Placement Warrant is exercisable to acquire one additional Common Share of the Company for a period of three years at a price of C$0.75 per Common Share. In addition, the Company issued 75,450 broker warrants at closing, under the same terms as a Private Placement Warrant. The fair value of the broker warrants of $15 was estimated based on the Black-Scholes pricing model using a risk-free interest rate of 0.75%, an expected dividend yield of 0%, a volatility of 100.13%, and an expected life of three years.

2015 Issuances

In February 2015, the Company announced it had closed a partially brokered and partially non-brokered private placement of 2,914,000 special warrants (“2015 Warrants”) at an issue price of C$0.75 to raise aggregate gross proceeds of $1,722. Each 2015 Warrant is exchangeable at any time after the closing date of the offering into one unit of the Company; each unit consists of one Common Share of the Company and one Common Share purchase warrant. Each warrant entitled the holder to acquire one additional Common Share at a price of C$1.00 per share until February 27, 2017. The Company filed a prospectus and obtained the required receipt for that prospectus on March 23, 2015 and qualified the distribution of 2,914,000 2015 Warrants which were deemed exercised on March 30, 2015.

The agent, Mackie Research Capital Corporation (“MRCC”) received a cash commission equal to 6.5% of the gross proceeds of the brokered portion of the offering being $112 and 182,910 compensation warrants. The broker warrants are exercisable into Common Shares at a price C$0.85 per share until February 27, 2017. The fair value of the agent warrants of $79 was estimated based on the Black-Scholes pricing model using a risk-free interest rate of 1.25%, an expected dividend yield of 0%, a volatility of 100.95%, and an expected life of 2.0 years. Total cash issue costs including agents’ commission, legal and filing fees were $230.

In November 2014, the Company announced it had closed a partially brokered and partially non-brokered private placement of 19,245,813 special warrants (“2014 Special Warrants”) at an issue price of C$0.55 to raise aggregate gross proceeds of $8,846. Each 2014 Special Warrant is exchangeable at any time after the closing date of the offering into one unit of the Company; each unit consists of one Common Share of the Company and one Common Share purchase warrant. Each warrant entitles the holder to acquire one additional Common Share at a price of C$0.65 per share until November 10, 2016. The Company filed a prospectus and obtained the required receipt for that prospectus on January 14, 2015 and qualified the distribution of 19,245,813 2014 Special Warrants which were deemed exercised on January 19, 2015.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

The agent, MRCC received a cash commission equal to 6.5% of the gross proceeds of the brokered portion of the offering and 205,304 non-transferable compensation units. The broker warrants are exercisable into units having the same terms as the units issued under the Offering. Each unit entitles the agent to purchase a unit at a price of C$0.55 each. Each unit consists of one Common Share and one warrant exercisable at a price of C$0.65 per share until November 10, 2016. The fair value of the agent warrants of $108 was estimated based on the Black Scholes pricing model using a risk-free interest rate of 1.25%, an expected dividend yield of 0%, a volatility of 108.9%, and an expected life of two years. Total cash issue costs including agents’ commission, legal and filing fees was $300.

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance, July 1, 2014	7,060,000	C$	0.19
Granted	7,320,000	C$	0.76
Exercised	(6,250,000)	C$	0.20
Cancelled/expired	(25,000)	C$	0.30
Balance, June 30, 2015	8,105,000	C$	0.69
Granted	5,875,000	C$	0.62
Exercised	(1,415,000)	C$	0.38
Cancelled/expired	(1,100,000)	C$	0.75
Balance June 30, 2016	11,465,000	C$	0.69
Granted	6,360,000	C$	0.78
Exercised	(150,000)	C$	0.62
Cancelled/expired	(1,070,000)	C$	0.66
Balance June 30, 2017	16,605,000	C$	0.73
Number of options currently exercisable	9,281,250	C$	0.71

The following table summarizes the information and assumptions used to determine option costs:

	Year ended June 30,
	2017	2016	2015
Fair value per option granted during the period (C$)	$0.42	$0.30	$0.42
Risk-free interest rate	0.75%	0.75%	1.25%
Expected dividend yield	0%	0%	0%
Expected stock price volatility (historical basis)	92.9%	98.2%	105.6%
Expected option life in years	2.15	2.15	2.15

The following table summarizes information about stock options outstanding at June 30, 2017:

Exercise		Number	Aggregate		Number	Aggregate
price	Expiry date	outstanding	Intrinsic Value		exercisable	Intrinsic Value
C$0.62	January 19, 2021	5,275,000	C$	686	3,956,250	C$	514
C$0.65	July 28, 2017	1,250,000		125	1,250,000		125
C$0.76	September 2, 2017	500,000		—	500,000		—
C$0.76	March 6, 2022	5,650,000		—	—		—
C$0.80	December 22, 2017	2,720,000		—	2,720,000		—
C$0.94	April 28, 2018	500,000		—	500,000		—
C$0.96	July 21, 2021	710,000		—	355,000		—
Balance June 30, 2017		16,605,000	C$	811	9,281,250	C$	639

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$0.75 as of June 30, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2017 was 5,206,250. The total intrinsic value of options exercised during the year ended June 30, 2017 was $14.

As of June 30, 2017, there was $848 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of approximately 14 months.

c)	Warrants

Warrant transactions are summarized as follows:

		Weighted average
	Warrants	exercise price
Balance, July 1, 2014	1,064,140	C$	0.25
Granted:
Warrants: November financing	19,245,813	C$	0.65
Warrants: March financing	2,914,000	C$	1.00
Agents’ warrants: November financing	205,304	C$	0.55
Agents’ warrants: November financing	205,304	C$	0.65
Agents’ warrants: March financing	182,910	C$	0.85
Agents’ advisory warrants*	750,000	C$	0.55
Agents’ sponsorship warrants**	250,000	C$	0.60
ThyssenKrupp offtake agreement***	8,569,000	C$	0.67
Exercised	(5,125,805)	C$	0.35
Expired	—		—
Balance, June 30, 2015	28,260,666	C$	0.73
Granted:
Lind Warrants	3,125,000	C$	0.72
January 2016 Private Placement	9,074,835	C$	0.75
Broker warrants: January 2016 Private Placement	75,450	C$	0.75
Advisory Warrants*	750,000	C$	0.65
Sponsorship warrants**	250,000	C$	0.65
Exercised	(11,733,766)	C$	0.65
Expired	(7,068,500)	C$	0.67
Balance June 30, 2016	22,733,685	C$	0.75
Granted:
Lind First Tranche Warrants	890,670	C$	0.90
February 2017 Private Placements	7,364,789	C$	0.85
Broker Warrants: February 2017 Private Placement	78,342	C$	0.85
Exercised	(3,447,137)	C$	0.65
Expired	(7,011,263)	C$	0.79
Balance June 30, 2017	20,609,086	C$	0.79

*	Pursuant to a financial services advisory agreement with Mackie Research Capital Corporation (“MRCC”) the Company issued 500,000 advisory warrants on December 4, 2014 and 250,000 advisory warrants on January 14, 2015. Each advisory warrant entitled MRCC to purchase a unit of the Company at a price of C$0.55 each, on or before December 4, 2016. Each such unit consisted of one Common Share and one warrant exercisable at a price of C$0.65 per share until December 4, 2016. These units were exercised during the year ended June 30, 2016, resulting in the granting of an additional 750,000 warrants.

**	Pursuant to a sponsorship agreement between MRCC and the Company in connection with the Company’s graduation to the Toronto Stock Exchange, the Company issued 250,000 sponsorship warrants on January 14, 2015, entitling MRCC to purchase units of the Company at C$0.60 per unit until January 14, 2017. Each such unit consisted of one Common Share and one warrant exercisable at C$0.65 per share until January 14, 2017. These units were exercised during the year ended June 30, 2016, resulting in the granting of an additional 250,000 warrants.
***	The Company entered into an offtake agreement with ThyssenKrupp Metallurgical Products GmbH (“ThyssenKrupp”) whereby ThyssenKrupp will purchase 50% of future ferroniobium production up to 3,750 metric tons from the Elk Creek property for an initial term of ten years from commencement of commercial production which may be extended by mutual agreement of the parties. The Agreement presupposes the Company obtaining project financing, obtaining all necessary approvals and constructing a mine at Elk Creek. Pursuant to the agreement, the Company granted ThyssenKrupp a non-transferable warrant to acquire 8,569,000 Common Shares of the Company at an exercise price of C$0.67 per Common Share, which expired on December 12, 2015.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

At June 30, 2017, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price		Expiry Date
3,125,000	C$	0.72	December 22, 2018
9,150,285	C$	0.75	January 19, 2019
3,860,800	C$	0.85	February 14, 2020
2,964,682	C$	0.85	February 21, 2020
617,649	C$	0.85	February 28, 2020
890,670	C$	0.90	March 31, 2020
20,609,086

On April 20, 2016, the Company announced an early warrant exercise program (the “Program”) designed to encourage the early exercise of (unlisted) share purchase warrants exercisable at C$0.65 that otherwise expire on November 10, 2016 (the “November 2016 Warrants”). The Program and its commencement were approved at a Special Meeting of Shareholders held on Tuesday May 17, 2016.

The warrant exercise program closed on June 17, 2016, resulting in gross proceeds of C$4,807. A total of 7,394,822 C$0.65 share purchase warrants expiring November 10, 2016 were exercised during the incentive period, representing about 47.6% of all C$0.65 Warrants outstanding and 66% of warrant holders eligible to participate. Each holder who exercised one warrant during the program received 1.11029 Common Shares, representing one warrant share and 0.11029 of a Common Share, as the incentive portion. A total of 8,210,394 Common Shares were issued under the program, which was previously approved by our shareholders on May 17, 2016. The Company recognized a warrant expense of $535 in other operating expenses in the consolidated statement of operations related to the fair market value of the incentive shares issued.

9.	RELATED PARTY TRANSACTIONS AND BALANCES

On June 17, 2015, the Company entered into a one-year loan (the “One-Year Loan”) in the amount of $1,500 with Mark A. Smith, Chief Executive Officer and Executive Chairman of NioCorp. The one-year term loan bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement, and is subject to both a 2.5% establishment fee and 2.5% prepayment fee.

On July 1, 2015, the Company entered into a non-revolving credit facility agreement in the amount of $2,000 with Mark Smith and completed a drawdown of $500 on that day, and an additional $100 was drawn under the credit facility on December 2, 2015. The credit facility bears an interest rate of 10%, is secured by the Company’s assets pursuant to a general security agreement, and is subject to both a 2.5% establishment fee and 2.5% prepayment fee.

On January 13, 2016, the Company repaid $1,100 of amounts due, representing 100% of amounts drawn down under the credit facility, plus $500 of the amount due under the One-Year Loan. Interest and establishment fees payable as of December 31, 2015 were also paid.

On January 16, 2017, the Company entered into a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2,000 with Mark Smith. The Credit Facility bears an interest rate of 10% and drawdowns from the Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility are secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith dated June 17, 2015. The Credit Facility contains financial and non-financial covenants customary for a facility of this size and nature. On January 18, 2017, the Company completed a drawdown from the Credit Facility in the amount of $175.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

Effective June 16, 2016, the Company and Mr. Smith agreed to extend the due date for the remaining One-Year Loan amount of $1,000 until June 16, 2017. Additionally, on March 20, 2017, the due dates on the Smith Credit Facility and the One-Year Loan were extended to June 16, 2018 and June 17, 2018, respectively.

As of June 30, 2017, accounts payable and accrued liabilities included interest payable to Mr. Smith of $99.

10.	Exploration Expenditures

	For the year ended June 30,
	2017	2016	2015
Feasibility study and engineering	$5,797	$2,671	$5,892
Field management and other	811	940	1,791
Drilling	—	197	4,976
Metallurgical	2,209	844	4,506
Geologists and field staff	110	67	886
Total	$8,927	$4,719	$18,051

11.	Income Taxes

Domestic and foreign components of loss before income taxes for the years ended June 30, 2017, 2016 and 2015 are as follows:

	For the year ended June 30,
	2017	2016	2015
Canada	$4,897	$4,542	$7,365
United States	9,733	6,866	18,505
Total	$14,630	$11,408	$25,870

Major components of income tax benefit for the year ended June 30, 2017, 2016 and 2015 are as follows:

	For the year ended June 30,
	2017	2016	2015
Current taxes	$—	$—	$—
Deferred taxes:
Canada	—	—	—
United States	—	—	(2,755)
Total deferred tax benefit	—	—	(2,755)
Total income tax benefit	$—	$—	$(2,755)

The following table is a reconciliation of income taxes at statutory rates with the reported taxes:

	For the year ended June 30,
	2017	2016	2015
Loss before income taxes	$14,630	$11,408	$25,870
Combined federal and provincial statutory income tax rate	26%	26%	26%
Income tax recovery at statutory tax rates	3,804	2,966	6,726
Foreign rate differential	1,218	893	2,405
Warrant expense	(66)	(399)	—
Share based compensation	(383)	(270)	(651)
Change in estimates related to prior years	(471)	(635)	—
Change in valuation allowance	(4,028)	(2,169)	(5,725)
Other	(74)	(386)	—
Income tax benefit	$—	$—	$2,755

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred tax asset balance as of June 30, 2016 has been revised to reflect the appropriate jurisdictional tax rate applied to Canadian temporary differences. On a consolidated basis, there was no impact on the Company’s income tax provision for the years ended June 30, 2016 and the net deferred tax balance as of June 30, 2016 has not changed due to a full valuation allowance, however, the net deferred tax assets before valuation allowance as of June 30, 2016 decreased by $1,783. The significant components of deferred taxes are as follows:

	As of June 30,
	2017	2016
Deferred tax assets
Mineral interest	$10,232	6,555
Net operating losses available for future periods	4,230	3,951
Other	216	144
Total deferred tax assets	14,678	10,650
Valuation allowance	(14,678)	(10,650)
Net deferred tax assets	$—	$—

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $14,678 at June 30, 2017 relates mainly to net operating loss carryforwards in Canada and mineral interest due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not. During the year ended June 30, 2015, the Company recognized $2,755 of deferred tax benefit which was generated during the year to offset existing deferred tax liabilities associated with the acquisition of the Elk Creek mineral interest.

The Company had cumulative net operating losses of $15,865 as of June 30, 2017 (2016 - $13,625) for federal income tax purposes and these carryforwards will expire between 2026 and 2037.

The Company had no unrecognized tax benefits as of June 30, 2017 or 2016. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction and Canada. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

12.	Fair Value Measurements

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

Financial instruments, including receivables, accounts payable and accrued liabilities, and related party loans are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at June 30, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and included situations where there is little, if any, market activity for the instrument:

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$238	$238	$—	$—
Restricted cash	$265	265	—	—
Available for sale securities	23	23	—	—
Total	$526	$526	$—	$—
Liabilities:
Convertible debt	$3,465	$—	$—	$3,465
Derivative liability, convertible debt	82	—	—	82
	$3,547	$—	$—	$3,547

	As of June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,412	$4,412	$—	$—
Available for sale securities	32	32	—	—
Total	$4,444	$4,444	$—	$—
Liabilities:
Convertible debt	$5,991	$—	$—	$5,991
Derivative liability, convertible debt	330	—	—	330
	$6,321	$—	$—	$6,321

The Company measures the fair market value of the Level 3 components using the Black-Scholes model and discounted cash flows, as appropriate. These models were initially prepared by a third party and take into account management’s best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock’s volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible debt.

The significant unobservable valuation inputs for the Convertible Debt includes an expected return of 51.06%. A 15% decrease (increase) in the expected return would result in an increase (decrease) to fair value of $94, or approximately 2%.

The derivative liability was valued using a Black-Scholes pricing model with the following inputs:

	2017	2016
Risk-free interest rate	1.25%	1.25%
Expected dividend yield	0%	0%
Expected stock price volatility	51.14%	88.63%
Expected option life in years	1.25	2.25

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

	As of June 30,
	2017	2016
Beginning balance	$6,321	$—
Convertible securities closings	1,000	4,860
Conversions to equity	(4,103)	(638)
Realized and unrealized losses	329	2,099
Ending balance	$3,547	$6,321

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars, except share data)

13.	COMMITMENTS AND CONTINGENCIES

Other Exploration Properties

The Company held an option to acquire a 100% interest in certain claim units located in the Kenora Mining Division, Ontario, referred to as the Tait Lake property, and had previously written the exploration asset down to $nil. In April 2015, the Company sold the Tait Lake option for a cash payment of $9.

The Company, through its wholly-owned subsidiary, Northeast Minerals, held exploration rights for the Jungle Well and Laverton projects in Australia (the “Exploration Rights”). On July 2, 2015, the Company entered into an agreement to sell its investment in Northeast Minerals to a third party. Assets of Northeast Minerals included the Explorations Rights, with a nil book value, and 3,750,000 shares of Victory Mines Limited (“Victory”), an Australian public entity. The book value of the Victory shares was written down to one dollar at June 30, 2015, to reflect the estimated market value. No other gain or loss was incurred related to the sale of Northeast Minerals.

NioCorp has the following land, office, facility and equipment lease commitments in place as of June 30, 2017:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$5,012	$2,956	$2,056	$—	$—
Operating leases	137	75	63	—	—
Total contractual obligations	$5,149	$3,031	$2,119	$—	$—

14.	SUBSEQUENT EVENTS

On July 26, 2017, the Company closed a brokered private placement (the “July 2017 Private Placement”) of units (the “Units”) of the Company. Under the July 2017 Private Placement, a total of 2,962,500 Units were issued at C$0.65 per Unit, for total gross proceeds to the Company of approximately C$1,926. Each Unit issued pursuant to the July 2017 Private Placement consists of one Common Share and Warrant. Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.79 until July 26, 2021.

The July 2017 Private Placement was led by Mackie Research Capital Corporation (the “Agent”). The Company paid the Agent an aggregate cash commission of approximately C$125, equal to six and a half per cent (6.5%) of the gross proceeds raised under the July 2017 Private Placement. The Company also issued to the Agent 192,562 broker warrants (the “Broker Warrants”), equal to six and a half per cent (6.5%) of the Units sold pursuant to the July 2017 Private Placement. Each Broker Warrant entitles the holder thereof to purchase one Common Share at a price of C$0.79 until July 26, 2021.

Proceeds of the Private Placement will be used for general working capital purposes and to continue to advance the Company’s Elk Creek Superalloy Materials Project.

On August 4, 2017, Lind provided notice to the Company of its election to advance an additional $1.0 million in funding under the Initial Convertible Security pursuant to its right under the Lind Agreement (the “Convertible Security Increase”). As a result, upon payment of the additional $1.0 million in funding by Lind to the Company, the face amount of the Initial Convertible Security will be increased by $1.2 million ($1.0 million in additional funding and $200,000 in implied interest amount).  On August 15, 2017, in connection with the Convertible Security Increase, the Company issued 260,483 Common Share purchase warrants of the Company to Lind, with each Common Share purchase warrant entitling the holder to acquire one Common Share at a price of C$0.73 per share until August 15, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2017.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The management of NioCorp Developments Ltd., including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017.  In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of June 30, 2017, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of August 25, 2017, the names, titles, ages, and dates of appointment of the members of the Company’s Board of Directors and Executive Management are as set forth in the below table.

Name	Age	Position	Date of Appointment
Mark A. Smith	58	Chief Executive Officer, President, Executive Chairman and Director	Chief Executive Officer and Director: September 23, 2013 President and Executive Chairman: May 31, 2015
Joseph A. Carrabba	64	Lead Director	December 15, 2014
Michael Morris	71	Director	July 27, 2014
David C. Beling	76	Director	June 6, 2011
Anna Castner Wightman	50	Director	February 23, 2016
Neal Shah	43	Chief Financial Officer	July 1, 2016
Scott Honan	46	Vice President, Business Development	May 6, 2014
John Ashburn, Jr.	62	Vice President, General Counsel and Corporate Secretary	April 2, 2015
Jim Sims	56	Vice President, External Affairs	November 2, 2015

Directors

Directors hold office from election until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their death, resignation or removal. The following sets forth a brief description of the business experience of each director of the Company:

Joseph Carrabba – Lead Director

Mr. Carrabba served as the Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., a publicly-held international mining and natural resources company, from September 2007 until his retirement in November 2013. From 2013 until the present day, he has served as CEO of Irati Energy, a private mining company in Brazil, and as a corporate director and consultant. Prior to joining Cliffs Natural Resources Inc., Mr. Carrabba gained broad experience in the mining industry throughout Canada, the United States, Asia, Australia and Europe. He was the former General Manager of Weipa Bauxite Operation of Comalco Aluminum and served in a variety of leadership capacities at Rio Tinto, a global mining company, including as President and Chief Operating Officer of Rio Tinto’s Diavik Diamond Mines, Inc. Mr. Carrabba is also a director of Newmont Mining Corporation, TimkenSteel Corporation, and the Aecon Group. In addition, he was a director of KeyCorp from November 2009 until May 2017. He holds a bachelor’s degree in geology from Capital University and his MBA from Frostburg State University in Maryland.

Mr. Carrabba’s qualification to serve on our Board is based upon his many years of leadership and executive experience in large publicly traded companies in the mining and materials processing industries.

Michael Morris – Director

Mr. Morris was formerly the Chairman of the Board of Heritage Oaks Bankcorp. When Heritage Oaks Bank merged with Pacific Premier Bancorp on April 1, 2017, Mr. Morris became a member of the Pacific Premier Bancorp Board of Directors. He joined Heritage Oaks’ Board in January 2001 and assumed the Board chairmanship in 2007. In addition, Mr. Morris has worked since 1972 at Andre, Morris & Buttery, a professional law corporation, where he now serves as Senior Principal and Chairman of the Board. From 2000 to late 2006, Mr. Morris served on the board of Molycorp, Inc. (“Molycorp”), a rare earths producer, which at the time was a wholly owned subsidiary of Unocal Corporation (“Unocal”) and then Chevron Mining Inc. (“Chevron Mining”), a wholly-owned subsidiary of Chevron Corporation. Mr. Morris was the only independent director of Molycorp at that time. Mr. Morris is a graduate of Georgetown University and received his law degree from the University of San Francisco School of Law. He has practiced business and environmental law for over 40 years. Mr. Morris served as a member of the Board of Governors and Vice President of the State Bar of California. He served as a 1st Lieutenant in the U.S. Army from 1970 to 1972.

Mr. Morris’ qualification to serve on our Board is based on his years of senior executive leadership with publicly traded companies and his long experience in the financial, banking, legal, and manufacturing fields.

David Beling – Director

Mr. Beling is a Registered Professional Mining Engineer with 52 years of experience and has been on the board of directors of 14 mining companies starting in 1981. He has served as President, CEO, CFO and a director of Bullfrog Gold Corp., a gold exploration and development company, since July 2011 and was the Executive Vice President and Chief Operating Officer of Geovic Mining Corp. from 2004 to 2010. Mr. Beling has examined, significantly reviewed or been directly involved with 88 underground mines, 131 open pit mines and 164 process plants in the global metal, energy and industrial mineral sectors. His employment included 14 years with five majors, then 38 years of employment and consulting for 25 junior mining companies. Mr. Beling served on the Board of Directors of Animas Resources Ltd.(TSXv) from June 2012 to April 2014.

Mr. Beling’s qualification to serve on our Board is based upon his decades of senior leadership and executive positions with companies in the mining and minerals processing sectors.

Anna Castner Wightman – Director

A sixth generation Nebraskan and a graduate of Nebraska Wesleyan University, Ms. Wightman serves as a Senior Director for First National Bank of Omaha, Nebraska, a position she has held since 2000. Prior to that, she worked for the Greater Omaha Chamber of Commerce and served in the U.S. Congress for former Congressman Bill Barrett and former Congresswoman Virginia Smith, both of whom represented the 3rd Congressional District of Nebraska. Ms. Wightman serves on the Boards of Directors of the Nebraska Chamber of Commerce, Rose Theater for Performing Arts, and Joslyn Castle.

Ms. Wightman’s qualification to serve on our Board is based on her extensive executive experience in the banking and financial services sectors, and her deep knowledge of the Nebraska business and public policy landscapes.

Executive Officers

The executive officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. The following sets forth a brief description of the business experience of each executive officer of the Company:

Mark Smith – Executive Chairman, Director, President and Chief Executive Officer

Mr. Smith has 36 years of experience in operating, developing, and financing mining and strategic materials projects in the Americas and abroad. In September 2013, he was appointed CEO and a Director of NioCorp. Since April 2015, Mr. Smith has also served as the President, Chief Executive Officer, and Director for Largo Resources Ltd., a mineral company with an operating property in Brazil and projects in Brazil & Canada. Mr. Smith has also served on the Board of Directors of IBC Advanced Alloys Corp. (“IBC”) since May 2016. From October 2008 through December 2012, Mr. Smith served as President, Chief Executive Officer and Director of Molycorp, where he was instrumentally involved in taking it from a private company to a publicly traded company with a producing mine. From November 2011 through May 2015, he served on the Board of Directors at Avanti Mining (TSXv: AVT; Avanti Mining changed its name to AlloyCorp in early 2015). From December 2012 through September 2013, he served as the Managing Director of KMSmith LLC where he served as a consultant.

Prior to Molycorp, Mr. Smith held numerous engineering, environmental, and legal positions within Unocal and later served as the President and Chief Executive Officer of Chevron Mining. Mr. Smith also served for over seven years as the shareholder representative of CBMM, a private company that currently produces approximately 85% of the world supply of niobium. During his tenure with Chevron Mining, Mr. Smith was responsible for Chevron Mining’s three coal mines, one molybdenum mine, a petroleum coke calcining operation and Molycorp’s Mountain Pass mine. At Unocal, he served as the Vice-President from June 2000 to April 2006, and managed the real estate, remediation, mining and carbon divisions. Mr. Smith is a Registered Professional Engineer and serves as an active member of the State Bars of California and Colorado. He received his Bachelor of Science degree in Agricultural Engineering from Colorado State University in 1981 and his Juris Doctor, cum laude, from Western State University, College of Law, in 1990.

Mr. Smith’s extensive leadership, management, strategic planning, and strategic materials industry expertise through his various leadership and directorship roles in public companies large and small makes him well-qualified to serve as a member of the board of directors of NioCorp.

Neal Shah – Chief Financial Officer

Mr. Shah joined NioCorp in September 2014 as Vice President of Finance, and now serves as the Company’s CFO. Mr. Shah served as Finance Manager at Covidien Ltd., a medical device company since acquired by Medtronic, from May 2014 through September 2014. From April 2011 until May 2014, he held the positions of Senior Manager of Corporate Development and M&A and more recently the Director of Strategy and Business Planning at Molycorp, Inc. Mr. Shah graduated from the University of Colorado with a BSc in Mechanical Engineering in 1996, and from Purdue University with an MBA in 2002. Since the completion of his MBA, Mr. Shah also held key finance roles with Intel Corporation and IBM.

Scott Honan – Vice President, Business Development

Mr. Honan joined NioCorp in May 2014 and now serves as Vice President, Business Development. He also serves as President of Elk Creek Resources Corporation, the NioCorp subsidiary that is developing the Elk Creek Project in Nebraska. Prior to his work at NioCorp, Mr. Honan served in several leadership capacities at Molycorp, Inc. from February 2001 until May 2014, including as Vice President/Director Health, Environment, Safety and Sustainability and General Manager and Environmental Manager from July 2011 to May 2014. With over 24 years of experience in the gold and rare earth industries, Mr. Honan is a graduate of Queen’s University in Mining Engineering in both Mineral Processing (B.Sc. Honors) and Environmental Management (M.Sc.) disciplines.

John Ashburn, Jr. – Vice President, General Counsel and Corporate Secretary

An attorney with 36 years of experience, including 26 years in extractive industries, Mr. Ashburn joined NioCorp in January 2015 and was appointed to Vice President, General Counsel and Corporate Secretary in April 2015. He served as Vice President, Chief Legal Officer and a member of the Board of Directors of Simbol, Inc., a privately held development stage Lithium production company, from May 2013 until January 2015, and was Executive Vice President and General Counsel of Molycorp, Inc. from December 2008 until April 2013. Prior to that, he held senior legal positions with Chevron and Unocal. Mr. Ashburn holds a Juris Doctorate from Northern Illinois University, School of Law.

Jim Sims – Vice President, External Affairs

Mr. Sims has more than 25 years of experience in devising and executing marketing, media relations, public affairs, and investor relations operations for companies in the mining, chemical, manufacturing, utility, and renewable energy sectors. He joined NioCorp in November 2015, after serving for more than five years as Director (and then Vice President) of Corporate Communications for Molycorp, Inc. from March 2010 through November 2015. Since May 2016, Mr. Sims has also served as Director of Investor and Public Relations for IBC. Mr. Sims was President and CEO of Policy Communications, Inc. from 1998 until 2010, and served as White House Director of Communications for the Energy Policy Development Group. A former U.S. Senate Chief of Staff, he is the co-founder and former Executive Director of the Geothermal Energy Association, and he has served as Board Chairman of the Rare Earth Technology Alliance. He is an honors graduate of Georgetown University.

Significant Employees

There are no other significant employees than those already discussed herein.

Family Relationships

There are no family relationships among the directors or executive officers of the Company.

Involvement in Certain Legal Proceedings

During the past ten years none of the persons serving as executive officers and/or directors of the Company and, with respect to promoter or control persons, for the past five years, none have been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based upon the review of the copies of Section 16(a) forms received by the Company, and upon written representations from reporting persons concerning the necessity of filing a Form 5 Annual Statement of Changes in Beneficial Ownership, the Company believes that, during fiscal 2017, all filing requirements applicable to reporting persons were met, other than the filing of a Form 4 for Mr. Mark Smith reporting the (a) exercise of existing warrants for Common Shares and (b) sale of existing warrants, which Form 4 was inadvertently filed late due to an administrative error on November 8, 2016.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at www.niocorp.com. If the Company amends the Code of Business Conduct and Ethics or grants a waiver, including an implicit waiver, from the Code of Business Conduct and Ethics, the Company will disclose the information on its internet website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

Nomination of Directors

As of August 29, 2017, there have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Experts

Our Audit Committee is currently comprised of Anna Castner Wightman, David Beling, and Michael Morris. Our Board has determined that Mr. Beling and Mr. Morris are financial experts, as defined by the rules of the Securities and Exchange Commission, and Canadian rules and regulations. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets out the compensation for the fiscal years ending June 30, 2017 and 2016 for the individual who served as the Company’s Chief Executive Officer (or “CEO”) during the last fiscal year, as well as the Company’s two most highly compensated executive officers other than the CEO who were serving at the end of the last fiscal year (collectively, the “named executive officers”):

Fiscal 2017 Summary Compensation Table

Name and Principal Position (a)	Fiscal Year (b)		Salary ($) (c)	Option Awards(1) ($) (f)	Total ($) (j)
Mark A Smith, Chief Executive Officer, President	2017	(2)	$270,000	$198,688	$468,688
	2016	(2)	$270,000	$157,972	$427,972
Neal Shah, Chief Financial Officer	2017		$200,000	$122,269	$322,269
	2016		$109,375	$73,720	$183,095
Scott Honan, Vice President Business Development	2017		$225,000	$122,269	$347,269
	2016		$212,500	$105,315	$317,815
John Ashburn, Jr., Vice President, General Counsel and Corporate Secretary	2017		$200,000	$122,269	$322,269
	2016		$200,000	$73,720	$273,720
Jim Sims, Vice President External Affairs	2017		$200,000	$122,269	$322,269
	2016		$116,667	$103,348	$220,015

(1)	Reflects the grant date fair value of the option-based awards granted during the reported fiscal years computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. Assumptions used in the calculation of these amounts are described in Note 8 in the Company’s consolidated financial statements included above under ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(2)	Disclosed amounts paid to KMSmith LLC, an entity controlled by Mr. Smith.

Narrative Disclosure to Summary Compensation Table

Compensation Program Design

The Board, in conjunction with the Compensation and Organization Committee of the Board (the “Compensation Committee”), determines compensation and rewards to senior management on the basis of individual and corporate performance, both in the short term and the long term, while at the same time being mindful of the responsibility that the Company has to its shareholders.

In general, the Compensation Committee considers that its compensation program should be relatively simple in concept, given the current stage of the Company’s development, and that its focus should be balanced between reasonable current compensation and longer term compensation tied to performance of the Company as a whole. The Compensation Committee has not established a formal set of benchmarks or performance criteria to be met by the Company’s named executive officers; rather, the members of the Compensation Committee use their own subjective assessments of the level of success of the Company to determine, collectively, whether or not the named executive officers are successfully achieving the Company’s business plan and strategy and the degree to which they have performed in that regard. The Compensation Committee has not established any set or formal formula for determining named executive officer compensation, either as to the amount thereof or the specific mix of compensation elements, and compensation (and adjustments from time to time) is set through informal discussions at the Compensation Committee level.

Key Elements of Named Executive Officer Compensation

Base Salaries

The members of the Compensation Committee use their own experience and familiarity with the industry, and consider the factors described above, to determine what they believe to be reasonable base salaries for our named executive officers. The base salaries of the named executive officers are set at levels which are considered by the members of the Compensation Committee to be competitive, thereby enabling the Company to compete for and retain executives critical to the long-term success of the Company. Initially, base salaries (or, for Mr. Smith, base consulting fees) are set through negotiation when executive officers join the Company (with direct input from the Compensation Committee) and are subsequently reviewed each fiscal year to determine if adjustments are required. There were no changes to named executive officer salaries during the fiscal year ended June 30, 2017.

Bonus Compensation

The Board has discretion, where deemed appropriate and financially affordable for the Company, to grant a cash bonus to a named executive officer based on the performance of both the individual named executive officer and the Company. No such cash bonuses were granted to any named executive officer during fiscal 2017.

Option-Based Awards

The incentive portion of each named executive officer’s compensation package consists primarily of stock options awarded under the Company’s 2016 Incentive Stock Option Plan (the “Stock Option Plan”). Share ownership opportunities through the grant of stock options are provided to align the interests of senior management of the Company with the longer-term interests of the shareholders of the Company.

The Stock Option Plan is administered by the Compensation Committee, and is intended to advance the interests of the Company through the motivation, attraction and retention of officers and other key employees, directors and consultants of the Company and affiliates of the Company and to secure for the Company and its shareholders the benefits inherent in the ownership of Common Shares of the Company by officers and other key employees, directors and consultants of the Company and affiliates of the Company. Grants of options under the Stock Option Plan are proposed/recommended by the CEO, and reviewed by the Compensation Committee. The Compensation Committee can approve, modify or reject any proposed grants, in whole or in part. In general, the allocation of available options among the eligible participants in the Stock Option Plan is on an ad hoc basis, and there is no set formula for allocating available options, nor is there any fixed benchmark or performance criteria to be achieved in order to receive an award of or vest in options.

The Compensation Committee does not consider the accounting value of any such option grants in determining the number of options to award to any individual, as any such “value” is an accounting measure that is not relevant to incentivizing the individual. The timing of the grants of options is determined by the Compensation Committee, and there is no regular interval for the awarding of option grants. In general, a higher level of responsibility will result in a larger grant of options. Because the number of options available is limited, in general, the Compensation Committee aims to have individuals at what it subjectively considers to be the same levels of responsibility holding equivalent numbers of options, with additional grants being allocated for individuals who the Compensation Committee believes are in a position to more directly affect the success of the Company through their efforts.

The Compensation Committee looks at the overall number of options held by an individual (plus the exercise prices and remaining terms of existing options and whether any previously granted options have expired out of the money or were exercised) and takes such information into consideration when reviewing proposed new grants. After considering the CEO’s recommendations and the foregoing factors, the resulting proposed option grant (if any) is then submitted to the Board for approval.

During the fiscal year ended June 30, 2017, the Compensation Committee approved all recommendations for the grant of stock options proposed by management, and the named executive officers were granted the following numbers of stock options effective March 6, 2017, each with an exercise price per share of C$0.76: Mr. Smith, 650,000 stock options; Mr. Honan, 400,000 stock options; Mr. Ashburn, 400,000 stock options; Mr. Shah, 400,000 stock options; and Mr. Sims, 400,000 stock options. These stock options generally vest as follows: 50% six months after the grant date, 25% 12 months after the grant date, and the remainder 18 months after the grant date. Stock options generally remain exercisable until five years after the grant date.

Employment Agreements

The Company and KMSmith, LLC (“KMSmith”) entered into a Consulting Agreement effective September 23, 2013 (the “Smith Agreement”). Under the terms of the Smith Agreement, KMSmith, through Mark Smith, performs the duties and responsibilities of the Chief Executive Officer of the Company and related services, for an indefinite term at a base rate of $270,000 per year, generally payable in equal monthly installments of $22,500. KMSmith also received a one-time signing bonus of $165,000. Any other bonuses and incentive payments are payable at the discretion of the Board of Directors. Mr. Smith is eligible to receive stock options under the Stock Option Plan, as determined by the Board. The Company may terminate the Smith Agreement at any time without notice or payment if (1) KMSmith commits a material breach of the Smith Agreement (subject to a cure period in certain circumstances), (2) Mr. Smith dies or becomes permanently disabled, or (3) certain other “for cause” scenarios occur (as further described in the Smith Agreement). In the event the Smith Agreement is terminated by the Company for any other reason or if KMSmith terminates the Smith Agreement on the occurrence of a Triggering Event, the Company shall pay KMSmith a lump sum termination fee equal to the annual salary in effect at the termination date as well as the average of any annual bonuses or other cash incentive payments for two calendar years immediately preceding the year the termination occurs. A Triggering Event is defined as: a substantial change in the nature of services to be performed by KMSmith; a material breach by the Company of the Smith Agreement that is not remedied within 30 days of notice; the ceasing of the Company as a going concern; the failure of the Company to pay a material amount due pursuant to the Smith Agreement within 30 days of the due date; or a material reduction in salary or any other form of compensation payable by the Company to KMSmith, except where all senior executives or consultants of the Company are subject to relatively similar reductions in such values. KMSmith may terminate the Smith Agreement for a reason other than a Triggering Event on 90 days’ written notice and, should the Company immediately accept such termination notice, it shall pay KMSmith the sum of $69,904. Should a change of control of the Company occur (as that term is defined in the Smith Agreement) and, within one year, either a Triggering Event occurs and KMSmith terminates the Smith Agreement or KMSmith’s engagement is terminated by the Company under circumstances that would give rise to a termination payment in the absence of a change of control, then KMSmith shall be entitled to receive an amount equal to the annual salary in effect at the termination date as well as the average of any annual bonuses or other cash payments for two calendar years immediately preceding the year the termination occurs. In the event KMSmith is entitled to a termination payment with respect to a change of control, any stock options previously granted to Mr. Smith shall become fully vested and shall remain exercisable for the original term of grant despite a termination of KMSmith. Termination payments under the Smith Agreement are generally contingent on a release of claims by KMSmith. The Smith Agreement also includes customary confidentiality and six-month employee non-solicitation provisions. No other named executive officer is party to an employment agreement with the Company.

Stock Options Under Stock Option Plan

In accordance with the Stock Option Plan, the Company granted to its named executive officers stock options during the Company’s 2017 fiscal year; no other equity based awards were granted to the named executive officers during the 2017 fiscal year.

The following table sets forth the outstanding equity awards for each named executive officer at June 30, 2017. The Company has not granted full value stock-based awards to any of its named executive officers.

Outstanding Equity Awards at 2017 Fiscal Year End

		Option Awards
Name (a)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)(1)	Option Exercise Price (C$) (e)	Option Expiration Date (f)
Mark A. Smith	12/22/2014	300,000	—	0.80	12/22/2017
	1/19/2016	562,500	187,500	0.62	1/19/2021
	3/7/2017	—	650,000	0.76	3/7/2022
Total		862,500	837,500
Neal Shah	9/2/2014	500,000	—	0.76	9/2/2017
	12/22/2014	200,000	—	0.80	12/22/2017
	1/19/2016	262,500	87,500	0.62	1/19/2021
	3/7/2017	—	400,000	0.76	3/7/2022
Total		962,500	487,500
Scott Honan	7/28/2014	250,000	—	0.65	7/28/2017
	12/22/2014	200,000	—	0.80	12/22/2017
	1/19/2016	375,000	125,000	0.62	1/19/2021
	3/7/2017	—	400,000	0.76	3/7/2022
Total:		825,000	525,000
John Ashburn, Jr.	12/22/2014	500,000	—	0.80	12/22/2017
	1/19/2016	262,500	87,500	0.62	1/19/2021
	3/7/2017	—	400,000	0.76	3/7/2022
Total		762,500	487,500
Jim Sims	1/19/2016	375,000	125,000	0.62	1/19/2021
	3/7/2017	—	400,000	0.76	3/7/2022
Total		375,000	525,000
Total for all Named Executive Officers:		3,787,500	2,862,500

(1)	Unvested stock options generally vest as follows: 50% six months after the grant date, 25% 12 months after the grant date, and the remainder 18 months after the grant date. Stock options generally remain exercisable until five years after the grant date.

Retirement Plan Benefits

Each named executive officer is eligible to participate in the Company’s 401(k) savings plan, which is designed to reward continued employment with the Company and assist participants with financial preparation for retirement. All amounts credited under the 401(k) savings plan relate to participant contributions. The Company does not currently make matching or other contributions to the 401(k) savings plan.

Termination and Change of Control Benefits

Except as described above, the Company has not entered into any plans or arrangements in respect of remuneration received or that may be received by the named executive officers in respect of compensating such officers or directors in the event of a change of control, termination of employment (as a result of resignation, retirement, change of control, etc.) or a change in responsibilities following a change of control.

Compensation of Directors

As at the date of this Annual Report on Form 10-K, the Company has five directors, one of which is also a named executive officer, Mr. Smith. For a description of the compensation paid to Mr. Smith, see “Fiscal 2017 Summary Compensation Table” above.

The following table sets forth all compensation the Company granted to our directors, other than Mr. Smith, for the fiscal year ended June 30, 2017:

Fiscal 2017 Director Compensation

Name (a)	Option Awards(1) ($) (d)	Total ($) (h)
Joseph Carrabba	$106,986	$106,986
Dave Beling	$91,702	$91,702
Michael Morris	$106,986	$106,986
Anna Castner Wightman(2)	$283,170	$283,170
Joe Cecil(3)	$—	$—

(1)	Reflects the grant date fair value of the option-based awards granted during the 2017 fiscal year computed in accordance with FASB ASC 718. Assumptions used in the calculation of these amounts are described in Note 8 in the Company’s consolidated financial statements included above under ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The aggregate number of option awards outstanding for each non-employee director listed in the table above at the end of fiscal 2017 was as follows: Mr. Carrabba, 1,250,000 stock options; Mr. Beling, 750,000 stock options; Mr. Morris, 1,150,000 stock options; and Ms. Wightman, 800,000 stock options. Stock options held by directors generally vest as follows: 50% six months after the grant date, 25% 12 months after the grant date, and the remainder 18 months after the grant date.

(2)	Ms. Wightman was appointed to the board on February 23, 2016; however, her initial stock options were not awarded until July 2016.

(3)	Mr. Joe Cecil, a director of the Company since November 14, 2014, determined not to stand for re-election at the Company’s December 9, 2016 Annual General Meeting, and accordingly ceased to be a director on December 9, 2016. Mr. Cecil received no compensation for his services during this period.

For the fiscal year ending June 30, 2017, the directors of the Company did not receive a cash fee for serving on the board of directors of the Company. The directors of the Company have no standard compensation arrangements, or any other arrangements, with the Company, except as herein disclosed. Executive officers of the Company who also act as directors of the Company do not receive any additional compensation for services rendered in such capacity. See “Fiscal 2017 Summary Compensation Table” above.

Compensation Committee Interlocks and Insider Participation

During fiscal year ended June 30, 2017, Joseph Carrabba, David Beling and Michael Morris served on the Compensation Committee. None of these individuals was an employee or an officer of the Company during the 2017 fiscal year, was formerly an officer of the Company, or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

As of August 25, 2017, the Company had 202,841,546 Common Shares issued and outstanding. The following table sets forth the beneficial ownership of the Company’s Common Shares as of August 25, 2017, by each person who serves as a director and/or an executive officer of NioCorp on that date, and the number of shares beneficially owned by all of the Company’s directors and named executive officers as a group:

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership (1)		Percent of Common Shares
Mark A. Smith, PE, Esq Highlands Ranch, Colorado, USA	President, Chief Executive Officer and Chairman	20,260,445	(2)	9.92%

Neal Shah Superior, Colorado, USA	Chief Financial Officer	1,304,500	(3)	0.64%

Scott Honan Centennial, Colorado, USA	Vice President, Business Development	1,030,000	(4)	0.51%

John Ashburn, Jr. Littleton, Colorado, USA	Vice-President, General Counsel and Corporate Secretary	1,924,452	(5)	0.94%

Jim Sims Golden Colorado, USA	Vice-President, External Affairs	708,419	(6)	0.35%

Joseph A. Carrabba Key Largo, Florida, USA	Lead Director	1,175,000	(7)	0..58%

Michael Morris San Luis Obispo, California, USA	Director	530,250	(8)	0..26%

David C. Beling Grand Junction, Colorado, USA	Director	850,000	(9)	0.42%

Anna Castner Wightman Omaha, Nebraska, USA	Director	527,000	(10)	0.26%

All current directors, executive officers and named executive officers as a group (9 persons)		28,310,066		13.44%

Notes to Security Ownership of Management table shown above:

(1)	Calculated in accordance with Rule 13d-3 of the Exchange Act.

(2)	As of August 25, 2017, Mr. Smith beneficially owns 18,770,445 Common Shares. He has sole voting and investment power with respect to all such Common Shares. He beneficially owns 115,000 exercisable warrants. Each warrant entitles Mr. Smith to acquire one Common Share at a price of C$0.75 until January 2019. In addition, he beneficially owns 1,375,000 vested stock options comprised of the following: On December 22, 2014, Mr. Smith was granted 300,000 options to purchase Common Shares for a period of three years at a price of C$0.80. On January 21, 2016, Mr. Smith was granted 750,000 options to purchase Common Shares for a period of five years at a price of C$0.62 and vest over a period of 18 months with 100% having vested at this time. On March 6, 2017, Mr. Smith was granted 650,000 options to purchase Common Shares for a period of five years at a price of C$0.76 which vest over a period of 18 months with 50% having vested in the next 60 days.

(3)	As of August 25, 2017, Mr. Shah beneficially owns 54,500 Common Shares. He has sole voting and investment power with respect to all such Common Shares. In addition, he beneficially owns 1,250,000 vested stock options comprised of the following: On September 2, 2014, Mr. Shah was granted 500,000 options to purchase Common Shares for a period of three years at a price of C$0.76. On December 22, 2014, Mr. Shah was granted 200,000 options to purchase Common Shares for a period of three years at a price of C$0.80. On January 21, 2016, Mr. Shah was granted 350,000 options to purchase Common Shares for a period of five years at a price of C$0.62 and vest over a period of 18 months with 100% having vested at this time. On March 6, 2017, Mr. Shah was granted 400,000 options to purchase Common Shares for a period of five years at a price of C$0.76 which vest over a period of 18 months with 50% having vested in the next 60 days.

(4)	As of August 25, 2017, Mr. Honan beneficially owns 130,000 Common Shares. He has sole voting and investment power with respect to all such Common Shares. In addition, he beneficially owns 900,000 vested stock options comprised of the following: On December 22, 2014, Mr. Honan was granted 200,000 options to purchase Common Shares for a period of three years at a price of C$0.80. On January 21, 2016, Mr. Honan was granted 500,000 options to purchase Common Shares for a period of five years at a price of C$0.62 and vest over a period of 18 months with 100% having vested at this time. On March 6, 2017, Mr. Honan was granted 400,000 options to purchase Common Shares for a period of five years at a price of C$0.76 which vest over a period of 18 months with 50% having vested in the next 60 days.

(5)	As of August 25, 2017, Mr. Ashburn beneficially owns 762,226 Common Shares. He shares both voting and investment power with respect to all such Common Shares with his wife. He beneficially owns 112,226 exercisable warrants. Each warrant entitles Mr. Ashburn to acquire one Common Share at a price of C$0.85 until February 2020. In addition, he beneficially owns 1,050,000 vested stock options comprised of the following: On December 22, 2014, Mr. Ashburn was granted 500,000 options to purchase Common Shares for a period of three years at a price of C$0.80. On January 21, 2016, Mr. Ashburn was granted 350,000 options to purchase Common Shares for a period of five years at a price of C$0.62 and vest over a period of 18 months with 100% having vested at this time. On March 6, 2017, Mr. Ashburn was granted 400,000 options to purchase Common Shares for a period of five years at a price of C$0.76 which vest over a period of 18 months with 50% having vested in the next 60 days.

(6)	As of August 25, 2017, Mr. Sims beneficially owns 8,419 Common Shares. He has sole voting and investment power with respect to all such Common Shares. In addition, he beneficially owns 700,000 vested stock options comprised of the following: On January 21, 2016, Mr. Sims was granted 500,000 options to purchase Common Shares for a period of five years at a price of C$0.62 and vest over a period of 18 months with 100% having vested at this time. On March 6, 2017, Mr. Sims was granted 400,000 options to purchase Common Shares for a period of five years at a price of C$0.76 which vest over a period of 18 months with 50% having vested in the next 60 days.

(7)	As of August 25, 2017, Mr. Carrabba beneficially owns 100,000 Common Shares. He has sole voting and investment power with respect to all such Common Shares In addition, he beneficially owns 1,075,000 vested stock options comprised of the following: On December 22, 2014, Mr. Carrabba was granted 500,000 options to purchase Common Shares for a period of three years at a price of C$0.80. On January 21, 2016, Mr. Carrabba was granted 400,000 options to purchase Common Shares for a period of five years at a price of C$0.62 and vest over a period of 18 months with 100% having vested at this time. On March 6, 2017, Mr. Carrabba was granted 350,000 options to purchase Common Shares for a period of five years at a price of C$0.76 which vest over a period of 18 months with 50% having vested in the next 60 days.

(8)	As of August 25, 2017, Mr. Morris beneficially owns 55,250 Common Shares. He shares both voting and investment power with respect to all such Common Shares with his wife. In addition, he beneficially owns 475,000 vested stock options comprised of the following: On January 21, 2016, Mr. Morris was granted 300,000 options to purchase Common Shares for a period of five years at a price of C$0.62 and vest over a period of 18 months with 100% having vested at this time. On March 6, 2017, Mr. Morris was granted 350,000 options to purchase Common Shares for a period of five years at a price of C$0.76 which vest over a period of 18 months with 50% having vested in the next 60 days.

(9)	As of August 25, 2017, Mr. Beling beneficially owns 350,000 Common Shares held in the name of The Beling Family Trust. He shares both voting and investment power with respect to all such Common Shares with his wife as the only trustees of The Beling Family Trust. In addition, he beneficially owns 500,000 vested stock options comprised of the following: On December 22, 2014, Mr. Beling was granted 50,000 options to purchase Common Shares for a period of three years at a price of C0.80. On January 21, 2016, Mr. Beling was granted 300,000 options to purchase Common Shares for a period of five years at a price of C$0.62 and vest over a period of 18 months with 100% having vested at this time. On March 6, 2017, Mr. Beling was granted 300,000 options to purchase Common Shares for a period of five years at a price of C$0.76 which vest over a period of 18 months with 50% having vested in the next 60 days.

(10)	As of August 25, 2017, Mrs. Wightman beneficially owns 2,000 Common Shares. She shares both voting and investment power with respect to all such Common Shares with her husband. In addition, she beneficially owns 525,000 vested stock options comprised of the following: On July 21, 2016, Mrs. Wightman was granted 500,000 options to purchase Common Shares for a period of five years at a price of C$0.94 which vest over a period of 18 months with 75% having vested at this time. On March 6, 2017, Mrs. Wightman was granted 300,000 options to purchase Common Shares for a period of five years at a price of C$0.76 which vest over a period of 18 months with 50% having vested in the next 60 days.

Security Ownership of Certain Beneficial Owners

As of August 29, 2017, the Company is not aware of any persons that beneficially own more than 5% of its outstanding Common Shares who does not serve as an executive officer or director of the Company.

Employee/Director Hedging Is Not Permitted

The Company’s insider trading policy prohibits hedging in the Company’s securities by employees, officers and directors of the Company or their designees.

Change in Control Arrangements

As of August 29, 2017, there are no arrangements known to us that would result in a change in control of the Company. We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Equity Compensation Plan Information

The Company has an incentive stock option plan under which stock options are granted. Stock options have been determined by the Company’s directors and are only granted in compliance with applicable laws and regulatory policy.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of June 30, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	16,605,000	C$	0.73	32,272,633	(2)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A
Total	16,605,000	C$	0.73	32,272,633

(1)	Represents options granted pursuant to the Company’s Stock Option Plan.

(2)	Generally, the maximum aggregate number of Common Shares which may be made issuable pursuant to the exercise of stock options granted under the Stock Option Plan at any particular time (together with those Common Shares which may be issued pursuant to any other security-based compensation plan of the Company or any other options for services granted by the Company at such time) will be a maximum of ten percent (10%) of the number of issued and outstanding Common Shares at such time, provided that if any stock option subject to the Stock Option Plan is exercised, forfeited, expires, is terminated or is cancelled for any reason whatsoever, then the Common Shares previously subject to such stock option are automatically reloaded and available for future stock option grants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant shareholders since July 1, 2014.

Loan Transactions:

On June 17, 2015, the Company entered into the Original Smith Loan in the amount of $1.5 million with Mark A. Smith, Chief Executive Officer and Executive Chairman of NioCorp.

On July 1, 2015, the Company entered into a non-revolving credit facility agreement (collectively, with the Original Smith Loan, the “Smith Loans”) in the amount of $2.0 million with Mark Smith and completed a drawdown of $0.5 million on that day, and an additional $0.1 million was drawn under the credit facility on December 2, 2015. A total indebtedness of $2.1 million (comprised of $0.6 million under the credit facility and $1.5 million under the Original Smith Loan) was outstanding as of December 31, 2015. Both arrangements bear an interest rate of 10%, are secured by the Company’s assets pursuant to a general security agreement, are subject to both a 2.5% establishment fee and 2.5% prepayment fee.

On January 13, 2016, the Company repaid $1.1 million of the outstanding Smith Loans, representing 100% of amounts drawn down under the credit facility, plus $0.5 million of the amount due under the one-year loan plus accrued interest of $108,461.

Effective June 16, 2016, the Company and Mr. Smith agreed to extend the due date for the remaining loan amount of $1 million until June 16, 2017.

On January 16, 2017, the Company and Mr. Smith entered into the Smith Credit Agreement pursuant to which Mr. Smith agreed to make available to the Company a credit facility of up to $2.0 million. Under the Smith Credit Agreement, Mr. Smith has agreed to advance amounts requested by the Company under the credit facility (the “Loan”) up to the $2.0 million maximum. The credit facility is non-revolving and amounts paid back under the terms of the Smith Credit Agreement do not again become available for drawdowns at the request of the Company.

The Company will pay interest to Mr. Smith on amounts outstanding under the Loan and on any overdue interest at a rate equal to 10% per annum, calculated monthly in arrears, through to the date of repayment of the Loan. Interest on the Loan will be computed on the basis of a 360-day year comprised on twelve 30-day months. Mr. Smith will also receive an establishment fee equal to 2.5% of the amount of any drawdown payable at the time of the drawdown as consideration of the advancement of such drawdown.

Any outstanding balance on the Loan, including accrued interest, shall be immediately due and payable by the Company on the date of expiration of the Smith Credit Agreement, on January 16, 2018 or upon the occurrence of an Event of Default (as described below). The Company can pre-pay the Loan at any time without notice and without penalty or prepayment fees.

Drawdowns under the Smith Credit Agreement must be made on a business day before the expiration date for a minimum amount of $10,000 and not cause to total amount advanced to exceed $2,000,000. Further, Mr. Smith must have received the written drawdown request along with payment of the establishment fee. Each drawdown request is subject to the consent of Mr. Smith, which may be withheld in Mr. Smith’s sole discretion.

Under the terms of the Smith Credit Agreement, the Company has covenanted that so long as monies are outstanding under the Loan, it will: (a) repay, or cause to be repaid, the Loan and all other monies required to be paid to Mr. Smith in accordance with the Smith Credit Agreement and (b) duly observe and perform all obligations and agreement set forth in the Smith Credit Agreement.

The following occurrences will trigger an Event of Default under the Smith Credit Agreement, causing the principal amount of the Loan outstanding, plus accrued interest, costs and all other monies owing to Mr. Smith to immediately become payable upon demand by Mr. Smith: (a) if the Company shall default in any payment of principal, interest or other amount when the same is required under the Smith Credit Agreement and such default has continued for a period of seven days after notice in writing has been given by Mr. Smith to the Company regarding such default, (b) if the Company shall become insolvent, make a general assignment for the benefit of its creditors, or passes a resolution for the winding-up, merger or amalgamation of the Company, or the Company declares bankruptcy or a receiver is appointed under applicable law, or a compromise or arrangement is proposed by the Company to its creditors, or the occurrence of similar events, or (c) if the Company defaults in observing or performing any other covenant or agreement of the Smith Credit Agreement and such default has continued for a period of seven days after notice in writing has been given by Mr. Smith to the Company regarding such default.

The Smith Credit Agreement is secured, along with the $1.0 million outstanding under the Original Smith Loan, by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith dated June 17, 2015.

On March 24, 2017, we announced that we had entered into amending agreements dated March 20, 2017, with Mr. Smith to extend the due dates of the Smith Credit Agreement and Original Smith Loan to June 16, 2018 and June 17, 2018, respectively.

During the years ended June 30, 2017 and 2016, the Company paid interest of $71,000 and $108,000, respectively, under the Smith loans, with $99,000 remaining payable as of June 30, 2017.

As of August 29, 2017, there was $1,000,000 and $175,000 principal amount outstanding under the Smith Loans and the Smith Credit Agreement, respectively.

Director Independence

As of August 29, 2017, the Company’s Board of Directors consists of Messrs. Smith, Carrabba, Beling, Morris and Ms. Wightman. The Company utilizes the definition of “independent” as it is set forth in Section 803A of the NYSE MKT Company Guide. Further, the board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships). Currently, Messrs. Carrabba, Beling, Morris and Ms. Wightman are considered independent directors. In addition, Mr. Joe Cecil, a director of the Company since November 14, 2014, determined not to stand for re-election at the Company’s December 9, 2016 Annual General Meeting, and accordingly ceased to be a director on December 9, 2016. Mr. Cecil was considered to be an independent director prior to his departure from the board.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by BDO USA, LLP for each of the last two fiscal years for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s filings and fees billed for other services rendered by BDO USA, LLP during those periods.

Financial Year Ending June 30,	Audit Fees ($)	Audit Related Fees ($)	Tax Fees ($)	All Other Fees ($)
2017	290,000	—	16,347	—
2016	148,000	—	28,459	—

(1)	“Audit Fees” include fees necessary to perform the annual audit and quarterly reviews of the Company’s consolidated financial statements. Audit Fees include fees for review of tax provisions and for accounting consultations on matters reflected in the financial statements. Audit Fees also include audit or other attest services required by legislation or regulation, such as comfort letters, consents, reviews of securities filings and statutory audits. 2017 Audit Fees include fees for consent reviews and comfort letters related to regulatory filings in the United States and Canada.

(2)	“Audit-Related Fees” include services that are traditionally performed by the auditor. These audit-related services include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attest services not required by legislation or regulation.

(3)	“Tax Fees” include fees for all tax services other than those included in “Audit Fees” and “Audit-Related Fees.” This category includes fees for tax compliance, tax planning and tax advice. Tax planning and tax advice includes assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities. For the financial years ended June 30, 2017 and 2016, these tax services included the preparation of Canadian, U.S. and Nebraska tax returns and tax planning and tax advice services.

(4)	“All Other Fees” includes all other non-audit services.

Pre-approval Policies

Our policy has been for the Audit Committee to pre-approve all audit, audit-related and non-audit services performed by our independent auditors and to subsequently review the actual fees and expenses paid to our independent auditors. Accordingly, the Audit Committee pre-approved all audit, audit-related and non-audit services performed by our independent auditors and subsequently reviewed the actual fees and expenses paid to BDO USA, LLP. The Audit Committee has determined that the fees paid to BDO USA, LLP for services are compatible with maintaining BDO USA, LLP’s independence as our auditors. All of the services provided by BDO USA LLP during the year ended June 30, 2017 were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

(1)	The Consolidated Financial Statements, together with the reports thereon of BDO USA, LLP dated August 29, 2017 are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 45 above.

(2)	Exhibits:

Reference is made to the Exhibit Index beginning on page 84 hereof.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/Neal Shah
Neal Shah Chief Financial Officer

August 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 29, 2017.

Signature	Title
/s/ Mark A. Smith	President, Chief Executive Officer (Principal Executive Officer and Authorized U.S. Representative) and Chairman of the Board of Directors
Mark A. Smith

/s/ Neal Shah	Chief Financial Officer (Principal Financial and Accounting Officer)
Neal Shah

/s/ Joseph A. Carrabba	Director
Joseph A. Carrabba

/s/ Michael Morris	Director
Michael Morris

/s/ David C. Beling	Director
David C. Beling

/s/ Anna Castner Wightman	Director
Anna Castner Wightman

INDEX TO EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.1(1)	Special Warrant Indenture, dated November 10, 2014, between the Company and Computershare Trust Company of Canada
4.2(1)	Special Warrant Indenture, dated February 27, 2015, between the Company and Computershare Trust Company of Canada
4.3(1)	Warrant Indenture, dated November 10, 2014, between the Company and Computershare Trust Company of Canada
4.4(1)	Warrant Indenture, dated February 27, 2015, between the Company and Computershare Trust Company of Canada
4.5(4)	Warrant Indenture, dated February 14, 2017, between the Company and Computershare Trust Company of Canada
4.6(4)	Form of Subscription Agreement in respect of units of the Company issued in February 2017
4.7(6)	Warrant Certificate, dated March 31, 2017, in respect of warrants issued to Lind
4.8(8)	Agency Agreement, dated July 26, 2017, between the Company and Mackie
4.9(8)	Form of Subscription Agreement in respect of units of the Company issued in July 2017
4.10(8)	Non-Transferable Broker Warrant Certificate, dated July 26, 2017, in respect of non-transferable broker warrants issued to Mackie
4.11(8)	Warrant Indenture, dated July 26, 2017, between the Company and Computershare Trust Company of Canada
10.1#(1)	2016 Incentive Stock Option Plan
10.2#(1)	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC
10.3(2)**	Offtake Agreement, dated June 13, 2006, between the Company and CMC Cometals, a division of Commercial Metals Company
10.4	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.5(2)**	Beethe008 Extension to Option to Purchase, dated April 27, 2015, among ECRC and Elda E. Beethe and Beverly J. Beethe
10.6(2)**	Woltemath 003 Extension to Option to Purchase, dated December 30, 2014, among ECRC and Victor L. and Juanita E. Woltemath
10.7(3)	Smith Credit Agreement
10.8(5)	Amending Agreement to Smith Credit Agreement, dated March 20, 2017, between the Company and Mark Smith
10.9	Original Smith Loan
10.10(5)	Amending Agreement to Original Smith Loan, dated March 20, 2017, between the Company and Mark Smith
10.11 (7)	Security Agreement, dated June 17, 2015, from the Company to Mark Smith
10.12 (1)	Convertible Security Funding Agreement between the Company and Lind Asset Management IV, LLC, dated December 14, 2015
10.13	Amendment #1 to Lind Agreement, dated September 26, 2016, between the Company and Lind
10.14	Amendment #2 to Lind Agreement, dated December 29, 2016, between the Company and Lind
10.15(5)	Amendment #3 to Lind Agreement, dated March 2017, between the Company and Lind
10.16	Amendment #4 to Lind Agreement, dated April 21, 2017, between the Company and Lind
10.17	Amendment #5 to Lind Agreement, dated June 1, 2017, between the Company and Lind
10.18	Amendment #6 to Lind Agreement, dated August 10, 2017, between the Company and Lind
21.1(1)	Subsidiaries of NioCorp Developments Ltd.
23.1	Consent of BDO USA, LLP.
23.2	Consent of Joanna Poeck, BEng Mining, SME-RM, MMSAQP #01387QP
23.3	Consent of Ben Parsons, MSc, MAusIMM (CP)
23.4	Consent of Eric Larochelle, B.Eng
23.5	Consent of Jeff Osborn, BSc Mining, MMSAQP (SRK Principal Consultant, Mining Engineer)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(9)	XBRL Instance Document
101.SCH(9)	XBRL Taxonomy Extension – Schema
101.CAL(9)	XBRL Taxonomy Extension – Calculations
101.DEF(9)	XBRL Taxonomy Extension – Definitions
101.LAB(9)	XBRL Taxonomy Extension – Labels
101.PRE(9)	XBRL Taxonomy Extension – Presentations

#	Management compensation plan, arrangement or agreement.

**	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on September 20, 2016.

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-213451) filed with the SEC on September 2, 2016 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 20, 2017 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 21, 2017 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on March 24, 2017 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 5, 2017 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-217272) filed with the SEC on April 12, 2017 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on August 1, 2017 and incorporated herein by reference

(9)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and June 30, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2017, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015, (iv) the Consolidated Statements of Changes in Equity for the years ended June 30, 2017, 2016 and 2015, (v) the Notes to the Consolidated Financial Statements.