Form 10-Q
period 2017-09-30
NIOCORP DEVELOPMENTS LTD
filed 2017-11-09
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 9, 2017, the registrant had 205,281,674 Common Shares outstanding.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	September 30, 2017	June 30, 2017
ASSETS
Current
Cash		$317	$238
Restricted cash	4	—	265
Prepaid expenses and other		98	152
Other current assets	5	289	—
Total current assets		704	655
Non-current
Deposits		36	51
Available for sale securities at fair value		13	23
Equipment		3	5
Mineral interests		10,617	10,617
Total assets		$11,373	$11,351

LIABILITIES
Current
Accounts payable and accrued liabilities		$2,691	$3,146
Related party loans	8	1,175	1,175
Convertible debt, current portion	6	572	2,161
Total current liabilities		4,438	6,482
Convertible debt, net of current portion	6	2,606	1,896
Derivative liability, convertible debt	6	16	82
Total liabilities		7,060	8,460
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 204,518,956 and 198,776,337, respectively	7	70,993	68,029
Additional paid-in capital		10,876	10,320
Accumulated deficit		(76,665)	(74,852)
Accumulated other comprehensive loss		(891)	(606)
Total equity		4,313	2,891
Total liabilities and equity		$11,373	$11,351

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended September 30,
	Note	2017	2016
Operating expenses
Employee related costs		$772	$540
Professional fees		275	333
Exploration expenditures	9	713	1,970
Other operating expenses		172	137
Total operating expenses		1,932	2,980
Change in financial instrument fair value	6	23	(296)
Foreign exchange (gain) loss		(237)	33
Interest expense		84	69
Gain (loss) on available for sale securities		11	(11)
Loss before income taxes		1,813	2,775
Income tax benefit		—	—
Net loss		$1,813	$2,775

Other comprehensive loss:
Net loss		$1,813	$2,775
Other comprehensive loss (gain):
Reporting currency translation		285	(66)
Total comprehensive loss		$2,098	$2,709

Loss per common share, basic		$0.01	$0.02

Weighted average common shares outstanding		202,023,001	180,530,068

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the three months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(1,813)	$(2,775)
Non-cash elements included in net loss:
Depreciation	2	2
Change in financial instrument fair value	23	(296)
Unrealized gain (loss) on available-for-sale investments	11	(11)
Accretion of convertible debt	36	46
Foreign exchange (gain) loss	(227)	124
Share-based compensation	451	218
	(1,517)	(2,692)
Change in working capital items:
Receivables	8	—
Prepaid expenses	52	34
Accounts payable and accrued liabilities	(322)	411
Net cash used in operating activities	(1,779)	(2,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash funding	—	(500)
Deposits	15	—
Net cash used in investing activities	15	(500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	1,545	64
Share issue costs	(189)	—
Issuance of convertible debt	500	—
Other current assets	(289)	—
Net cash provided by financing activities	1,567	64
Exchange rate effect on cash, cash equivalents and restricted cash	11	(5)
Change in cash, cash equivalents and restricted cash during period	(186)	(2,688)
Cash, cash equivalents and restricted cash, beginning of period	503	4,412
Cash, cash equivalents and restricted cash, end of period	$317	$1,724

Supplemental cash flow information:
Amounts paid for interest	$16	$16
Amounts paid for income taxes	$—	$—
Non-cash financing transactions
Lind conversions	$1,441	$—
Debt to equity conversion	$207	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares) (unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total

Balance, June 30, 2016	180,467,990	$58,401	$8,630	$(60,222)	$(615)	$6,194

Exercise of warrants	3,447,137	1,675	—	—	—	1,675
Exercise of options	150,000	70	—	—	—	70
Fair value of broker warrants granted	—	—	20	—	—	20
Fair value of Lind warrants granted	—	—	233	—	—	233
Private placements - February 2017	7,364,789	3,927	—	—	—	3,927
Debt conversions	7,346,421	4,103	—	—	—	4,103
Share issuance costs	—	(181)	—	—	—	(181)
Fair value of stock options exercised	—	34	(34)	—	—	—
Share-based payments	—	—	1,471	—	—	1,471
Reporting currency presentation	—	—	—	—	9	9
Loss for the year	—	—	—	(14,630)	—	(14,630)
Balance, June 30, 2017	198,776,337	$68,029	$10,320	$(74,852)	$(606)	$2,891
Exercise of options	10,091	5	—	—	—	5
Fair value of broker warrants granted	—	—	41	—	—	41
Fair value of Lind warrants granted	—	—	66	—	—	66
Private placements - July 2017	2,962,500	1,540	—	—	—	1,540
Private placement – September 2017	415,747	207				207
Debt conversions	2,354,281	1,441	—	—	—	1,441
Share issuance costs	—	(231)	—	—	—	(231)
Fair value of stock options exercised	—	2	(2)	—	—	—
Share-based payments	—	—	451	—	—	451
Reporting currency presentation	—	—	—	—	(285)	(285)
Loss for the period	—	—	—	(1,813)	—	(1,813)
Balance, September 30, 2017	204,518,956	$70,993	$10,876	$(76,665)	$(891)	$4,313

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

1.	DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (“NioCorp” or the “Company”) was incorporated on February 27, 1987 under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in North America, specifically, the Elk Creek Niobium/Scandium/Titanium property (the “Elk Creek Project”) located in southeastern Nebraska.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2017.

In the opinion of Management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2017. The interim results are not necessarily indicative of results for the full year ending June 30, 2018, or future operating periods.

b)	Recent Accounting Standards

Issued and Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting, and it allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this guidance during the quarter ended September 30, 2017. The adoption of this ASU had no material impacts on our financial statement results or disclosures.

Issued and Not Effective

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from the previous US GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations, and liquidity.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, convertible debt valuations, and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

3.	GOING CONCERN ISSUES

The Company incurred a loss of $1,813 for the three months ended September 30, 2017 (2016 - $2,775), and had a working capital deficit and an accumulated deficit of $3,734 and $76,665, respectively, as of September 30, 2017. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

Restricted cash represents amounts held in escrow to secure payment of work related to the Company’s Elk Creek Feasibility Study. Under the terms of the escrow agreement, the balance of $265 was drawn against outstanding accounts payable during the quarter ended September 30, 2017.

5.	OTHER CURRENT ASSETS

Other current assets include legal and other professional fees associated with obtaining project debt financing for the Elk Creek Project. Amounts will be deferred until funding is completed, at which time the balance will become a direct deduction from the related debt liability.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

6.	CONVERTIBLE DEBT

	As of
	September 30, 2017	June 30, 2017
Convertible security, current portion	$572	$2,161

Convertible notes	$628	$592
Convertible security	1,978	1,304
	$2,606	$1,896

Convertible Security Funding

Changes in the Lind Partners Asset Management IV, LLC (“Lind”) convertible security (the “Convertible Security”) balance are comprised of the following:

Convertible Security
Balance, June 30, 2017	$3,465
Additional debt drawdown	500
Conversions, at fair value	(1,441)
Change in fair market value	26
Balance, September 30, 2017	$2,550
Comprised of:
Current portion	$572
Noncurrent portion	1,978
Total	$2,550

On August 10, 2017, Lind provided notice to the Company of its election to advance an additional $1.0 million in funding under the Initial Convertible Security pursuant to its right under the Lind Agreement (the “Convertible Security Increase”). As a result, upon payment of the additional $1.0 million in funding by Lind to the Company, the face amount of the Initial Convertible Security will be increased by $1.2 million ($1.0 million in additional funding plus implied interest). On August 15, 2017, in connection with the Convertible Security Increase, the Company issued 260,483 Common Share purchase warrants of the Company to Lind, with each Common Share purchase warrant entitling the holder to acquire one Common Share at a price of C$0.73 per share until August 15, 2020. The fair value of the warrants of $33 was estimated based on the Black Scholes pricing model using a risk-free interest rate of 1.23%, an expected dividend yield of 0%, a volatility of 49.6%, and an expected life of three years. On September 28, 2017, in connection with the Convertible Security Increase, the Company issued 283,413 Common Share purchase warrants of the Company to Lind, with each Common Share purchase warrant entitling the holder to acquire one Common Share at a price of C$0.66 per share until September 28, 2020. The fair value of the warrants of $32 was estimated based on the Black Scholes pricing model using a risk-free interest rate of 1.23%, an expected dividend yield of 0%, a volatility of 47.7%, and an expected life of three years. As of September 30, 2017, $0.5 million of this additional funding has been received from Lind.

The Convertible Security is convertible into Common Shares of the Company at a conversion price equal to 85% of the volume weighted average trading price of the Common Shares (in Canadian dollars) on the TSX for the five consecutive trading days immediately prior to the date on which the Lind provides the Company with notice of its intention to convert an amount of the Convertible Security from time to time. During the three-month period ended September 30, 2017, $1.0 million face value of the Convertible Security was converted into 2,354,281 Common Shares.

The Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2.0 million, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance as of September 30, 2017.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

Convertible Notes

Changes in the Company’s outstanding convertible promissory notes (the “Convertible Notes”) balance are comprised of the following:

Convertible Notes
Balance, June 30, 2017	$592
Accreted interest, net of interest paid	36
Balance, September 30, 2017	$628

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Balance, June 30, 2017	$82
Change in fair value of derivative liability	(66)
Balance, September 30, 2017	$16

7.	COMMON STOCK

a)	Issuances

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

The July 2017 Private Placement was brokered by Mackie Research Capital Corporation (the “Agent”). The Company paid the Agent an aggregate cash commission of approximately C$125, equal to six and a half per cent (6.5%) of the gross proceeds raised under the July 2017 Private Placement. The Company also issued to the Agent 192,562 broker warrants (the “Broker Warrants”), equal to six and a half per cent (6.5%) of the Units sold pursuant to the July 2017 Private Placement. Each Broker Warrant entitles the holder thereof to purchase one Common Share at a price of C$0.79 until July 26, 2021. The fair value of the Broker Warrants of $41 was estimated based on the Black Scholes pricing model using a risk-free interest rate of 1.32%, an expected dividend yield of 0%, a volatility of 60.3%, and an expected life of four years. Total cash issue costs including agents’ commission, legal and other fees was $189.

Proceeds of the July 2017 Private Placement were used for general working capital purposes and to continue to advance the Company’s Elk Creek Superalloy Materials Project.

On September 5, 2017, the Company entered into a shares-for-debt agreement with Northcott Capital Limited (“Northcott”) whereby NioCorp issued 415,747 common shares of the Company to settle a debt of C$253,606 owed to Northcott for past and prospective services through December 2017. Northcott manages NioCorp’s current effort to assemble a debt financing package as part of the Company’s overall Elk Creek project financing effort. The shares issued to Northcott were priced at C$0.61, which represents a 10% premium over the five-day Volume Weighted Average Price of NioCorp’s shares of C$0.5571 as of the date of the agreement.

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

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2017	16,605,000	$0.73
Exercised	(10,091)	0.62
Cancelled/expired	(1,750,000)	0.68
Balance, September 30, 2017	14,844,909	$0.73

The following table summarizes information about stock options outstanding at September 30, 2017:

Exercise price (C$)	Expiry date	Number outstanding	Aggregate Intrinsic Value (C$000s)	Number exercisable	Aggregate Intrinsic Value (C$000s)

$0.62	January 19, 2021	5,264,909	$—	5,264,909	$—
$0.76	March 7, 2022	5,650,000	—	2,825,000	—
$0.80	December 22, 2017	2,720,000	—	2,720,000	—
$0.94	April 28, 2018	500,000	—	500,000	—
$0.94	July 21, 2021	710,000	—	532,500	—
Balance September 30, 2017		14,844,909	$—	11,842,409	$—

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$0.52 as of September 30, 2017, that would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options vested and exercisable as of September 30, 2017, totaled -nil-.

As of September 30, 2017, there was $430 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a remaining weighted average period of approximately 0.9 years.

c)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted average exercise price (C$)
Balance June 30, 2017	20,609,086	$0.79
Granted	3,698,958	0. 78
Balance, September 30, 2017	24,308,044	$0. 79

As discussed above under Note 5, the Company granted 543,896 Convertible Security Increase warrants to Lind in connection with the funding of the Convertible Security Increase. As discussed above under Note 6a, the Company granted 2,962,500 warrants and 192,562 broker warrants in conjunction with the July 2017 Private Placement.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

At September 30, 2017, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price (C$)	Expiry Date
283,413	0.66	September 28, 2020
3,125,000	0.72	December 22, 2018
260,483	0.73	August 15, 2020
9,150,285	0.75	January 19, 2019
3,155,062	0.79	July 26, 2021
3,860,800	0.85	February 14, 2020
3,043,024	0.85	February 21, 2020
539,307	0.85	February 28, 2020
890,670	0.90	March 31, 2020
24,308,044

8.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a loan with Mark Smith, President, Chief Executive Officer and Executive Chairman of NioCorp (the “Original Smith Loan”), that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”), and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. The principal amount outstanding under the Original Smith Loan is $1.0 million, and is due on June 17, 2018.

The Company has a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2.0 million with Mr. Smith. The Credit Facility bears an interest rate of 10% and drawdowns from the Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Facility contains financial and non-financial covenants customary for a facility of this size and nature. As of September 30, 2017, the principal amount outstanding under the Credit Facility is $175, and is due on June 16, 2018.

As of September 30, 2017, accounts payable and accrued liabilities included interest payable to Mr. Smith of $132.

9.	Exploration Expenditures

	For the three months ended September 30,
	2017	2016
Technical studies and engineering	$395	$519
Field management and other	210	234
Metallurgical development	83	1,190
Geologists and field staff	25	27
Total	$713	$1,970

10.	Fair Value Measurements

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

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

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

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at September 30, 2017 and June 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and included situations where there is little, if any, market activity for the instrument:

	As of September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$317	$317	$—	$—
Available for sale securities	13	13	—	—
Total	$330	$330	$—	$—
Liabilities:
Convertible debt	$2,550	$—	$—	$2,550
Derivative liability, convertible debt	16	—	—	16
Total	$2,566	$—	$—	$2,566

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$238	$238	$—	$—
Restricted cash	265	265	—	—
Available for sale securities	23	23	—	—
Total	$526	$526	$—	$—
Liabilities:
Convertible debt	$3,465	$—	$—	$3,465
Derivative liability, convertible debt	82	—	—	82
Total	$3,547	$—	$—	$3,547

The Company measures the fair market value of the Level 3 components using the Black-Scholes model and discounted cash flows, as appropriate. These models take into account Management’s best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock’s volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible debt.

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2017	$3,547
Additional debt drawdown	500
Conversions to equity	(1,441)
Realized and unrealized gains	(40)
Balance, September 30, 2017	$2,566

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

11.	Subsequent events

On October 19, 2017, the Company announced that Mark Smith was providing $180 in funding under the existing Credit Facility with the Company. This funding, which was received on October 20, 2017, is subject to the same terms and conditions as the prior drawdown under the Credit Facility and will be used to accelerate NioCorp’s ongoing Elk Creek project finance efforts.

On October 31, 2017, Lind funded an additional $0.25 million of the Convertible Security Increase, bringing the total Convertible Security Increase funding to $0.75 million as of that date. In connection with this funding, the Company issued 308,901 Warrants to Lind, with each Warrant entitling the holder to acquire one common share at a price of C$0.62 per share until October 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as at and for the three months ended September 30, 2017 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See section heading “Note Regarding Forward-Looking Statements” below.

All currency amounts are stated in thousands of U.S. dollars unless noted otherwise.

As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company,” “NioCorp,” and “us” refer to NioCorp Developments Ltd. and its subsidiaries collectively.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and “forward-looking information” within the meaning of applicable Canadian securities legislation, collectively “forward-looking statements.” Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources, and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following:

●	risks related to our ability to operate as a going concern;

●	risks related to our requirement of significant additional capital;

●	risks related to our limited operating history;

●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes, or disruptions in the securities markets;

●	risks related to our history of losses;

●	risks related to cost increases for our exploration and, if warranted, development projects;

●	risks related to feasibility study results;

●	risks related to mineral exploration and production activities;

●	risks related to our lack of mineral production from our properties;

●	risks related to the results of our metallurgical testing;

●	risks related to the price volatility of commodities;

●	risks related to estimates of mineral resources and reserves;

●	risks related to changes in mineral resource and reserve estimates;

●	risks related to differences in United States and Canadian reserve and resource reporting;

●	risks related to our exploration activities being unsuccessful;

●	risks related to our ability to obtain permits and licenses for production;

●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;

●	risks related to proposed legislation that may significantly affect the mining industry;

●	risks related to land reclamation requirements;

●	risks related to competition in the mining industry;

●	risks related to the difficulties of handling the disposal of mine water at our Elk Creek Project;

●	risks related to equipment and supply shortages;

●	risks related to current and future joint ventures and partnerships;

●	risks related to our ability to attract qualified management;

●	risks related to the ability to enforce judgment against certain of our Directors;

●	risks related to currency fluctuations;

●	risks related to claims on the title to our properties;

●	risks related to surface access on our properties;

●	risks related to potential future litigation;

●	risks related to our lack of insurance covering all our operations;

●	risks related to our status as a “passive foreign investment company” under US federal tax code;

●	risks related to the Common Shares, including price volatility, lack of dividend payments, dilution, and penny stock rules; and

●	risks related to our debt.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

National Instrument 43-101 Compliance

Scott Honan, M.Sc., SME-RM, a qualified person as defined by National Instrument 43-101 – Standards of Disclosure for Mineral Projects, has supervised the preparation of the scientific and technical information that forms the basis for the Elk Creek disclosure in this Quarterly Report on Form 10-Q and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Honan is not independent of the Company, as he is the Vice President, Business Development. For additional information on the Elk Creek Project, including information relating to exploration, data verification, the mineral resource estimates and the mineral reserve estimates, see the Elk Creek Feasibility Study, dated August 10, 2017, which is available under NioCorp’s SEDAR profile.

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium/Scandium/Titanium exploration project. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Allow (“HSLA”) steel, a stronger steel used in automotive, bridges, structural systems, buildings, pipelines, and other applications that generally reduces the weight of those applications, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make super-high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete mine development and construction of the Elk Creek Project. With the recent filing of the Elk Creek Feasibility Study (see “Elk Creek Project Update,” below), all work presently planned by us is directed at obtaining the financing necessary to advance the Elk Creek Project to construction and operations. In addition, we are also conducting permitting and other related activities at and for the Elk Creek Project.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1.07 billion in annual gross revenue and did not have such amount as of June 30, 2017, being the last day of our most recently completed fiscal year.

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

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

●	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, Management’s assessment of its internal controls.

●	Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A (a) and (b) of the Securities Exchange Act of 1934.

Recent Corporate Events

Long-term financing efforts continued during the quarter ended September 30, 2017, with principal activities focused on the technical due diligence review (the “technical review”) of the Company’s recently released Elk Creek Feasibility Study by RPM Global USA, Inc. on behalf of a potential debt financing syndicate. The technical review is projected to be completed in the second fiscal quarter of the current fiscal year. The technical review provides an independent analysis and opinion on the technical content of the Elk Creek Feasibility Study, and will be provided to financial institutions expected to form debt and/or equity syndicates that will help finance the Elk Creek Project. In addition, the Company received a reiteration of in-principle eligibility during the quarter for a loan guarantee under the German Government’s UFK program following release of the Elk Creek Feasibility Study. Upon completion of the technical review, the following steps remain in our financing plan:

●	Completion of due diligence on the project’s financial model;

●	Completion of technical and environmental due diligence;

●	Completion of additional independent market reviews for Sc and Nb;

●	Completion of legal due diligence;

●	Additional “road show” style presentations to potential debt and equity providers;

●	Negotiation and execution of specific debt and equity financing assistance, along with necessary regulatory approvals for such financings.

Elk Creek Project Update

On June 30, 2017, we announced the results of the Elk Creek Feasibility Study, and the related technical report was completed and filed in Canada on SEDAR on August 10, 2017. The Elk Creek Project is planned as an underground mining operation using a long-hole stoping mining method and paste backfill, operating with a processing rate of 2,760 tonnes per day. Expected total production over the 32-year mine life includes 143,824 tonnes of payable niobium, 3,237 tonnes of scandium trioxide (Sc2O3), and 359,128 tonnes of titanium dioxide (TiO2). Estimated up-front direct capital costs are $705 million, in addition to indirect costs of $189 million, pre-production capital costs of $85 million, an overall contingency of $109 million, and pre-production net revenue credit of $79 million.

We continued to advance Elk Creek Project-related work during the quarter. Primary activities included:

●	Completed the Elk Creek Feasibility Study written report and subsequent filing on SEDAR, as noted above, as well as completion of the underlying detailed technical report volumes;

●	Completed the preliminary air monitoring activities, positioning us to file an air construction permit with the Nebraska Department of Environmental Quality, which we expect to file by December 31, 2017;

●	Completed step three of the nine-step Army Corps of Engineers Section 408 permitting process, with fieldwork expected to be completed by December 31, 2017;

●	Initiated the competitive process to identify and select engineering, procurement and construction firms; and

●	Continued discussions with drilling companies, energy providers and other related businesses required for initiation of water management, gas pipeline, and construction activities at the Elk Creek Project.

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

	For the three months ended September 30,
	2017	2016
Operating expenses:
Employee-related costs	$772	$540
Professional fees	275	333
Exploration expenditures	713	1,970
Other operating expenses	172	137
Total operating expenses	1,932	2,980

Change in financial instrument fair value	23	(296)
Foreign exchange (gain) loss	(237)	33
Interest expense	84	69
Gain (loss) on available for sale securities	11	(11)
Income tax expense	—	—
Net Loss	$1,813	$2,775

Significant items affecting operating expenses are noted below:

Employee related costs increased primarily due to increased share-based compensation costs reflecting the timing of option issuances, as well as the number of options granted and associated fair value calculations.

Professional fees include legal and accounting services. Overall, these fees decreased slightly, reflecting the timing of registration statements filed with the SEC and ongoing compliance efforts.

Exploration expenditures decreased $1.3 million, reflecting the timing of expenditures at the Elk Creek Project as discussed above under “Elk Creek Project Update.” 2017 expenditures primarily related to final wrap-up and issuance of the Elk Creek Feasibility Study, while 2016 costs were primarily directed towards engineering and metallurgical bench and pilot plant testwork in support of our continuing Feasibility Study work.

 Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of the Lind Partners Asset Management IV, LLC (“Lind”) convertible security (the “Convertible Security”), which is carried at fair value, as well as changes in the market value of the derivative liability component of the Convertible Notes, and the fair market value of warrants issued in connection with the Convertible Security. The 2016 gain primarily represents the impact of declining stock prices and trading volumes on the underlying valuation of the Convertible Security.

Foreign exchange (gain) loss is primarily due to changes in the United States dollar (“USD”) against the Canadian dollar (“C$”), and reflects the timing of foreign currency transactions and subsequent changes in exchange rates. The impact in 2017 primarily relates to the impact of changing foreign currency rates as applied to the USD-denominated convertible debt instruments and related party debt, which are recorded on the Canadian parent company books in Canadian dollars.

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

As of September 30, 2017, the Company had cash of $0.3 million and a working capital deficit of $3.7 million, compared to cash of $0.2 million and working capital deficit of $5.8 million on June 30, 2017. This change in working capital is the result of cash inflows of C$1.9 million from the July 2017 Private Placement and $0.5 million from the Lind Convertible Security Increase, and the conversion of $1.0 million face value of the Lind Convertible Security. These positive impacts to the working capital deficit were partially offset by operating expenditures during the quarter.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $7.8 million until June 30, 2018. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $452 per month where approximately $363 is for administrative purposes, including overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $89 per month is planned for expenditures relating to the advancement of Elk Creek Project. The Company’s ability to continue operations and fund our current work plan is dependent on Management’s ability to secure additional financing.

The Company anticipates that it may need to raise $7.5 – 8.0 million to continue planned operations for the next twelve months focused on financing the Elk Creek Resources Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek Property lease commitments are $36 until June 30, 2018. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2018, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

We currently have no further funding commitments or arrangements for additional financing at this time (other than the potential exercise of options and warrants) and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by Management as opportunities to raise funds arise. Management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arms-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

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

Operating Activities

During the three months ended September 30, 2017, the Company’s operating activities consumed $1.8 million of cash (2016: $2.2 million). The cash used in operating activities for 2017 reflects the Company’s funding of losses of $1.8 million. Overall, 2017 operational outflows declined from 2016 due to the timing of the work efforts on the Elk Creek Feasibility Study, offset by changes in accounts payable and accrued liabilities. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $1.6 million in 2017 as compared to $0.1 million in 2016, reflecting the timing of convertible debt instrument and private placement issuances initiated during the comparative periods.

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

Contractual Obligations

Other than as described below, there have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Tabular Disclosure of Contractual Obligations” as of June 30, 2017, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. During the three-month period ended September 30, 2017, debt obligations decreased $0.9 million due to conversions under the Lind Agreement, partially offset by funds received from the Convertible Security Increase. There were no other substantial changes to contractual obligations.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies” as of June 30, 2017, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Certain U.S. Federal Income Tax Considerations

The Company has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, under the heading “Risks Related to the Common Shares.”

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended September 30, 2017, an evaluation was carried out under the supervision of and with the participation of our Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our Management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2017, Lind provided notice to the Company of its election to advance an additional $1.0 million in funding under the Initial Convertible Security pursuant to its right under the Lind Agreement (the “Convertible Security Increase”). On October 31, 2017, in connection with the Convertible Security Increase, the Company issued 308,901 common share purchase warrants of the Company (the “Warrants”) to Lind, with each Warrant entitling the holder to acquire one common share at a price of C$0.62 per share until October 31, 2020. The Warrants were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof based upon representations and warranties of Lind in connection therewith.

On October 10, 2017, the Company issued 762,718 common shares of the Company to Lind upon conversion of US$275 in principal amount of the Company’s outstanding convertible note issued in December of 2015 at a conversion price of C$0.45 per share. The common shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of convertible notes and based upon representations and warranties of Lind in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2017, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.1 (2)	Agency Agreement, dated July 26, 2017, between the Company and Mackie Research Capital Corporation
4.2(2)	Form of Subscription Agreement in respect of units of the Company issued in July 2017
4.3(2)	Non-Transferable Broker Warrant Certificate, dated July 26, 2017, in respect of non-transferable broker warrants issued to Mackie Research Capital Corporation
4.4(2)	Warrant Indenture, dated July 26, 2017, between the Company and Computershare Trust Company of Canada
4.5(1)	Convertible Security Funding Agreement between the Company and Lind Asset Management IV, LLC, dated December 14, 2015 (including Form of Warrant)
10.1(3)	Amendment #6 to Lind Agreement, dated August 10, 2017, between the Company and Lind Asset Management IV, LLC
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (4)	XBRL Instance Document
101.SCH(4)	XBRL Taxonomy Extension- Schema
101.CAL(4)	XBRL Taxonomy Extension – Calculations
101.DEF(4)	XBRL Taxonomy Extension – Definitions
101.LAB(4)	XBRL Taxonomy Extension – Labels
101.PRE(4)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on August 1, 2017 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) for the fiscal year ended June 30, 2017.
(4)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets at September 30, 2017 and June 30, 2017, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2017 and 2016, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2017 and 2016, (iv) the Condensed Interim Consolidated Statements of Changes in Equity for the Three Months Ended September 30, 2017 and the Year ended June 30, 2017 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2017