Form 10-Q
period 2017-12-31
NIOCORP DEVELOPMENTS LTD
filed 2018-02-09
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of February 9, 2018, the registrant had 208,861,265 Common Shares outstanding.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	December 31, 2017	June 30, 2017
ASSETS
Current
Cash		$80	$238
Restricted cash	4	—	265
Prepaid expenses and other		4	152
Other current assets	5	422	—
Total current assets		506	655
Non-current
Deposits		36	51
Available for sale securities at fair value		17	23
Equipment		2	5
Mineral interests		10,617	10,617
Total assets		$11,178	$11,351

LIABILITIES
Current
Accounts payable and accrued liabilities		$2,772	$3,146
Related party loans	8	1,355	1,175
Convertible debt, current portion	6	667	2,161
Derivative liability, convertible debt		82	—
Total current liabilities		4,876	6,482
Convertible debt, net of current portion	6	1,609	1,896
Derivative liability, convertible debt	6	—	82
Total liabilities		6,485	8,460
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 208,861,265 and 198,776,337, respectively	7	72,583	68,029
Additional paid-in capital		11,599	10,320
Accumulated deficit		(78,625)	(74,852)
Accumulated other comprehensive loss		(864)	(606)
Total equity		4,693	2,891
Total liabilities and equity		$11,178	$11,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2017	2016	2017	2016
Operating expenses
Employee related costs		$751	$459	$1,399	$962
Professional fees		118	279	393	612
Exploration expenditures	9	303	2,397	1,016	4,367
Other operating expenses		391	215	687	389
Total operating expenses		1,563	3,350	3,495	6,330
Change in financial instrument fair value	6	274	(39)	297	(335)
Foreign exchange loss (gain)		36	160	(201)	193
Interest expense		91	71	175	140
(Loss) gain on available for sale securities		(4)	5	7	(6)
Loss before income taxes		1,960	3,547	3,773	6,322
Income tax benefit		—	—	—	—
Net loss		$1,960	$3,547	$3,773	$6,322

Other comprehensive loss:
Net loss		$1,960	$3,547	$3,773	$6,322
Other comprehensive (gain) loss:
Reporting currency translation		(27)	(165)	258	(231)
Total comprehensive loss		$1,933	$3,382	$4,031	$6,091

Loss per common share, basic		$0.01	$0.02	$0.02	$0.03

Weighted average common shares outstanding		206,000,263	183,625,989	204,027,181	182,078,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the six months ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(3,773)	$(6,322)
Non-cash elements included in net loss:
Depreciation	3	4
Change in financial instrument fair value	297	(335)
Unrealized gain (loss) on available-for-sale investments	7	(6)
Accretion of convertible debt	75	54
Foreign exchange (gain) loss	(197)	228
Share-based compensation	1,113	394
	(2,475)	(5,983)
Change in working capital items:
Receivables	7	—
Prepaid expenses	144	68
Accounts payable and accrued liabilities	(242)	842
Net cash used in operating activities	(2,566)	(5,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	15	—
Net cash used in investing activities	15	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	1,545	1,675
Share issue costs	(189)
Issuance of convertible debt	1,000
Related party debt drawdown	180
Other current assets	(422)
Net cash provided by financing activities	2,114	1,675
Exchange rate effect on cash, cash equivalents and restricted cash	14	(20)
Change in cash, cash equivalents and restricted cash during period	(423)	(3,418)
Cash, cash equivalents and restricted cash, beginning of period	503	4,412
Cash, cash equivalents and restricted cash, end of period	$80	$994

Supplemental cash flow information:
Amounts paid for interest	$32	$32
Amounts paid for income taxes
Non-cash financing transactions
Lind conversions	3,030	983
Debt to equity conversion	207	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares Outstanding) (unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total

Balance, June 30, 2016	180,467,990	$58,401	$8,630	$(60,222)	$(615)	$6,194

Exercise of warrants	3,447,137	1,675	—	—	—	1,675
Exercise of options	150,000	70	—	—	—	70
Fair value of broker warrants granted	—	—	20	—	—	20
Fair value of Lind warrants granted	—	—	233	—	—	233
Private placements - February 2017	7,364,789	3,927	—	—	—	3,927
Debt conversions	7,346,421	4,103	—	—	—	4,103
Share issuance costs	—	(181)	—	—	—	(181)
Fair value of stock options exercised	—	34	(34)	—	—	—
Share-based payments	—	—	1,471	—	—	1,471
Reporting currency presentation	—	—	—	—	9	9
Loss for the year	—	—	—	(14,630)	—	(14,630)
Balance, June 30, 2017	198,776,337	$68,029	$10,320	$(74,852)	$(606)	$2,891
Exercise of options	10,091	5	—	—	—	5
Fair value of broker warrants granted	—	—	41	—	—	41
Fair value of Lind warrants granted	—	—	127	—	—	127
Private placements - July 2017	2,962,500	1,540	—	—	—	1,540
Private placement – September 2017	415,747	207				207
Debt conversions	6,696,590	3,030	—	—	—	3,030
Share issuance costs	—	(230)	—	—	—	(230)
Fair value of stock options exercised	—	2	(2)	—	—	—
Share-based payments	—	—	1,113	—	—	1,113
Reporting currency presentation	—	—	—	—	(258)	(258)
Loss for the period	—	—	—	(3,773)	—	(3,773)
Balance, December 31, 2017	208,861,265	$72,583	$11,599	$(78,625)	$(864)	$4,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2017

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

In the opinion of Management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at December 31, 2017, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2017. The interim results are not necessarily indicative of results for the full year ending June 30, 2018, or future operating periods.

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

December 31, 2017

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

d)	Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation and these reclassifications had no effect on the reported results of operations or net equity as previously disclosed.

3.	GOING CONCERN ISSUES

The Company incurred a loss of $3,773 for the six months ended December 31, 2017 (2016 - $6,322), and had a working capital deficit and an accumulated deficit of $4,370 and $78,625, respectively, as of December 31, 2017. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2017

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

5.	OTHER CURRENT ASSETS

Other current assets include legal and other professional fees associated with obtaining project debt financing for the Elk Creek Project. Amounts will be deferred until funding is completed, at which time the balance will become a direct deduction from the related debt liability.

6.	CONVERTIBLE DEBT

	As of
	December 31, 2017	June 30, 2017
Convertible debt, current portion	$667	$2,161
Noncurrent:
Convertible notes	$—	$592
Convertible security	1,609	1,304
	$1,609	$1,896

Convertible Security Funding

Changes in the Lind Partners Asset Management IV, LLC (“Lind”) convertible security (the “Convertible Security”) balance are comprised of the following:

Convertible Security
Balance, June 30, 2017	$3,465
Additional debt drawdown	1,000
Conversions, at fair value	(3,030)
Change in fair market value	174
Balance, December 31, 2017	$1,609

On August 10, 2017, Lind provided notice to the Company of its election to advance an additional $1.0 million in funding (the “Initial Convertible Security Increase”) under the convertible security (the ‘Initial Convertible Security”) pursuant to its right under the Convertible Security Funding Agreement, dated December 14, 2015, between the Company and Lind (the “Lind Agreement”). As a result, upon payment of the additional $1,000 in funding by Lind to the Company, the face value of the Initial Convertible Security was increased by $1,200 ($1,000 in additional funding plus implied interest), and the Company issued Warrants to Lind, as follows:

					Black Scholes pricing model inputs
Funding Date	Face Value[1]	Warrants Issued[2]	Issue Price[3]	Warrant Expiry Date	Risk-free rate	Yield	Volatility	Expected Life
August 15, 2017	$300	260,483	C$0.73	August 15, 2020	1.23%	0%	49.6%	3 years
September 28, 2017	300	283,413	C$0.66	September 28, 2020	1.23%	0%	47.7%	3 years
October 31, 2017	300	308,901	C$0.62	October 31, 2020	1.59%	0%	47.0%	3 years
December 6, 2017	300	355,132	C$0.54	December 6, 2020	1.59%	0%	48.9%	3 years
Total	$1,200	1,207,929

[1]	Includes implied interest.
[2]	The value of warrants issued totaled $127, which was expensed to Change in Financial Instrument Fair Value. .
[3]	The price to convert one warrant into one Common Share.

The Initial Convertible Security is convertible into Common Shares of the Company (Common Shares”) at a conversion price equal to 85% of the volume weighted average trading price (“Volume Weighted Average Price”) of the Common Shares (in Canadian dollars) on the Toronto Stock Exchange (the “TSX”) for the five consecutive trading days immediately prior to the date on which Lind provides the Company with notice of its intention to convert an amount of the Initial Convertible Security from time to time. During the six-month period ended December 31, 2017, $2,425 principal amount of the Initial Convertible Security was converted into 6,696,590 Common Shares.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

The Convertible Security contains financial and non-financial covenants customary for a facility of its size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000 and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance with these covenants as of December 31, 2017.

Convertible Notes

Changes in the Company’s outstanding convertible promissory notes (the “Convertible Notes”) balance are comprised of the following:

Convertible Notes
Balance, June 30, 2017	$592
Accreted interest, net of interest paid	75
Balance, December 31, 2017	$667

The changes in the derivative liability related to the conversion feature of the Convertible Notes are as follows:

Derivative Liability
Balance, June 30, 2017	$82
Change in fair value of derivative liability	(—)
Balance, December 31, 2017	$82

7.	COMMON STOCK

a)	Issuances

On July 26, 2017, the Company closed a brokered private placement (the “July 2017 Private Placement”) of units (the “Units”) of the Company. Under the July 2017 Private Placement, a total of 2,962,500 Units were issued at C$0.65 per Unit, for total gross proceeds to the Company of approximately C$1,926. Each Unit issued pursuant to the July 2017 Private Placement consists of one Common Share and one warrant of the Company (“Warrant”). Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.79 until July 26, 2021.

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

Proceeds of the July 2017 Private Placement were used for general working capital purposes and to continue to advance the Company’s Elk Creek Project.

On September 5, 2017, the Company entered into a shares-for-debt agreement with Northcott Capital Limited (“Northcott”) whereby NioCorp issued 415,747 Common Shares to settle a debt of C$253,606 owed to Northcott for past and prospective services through December 2017. Northcott manages NioCorp’s current effort to assemble a debt financing package as part of the Company’s overall Elk Creek Project financing effort. The shares issued to Northcott were priced at C$0.61 per share, which represents a 10% premium over the five-day Volume Weighted Average Price of the Common Shares of C$0.5571 as of the date of the agreement.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

b)	Stock Options

On November 9, 2017, the Company’s shareholders voted to approve a new Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the granting of incentive securities thereunder until November 9, 2020. Under the Long-Term Incentive Plan, the Company’s Board of Directors (the “Board”) may, in its discretion from time to time, grant Options and share units (in the form of RSUs and PSUs) to directors, employees and certain other service providers (as defined in the Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board.

Subject to adjustment as described in the Long-Term Incentive Plan, the aggregate number of Common Shares that may be reserved for issuance to participants under the Long-Term Incentive Plan, together with all other security -based compensation arrangements of the Company, including with respect to Options outstanding under the Company’s 2016 Incentive Stock Option Plan, may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units shall not exceed 5% of the issued and outstanding Common Shares from time to time. The Long-Term Incentive Plan limits the maximum number of Common Shares issued to insiders (as defined under TSX rules for this purpose) within any one-year period, or issuable to insiders at any time, in the aggregate, under all security -based compensation arrangements (including the Long-Term Incentive Plan) to 10% of the then issued and outstanding Common Shares. The Long-Term Incentive Plan also limits the aggregate number of Common Shares that may be reserved for issuance to any one participant under the Long-Term Incentive Plan, together with all other security -based compensation arrangements of the Company, to 5% of the then issued and outstanding Common Shares (on a non-diluted basis). Under the Long-Term Incentive Plan, Options and share units granted to non-employee directors, together with all other equity awards, are limited to an annual equity award value of C$150 per non-employee director. The total value of Options issuable to a non-employee director in a one-year period is limited to C$100. Further, and subject to the adjustment provisions of the Long-Term Incentive Plan, the aggregate number of Common Shares actually issued or transferred by the Company upon the exercise of incentive stock options will not exceed 20,451,895 Common Shares.

The Board has the exclusive power over the granting, amendment, administration or settlement of any award.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2017	16,605,000	$0.73
Issued	3,925,000	0.47
Exercised	(10,091)	0.62
Cancelled/expired	(4,470,000)	0.75
Balance, December 31, 2017	16,049,909	$0.66

The following table summarizes information about stock options outstanding at December 31, 2017:

Exercise price (C$)	Expiry date	Number outstanding	Aggregate Intrinsic Value (C$000s)	Number exercisable	Aggregate Intrinsic Value (C$000s)
$0.47	November 9, 2022	3,925,000	$1,060	3,925,000	$1,060
$0.62	January 19, 2021	5,264,909	632	5,264,909	632
$0.76	March 6, 2022	5,650,000	—	2,825,000	—
$0.94	April 28, 2018	400,000	—	400,000	—
$0.94	April 28, 2019	100,000	—	100,000	—
$0.94	July 21, 2021	710,000	—	532,500	—
Balance December 31, 2017		16,049,909	$1,692	13,047,409	$1,692

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$0.74 as of December 31, 2017, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 31, 2017 was 9,189,909. The total intrinsic value of options exercised during the six months ended December 31, 2017 was nil.

As of December 31, 2017, there was $247 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2016 Incentive Stock Option Plan. The cost is expected to be recognized over a remaining weighted average period of approximately 0.7 years.

c)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted average exercise price (C$)
Balance June 30, 2017	20,609,086	$0.79
Granted	4,362,991	0. 75
Balance, December 31, 2017	24,972,077	$0. 78

As discussed above under Note 6, the Company granted 1,207,929 Warrants to Lind in connection with the funding of the Convertible Security Increase. As discussed above under Note 7a, the Company granted 2,962,500 Warrants and 192,562 Broker Warrants in conjunction with the July 2017 Private Placement.

At December 31, 2017, the Company has outstanding exercisable Warrants, as follows:

Number	Exercise Price (C$)	Expiry Date
355,132	0.54	December 6, 2020
308,901	0.62	October 31, 2020
283,413	0.66	September 28, 2020
3,125,000	0.72	December 22, 2018
260,483	0.73	August 15, 2020
9,150,285	0.75	January 19, 2019
3,155,062	0.79	July 26, 2021
3,860,800	0.85	February 14, 2020
3,043,024	0.85	February 21, 2020
539,307	0.85	February 28, 2020
890,670	0.90	March 31, 2020
24,972,077

8.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Original Smith Loan”), that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”), and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. The principal amount outstanding under the Original Smith Loan is $1,000, and is due on June 17, 2018.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

The Company has a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2,000 with Mr. Smith. The Credit Facility bears an interest rate of 10% and drawdowns from the Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature and is due on June 16, 2018. During the quarter ended December 31, 2017, Mr. Smith advanced an additional $180 to the Company under the Credit Facility. As of December 31, 2017, the principal amount outstanding under the Credit Facility is $355 and accounts payable and accrued liabilities included interest payable and loan establishment fees payable to Mr. Smith of $176.

On June 20, 2016, the Company announced a joint development agreement (the “Development Agreement”) with IBC Advanced Alloys Corp. (“IBC”) to investigate and develop applications for scandium-containing alloys for multiple downstream markets. In addition to his management duties at NioCorp, Mark Smith is also the Chairman of the IBC Board of Directors. Under the terms of the Development Agreement, each party bears its own costs incurred in development efforts. During the quarter ended December 31, 2017 the company supplied IBC with a small quantity of Scandium Trioxide which was used to manufacture several aluminum-scandium alloy ingots. The ingots, representing a range of scandium content, will undergo chemical analysis and other metallurgical testing to confirm the microstructure and performance of the alloys.

9.	Exploration Expenditures

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
Technical studies and engineering	$59	$1,551	$454	$1,988
Field management and other	132	399	342	633
Metallurgical development	89	419	172	1,691
Geologists and field staff	23	28	48	55
Total	$303	$2,397	$1,016	$4,367

10.	INCOME TAXES

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), which took effect on January 1, 2018. Some notable provisions of the Act include a reduction of the corporate income tax rate from 35% to 21%, 100% bonus depreciation for certain capital expenditures, and a change from a worldwide system with deferral to a territorial tax system, which includes a one-time toll charge on certain undistributed earnings of non-U.S. subsidiaries. The Company does not expect any material impacts of this new legislation on its consolidated financial statements.

11.	Fair Value Measurements

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

NioCorp Developments Ltd. Notes to the Condensed Consolidated Financial Statements December 31, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

Financial instruments including receivables, accounts payable and accrued liabilities, and related party loans are carried at amortized cost, which Management believes approximates fair value due to the short-term nature of these instruments.

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and June 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument:

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80	$80	$—	$—
Available-for-sale securities	17	17	—	—
Total	$97	$97	$—	$—
Liabilities:
Convertible debt	$1,609	$—	$—	$1,609
Derivative liability, convertible debt	82	—	—	82
Total	$1,691	$—	$—	$1,691

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$238	$238	$—	$—
Restricted cash	265	265	—	—
Available-for-sale securities	23	23	—	—
Total	$526	$526	$—	$—
Liabilities:
Convertible debt	$3,465	$—	$—	$3,465
Derivative liability, convertible debt	82	—	—	82
Total	$3,547	$—	$—	$3,547

The Company measures the fair market value of the Level 3 components using the Black Scholes model and discounted cash flows, as appropriate. These models take into account Management’s best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock’s volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible debt.

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2017	$3,547
Additional debt drawdown	1,000
Conversions to equity	(3,030)
Realized and unrealized gains	174
Balance, December 31, 2017	$1,691

NioCorp Developments Ltd. Notes to the Condensed Consolidated Financial Statements December 31, 2017
(expressed in thousands of U.S. dollars, unless otherwise stated) (unaudited)

12. Subsequent events

Pursuant to notice provided by Lind to the Company of its election to advance an additional $2,500 in funding under the Initial Convertible Security and the Lind Agreement (the “Second Tranche Increase”), Lind funded the full $2,500 Second Tranche Increase as of February 7, 2018. Upon payment of the full $2,500 in funding by Lind to the Company, the face amount of the Initial Convertible Security was increased by $3,000 ($2,500 in additional funding and $500 in implied interest amount). In connection with the funding, the Company issued Common Share purchase warrants (the ‘Second Tranche Warrants”) to Lind as follows:

Funding Date	Face Value[1]	Warrants Issued	Issue Price[2]	Warrant Expiry Date
January 30, 2018	$1,800	1,546,882	C$0.72	January 30, 2021
February 5, 2018	600	529,344	C$0.70	February 5, 2021
February 7, 2018	600	541,435	C$0.69	February 7, 2021

[1]	Includes implied interest.
[2]	The price to convert one warrant into one Common Share.

In addition, the terms of the Lind Agreement, as amended, provide for additional funding of up to $2,000 as part of the second tranche, subject to certain conditions, for total gross proceeds to the Company of up to $4,500.

In January 2018, Mark Smith advanced an additional $125 in funding under the existing Credit Facility with the Company. This funding is subject to the same terms and conditions as the prior drawdowns under the Credit Facility and will be used for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three and six months ended, December 31, 2017 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

All currency amounts are stated in thousands of U.S. dollars unless noted otherwise.

As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company,” “NioCorp,” and “us” refer to NioCorp Developments Ltd. and its subsidiaries, collectively.

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of applicable Canadian securities legislation (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources, and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes, or disruptions in the securities markets;
●	risks related to our history of losses;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to feasibility study results;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to estimates of mineral resources and reserves;
●	risks related to changes in mineral resource and reserve estimates;

●	risks related to differences in United States and Canadian reserve and resource reporting;
●	risks related to our exploration activities being unsuccessful;
●	risks related to our ability to obtain permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to proposed legislation that may significantly affect the mining industry;
●	risks related to land reclamation requirements;
●	risks related to competition in the mining industry;
●	risks related to the difficulties of handling the disposal of mine water at our Elk Creek Project;
●	risks related to equipment and supply shortages;
●	risks related to current and future joint ventures and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the ability to enforce judgment against certain of our Directors;
●	risks related to currency fluctuations;
●	risks related to claims on the title to our properties;
●	risks related to surface access on our properties;
●	risks related to potential future litigation;
●	risks related to our lack of insurance covering all our operations;
●	risks related to our status as a “passive foreign investment company” under the United States Internal Revenue Code of 1986, as amended;
●	risks related to the Common Shares, including price volatility, lack of dividend payments, dilution, and penny stock rules; and
●	risks related to our debt.

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

The Company’s forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations, and opinions of Management as of the date of this report. The Company does not assume any obligation to update forward-looking statements if circumstances or Management’s beliefs, expectations, or opinions should change, except as required by law. For the reasons set forth above, investors should not attribute undue certainty to, or place undue reliance on, forward-looking statements.

National Instrument 43-101 Compliance

Scott Honan, M.Sc., SME-RM, a qualified person as defined by National Instrument 43-101 - Standards of Disclosure for Mineral Projects, has supervised the preparation of the scientific and technical information that forms the basis for the Elk Creek Project disclosure in this Quarterly Report on Form 10-Q and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Honan is not independent of the Company, as he is the Vice President, Business Development. For additional information on the Elk Creek Project, including information relating to exploration, data verification, the mineral resource estimates and the mineral reserve estimates, see the Revised NI 43-101 Technical Report (the “Revised Elk Creek Feasibility Study”), dated December 15, 2017, which is available under NioCorp’s profile on the Canadian Securities Administrators website at www.sedar.com (“SEDAR”).

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium (Nb)/Scandium (Sc)/Titanium (Ti) exploration project. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy (“HSLA”) steel, a stronger steel used in automotive, bridges, structural systems, buildings, pipelines, and other applications that generally reduces the weight of those applications, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make super-high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete mine development and construction of the Elk Creek Project. With the recent filing of the Revised Elk Creek Feasibility Study (see “Elk Creek Project Update,” below), we are currently working to obtain the financing necessary to advance the Elk Creek Project to construction and operations, as well as conducting permitting and other related activities at and for the Elk Creek Project.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1.07 billion in annual gross revenue and did not have such amount as of June 30, 2017, this being the last day of our most recently completed fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1.07 billion or (ii) we issue more than $1.07 billion in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer, as defined in Rule 405 under the Exchange Act. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of our first sale of Common Shares pursuant to an effective registration statement.

As an emerging growth company under the JOBS Act, we have elected to opt out of the extended transition period for complying with new or revised standards pursuant to Section 107(b) of the JOBS Act. The election is irrevocable.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Exchange Act. Such sections are described below:

●	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, Management’s assessment of its internal controls.
●	Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A (a) and (b) of the Exchange Act.

Recent Corporate Events

Long-term financing efforts continued during the quarter ended December 31, 2017, with principal activities focused on outreach to and discussions with several potential sources of project funding, as well as completing the technical due diligence review (the “technical review”) of the Company’s recently released Revised Elk Creek Feasibility Study by RPM Global USA, Inc. on behalf of a potential debt financing syndicate. The technical review is projected to be completed in the quarter ending March 31, 2018. The technical review will provide an independent analysis and opinion on the technical content of the Revised Elk Creek Feasibility Study, and will be provided to financial institutions expected to form debt and/or equity syndicates that will help finance the Elk Creek Project.

Upon completion of the technical review, the following steps remain in our financing plan:

●	Completion of due diligence on the Elk Creek Project’s financial model;
●	Completion of technical and environmental due diligence;
●	Completion of additional independent market reviews for Sc and Nb;
●	Completion of legal due diligence;
●	Additional “road show” style presentations to potential debt and equity investors;
●	Negotiation and execution of specific debt and equity financing assistance, along with necessary regulatory approvals for such financings.

Pursuant to notice provided by Lind to the Company of its election to advance an additional $2,500 in funding under the Initial Convertible Security and the Lind Agreement (the “Second Tranche Increase”), Lind funded the full $2,500 Second Tranche Increase as of February 7, 2018. In connection with the funding, the Company issued Common Share purchase warrants (the ‘Second Tranche Warrants”) to Lind, as follows:

Funding Date	Face Value[1]	Warrants Issued	Issue Price[2]	Warrant Expiry Date
January 30, 2018	$1,800	1,546,882	C$0.72	January 30, 2021
February 5, 2018	600	529,344	C$0.70	February 5, 2021
February 7, 2018	600	541,435	C$0.69	February 7, 2021

1        Includes implied interest.

2        The price to convert one warrant into one Common Share.

In addition, the terms of the Lind Agreement, as amended, provide for additional funding of up to $2,000 as part of the second tranche, subject to certain conditions, for total gross proceeds to the Company of up to $4,500.

Elk Creek Project Update

On June 30, 2017, we announced the results of the Elk Creek Feasibility Study, and the related technical report was completed and filed in Canada on SEDAR on August 10, 2017 (the “August 2017 Feasibility Study”). In connection with a review by the Ontario Securities Commission (“OSC”), on December 15, 2017, the Company filed the Revised Elk Creek Feasibility Study. The Revised Elk Creek Feasibility Study, which is available for download on SEDAR and on the Company’s website at www.niocorp.com, contains no changes to any previously reported numbers or forecasted economic returns of the Elk Creek Project from those contained in the August 2017 Feasibility Study.

At the OSC’s request, the Revised Elk Creek Feasibility Study provides (1) additional information in Section 19.1.3 on the growth forecast for global scandium markets provided by an independent scandium market expert (OnG Commodities LLC and Dr. Andrew Matheson) and relied upon by the Company in its August 2017 Feasibility Study; (2) an analysis in Section 22.4 showing Net Present Value and Internal Rate of Return sensitivities of the Elk Creek Project at +/- 30% of the August 2017 Feasibility Study’s assumed product pricing, capital expenditures, and operating costs (vs. +/- 20% originally presented in the August 2017 Feasibility Study); (3) disclosure in Section 3 of the reliance on OnG Commodities LLC and Dr. Matheson; (4) the removal in Section 24 of certain disclosure regarding the Company’s relationship with Dr. Matheson; and (5) inclusion in Section 25 of certain risk factors.

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

We continued to advance Elk Creek Project-related work during the quarter. Primary activities included:

●	Completed the Revised Elk Creek Feasibility Study written report and subsequent filing on SEDAR, as noted above, as well as completion of the underlying detailed technical report volumes, which are not public documents and are not filed on SEDAR;
●	Completed the preliminary air monitoring activities, positioning us to complete the development of an air construction permit with the Nebraska Department of Environmental Quality, which we expect to file in calendar 2018;
●	Completed step three of the nine-step Army Corps of Engineers Section 408 permitting process, with fieldwork completed in October 2017 and a subsequent submission of design information in calendar 2018;
●	Initiated the competitive process to identify and select engineering, procurement and construction firms for both surface and underground;
●	Executed a natural gas supply agreement with Rockies Express Pipeline LLC in November 2017, and continued discussions with drilling companies, energy providers and other related businesses required for initiation of water management and construction activities at the Elk Creek Project; and
●	Completed a successful test production of aluminum-scandium ingots. These ingots form the basis for the potential commercialization of new aluminum-scandium alloys and were produced by IBC Advanced Alloys, Inc., through our previously disclosed joint development agreement.

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

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
Operating expenses:
Employee-related costs	$751	$459	$1,399	$962
Professional fees	118	279	393	612
Exploration expenditures	303	2,397	1,016	4,367
Other operating expenses	391	215	687	389
Total operating expenses	1,563	3,350	3,495	6,330

Change in financial instrument fair value	274	(39)	297	(335)
Foreign exchange (gain) loss	36	160	(201)	193
Interest expense	91	71	175	140
Gain (loss) on available for sale securities	(4)	5	7	(6)
Income tax expense	—	—	—	—
Net Loss	$1,960	$3,547	$3,773	$6,322

Six months ended December 31, 2017 compared to six months ended December 31, 2016

Significant items affecting operating expenses are noted below:

Employee related costs increased due to increased share-based compensation costs reflecting the timing of option issuances and the corresponding vesting periods, as well as the number of options granted and associated fair value calculations.

Professional fees include legal and accounting services. Overall, these fees decreased, reflecting the timing of registration statements filed with the SEC and ongoing compliance efforts.

Exploration expenditures decreased $3.4 million, reflecting the timing of expenditures at the Elk Creek Project as discussed above under “Elk Creek Project Update.” 2017 expenditures primarily related to the final wrap-up and issuance of the August 2017 Feasibility Study and the Revised Elk Creek Feasibility Study and ongoing permitting and project advancement activities, while 2016 costs were primarily directed towards engineering and metallurgical bench and pilot plant test work in support of our continuing feasibility study work.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures and other miscellaneous costs. These costs increased primarily due to the timing of option issuances and the corresponding vesting periods, as well as the number of options granted and associated fair value calculations for Board members.

 Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of the Convertible Security, which is carried at fair value, as well as changes in the market value of the derivative liability component of the Convertible Notes, and the fair market value of Warrants issued under the Convertible Security. The 2017 loss includes the value of Warrants issued to Lind in connection with the Convertible Security Increase, while the 2016 gain primarily represents the impact of declining Common Share prices and trading volumes on the underlying valuation of the Convertible Security.

Foreign exchange (gain) loss is primarily due to changes in the United States dollar (“USD”) against the Canadian dollar (“C$”), and reflects the timing of foreign currency transactions and subsequent changes in exchange rates. The impact in 2017 primarily relates to changing foreign currency rates as applied to the USD-denominated convertible debt instruments and related party debt, which are recorded on the Canadian parent company books in C$.

Three months ended December 31, 2017 compared to three months ended December 31, 2016

Overall, the increase in net loss for the quarter ended December 31, 2017 as compared to the same period in 2016 is the result of primarily the same factors underlying the six-month changes, as discussed above, with respect to employee-related costs, professional fees, exploration expenditures, change in financial instrument fair value, and foreign exchange (gain) loss.

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

As of December 31, 2017, the Company had cash of $0.1 million and a working capital deficit of $4.4 million, compared to cash of $0.2 million and working capital deficit of $5.8 million on June 30, 2017. This change in working capital is the result of cash inflows from financing initiatives and the continued conversion of the Convertible Security. These positive impacts to the working capital deficit were partially offset by year-to-date operating expenditures and the transfer of our convertible notes obligation from long term to current liabilities. As noted above under “Recent Corporate Events”, as of February 7, 2018, Lind had invested the full $2.5 million Second Tranche Increase. Subject to certain conditions, Lind may provide additional funding for up to $2 million as part of the Second Tranche funding.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $3.1 million until June 30, 2018, net of the recent investment by Lind and assuming the Company’s exercise of its right to call an additional $1.0 million under the Lind Agreement. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $379 per month where approximately $289 is for administrative purposes, including overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $89 per month is planned for expenditures relating to the advancement of Elk Creek Project. The Company’s ability to continue operations and fund our current work plan is dependent on Management’s ability to secure additional financing.

The Company anticipates that it may need to raise $5.0 to 6.0 million to continue planned operations for the next twelve months focused on financing the Elk Creek Resources Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek Property lease commitments are $34 until June 30, 2018. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2018, the Company will require additional financing during the current fiscal year. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

Other than the Lind Second Tranche funding arrangements, discussed above under “Recent Corporate Events”, we currently have no further funding commitments or arrangements for additional financing at this time (other than the potential exercise of options and Warrants) and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by Management as opportunities to raise funds arise. Management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in Units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arms’-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2017 disclose a “going concern” qualification and disclosures to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

We have no exposure to any asset-backed commercial paper. Other than cash held by our subsidiaries for their immediate operating needs in Colorado and Nebraska, all of our cash reserves are on deposit with major United States and Canadian chartered banks. We do not believe that the credit, liquidity, or market risks with respect thereto have increased as a result of the current market conditions. However, in order to achieve greater security for the preservation of our capital, we have, of necessity, been required to accept lower rates of interest, which has also lowered our potential interest income.

Operating Activities

During the six months ended December 31, 2017, the Company’s operating activities consumed $2.6 million of cash (2016: $5.1 million). The cash used in operating activities for 2017 reflects the Company’s funding of losses of $3.8 million, partially offset by share-based compensation charges and other non-cash transactions. Overall, 2017 operational outflows declined from 2016 due to the timing of the work efforts on the August 2017 Feasibility Study and the Revised Elk Creek Feasibility Study, offset by changes in accounts payable and accrued liabilities. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $2.1 million during the six months ended December 31, 2017 as compared to $1.7 million during the corresponding period in 2016, primarily reflecting the timing of convertible debt instrument and private placement issuances initiated during the comparative periods, as well as financing provided by NioCorp’s President, CEO and Executive Chairman, Mark Smith.

Cash Flow Considerations

The Company has historically relied upon equity financings and, to a lesser degree, debt financings, to satisfy its capital requirements and will continue to depend heavily upon equity capital to finance its activities. The Company may pursue debt financing in the medium term if it is able to procure such financing on terms more favorable than available equity financing; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

The Company has limited financial resources compared to its proposed expenditures, no source of operating income, and no assurance that additional funding will be available to it for current or future projects, although the Company has been successful in the past in financing its activities through the sale of equity securities.

The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions and its success in developing the Elk Creek Project. Any quoted market for the Common Shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating revenue, cash flows, or earnings, and any depression of the trading price of the Common Shares could impact its ability to obtain equity financing on acceptable terms.

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

Contractual Obligations

Other than as described below, there have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Tabular Disclosure of Contractual Obligations” as of June 30, 2017, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. During the six-month period ended December 31, 2017, debt obligations decreased $3.0 million due to conversions under the Lind Agreement, partially offset by the $1.2 million Convertible Security Increase. There were no other substantial changes to contractual obligations.

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

Foreign currency exchange risk

The company incurs expenditures in both USD and C$. Canadian dollar expenditures are primarily related to metallurgical-related exploration expenses, as well as certain Common Share-related costs and professional services. As a result, currency exchange fluctuations may impact the costs of our operating activities. To reduce this risk, we maintain sufficient cash balances in C$ to fund expected near-term expenditures.

Commodity price risk

The Company is exposed to commodity price risk related to the elements associated with the Elk Creek Project. A significant decrease in the global demand for these elements may have a material adverse effect on our business. The Elk Creek Project is not in production, and the Company does not currently hold any commodity derivative positions.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, an evaluation was carried out under the supervision of and with the participation of our Management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our Management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2017, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
10.1	Amendment #7 to Lind Agreement, dated August 28, 2017, between the Company and Lind Asset Management IV, LLC
10.2	Amendment #8 to Lind Agreement, dated January 23, 2018, between the Company and Lind Asset Management IV, LLC
10.3(2)	NioCorp Developments Ltd. Long Term Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension- Schema
101.CAL(3)	XBRL Taxonomy Extension – Calculations
101.DEF(3)	XBRL Taxonomy Extension – Definitions
101.LAB(3)	XBRL Taxonomy Extension – Labels
101.PRE(3)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 13, 2017 and incorporated herein by reference.
(3)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2017 and 2016, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2017 and 2016, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Six Months Ended December 31, 2017 and the Year ended June 30, 2017 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: February 9, 2018

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 9, 2018