Form 10-Q
period 2018-03-31
NIOCORP DEVELOPMENTS LTD
filed 2018-05-11
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 11, 2018, the registrant had 210,922,398 Common Shares outstanding.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page

Condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017 (unaudited)	2

Condensed consolidated statements of operations and comprehensive loss for the three and nine months ended March 31, 2018 and 2017 (unaudited)	3

Condensed consolidated statements of cash flows for the nine months ended March 31, 2018 and 2017 (unaudited)	4

Condensed consolidated statements of shareholders’ equity for the nine months ended March 31, 2018 and the year ended June 30, 2017 (unaudited)	5

Notes to condensed consolidated financial statements (unaudited)	6 - 14

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	March 31, 2018	June 30, 2017
ASSETS
Current
Cash		$483	$238
Restricted cash	4	—	265
Prepaid expenses and other		28	152
Other current assets	5	456	—
Total current assets		967	655
Non-current
Deposits		36	51
Available for sale securities at fair value		14	23
Equipment		2	5
Mineral interests		10,617	10,617
Total assets		$11,636	$11,351

LIABILITIES
Current
Accounts payable and accrued liabilities		$1,845	$3,146
Related party loans	8	1,480	1,175
Convertible debt, current portion	6	710	2,161
Derivative liability, convertible debt		41	—
Total current liabilities		4,076	6,482
Convertible debt, net of current portion	6	4,580	1,896
Derivative liability, convertible debt	6	—	82
Total liabilities		8,656	8,460
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 210,202,442 and 198,776,337, respectively	7	73,246	68,029
Additional paid-in capital		12,163	10,320
Accumulated deficit		(81,771)	(74,852)
Accumulated other comprehensive loss		(658)	(606)
Total equity		2,980	2,891
Total liabilities and equity		$11,636	$11,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended March 31,		For the nine months ended March 31,
	Note	2018	2017	2018	2017
Operating expenses
Employee related costs		$410	$409	$1,809	$1,371
Professional fees		150	133	543	745
Exploration expenditures	9	483	2,761	1,499	7,128
Other operating expenses		307	772	994	1,161
Total operating expenses		1,350	4,075	4,845	10,405
Change in financial instrument fair value	6	1,514	524	1,811	189
Foreign exchange loss (gain)		180	(80)	(21)	113
Interest expense		99	78	274	218
Loss on available for sale securities		3	12	10	6
Loss before income taxes		3,146	4,609	6,919	10,931
Income tax benefit		—	—	—	—
Net loss		$3,146	$4,609	$6,919	$10,931

Other comprehensive loss:
Net loss		$3,146	$4,609	$6,919	$10,931
Other comprehensive (gain) loss:
Reporting currency translation		(206)	91	52	(140)
Total comprehensive loss		$2,940	$4,700	$6,971	$10,791

Loss per common share, basic and diluted		$0.02	$0.02	$0.03	$0.06

Weighted average common shares outstanding		209,418,833	195,081,408	205,801,023	184,880,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the nine months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(6,919)	$(10,931)
Non-cash elements included in net loss:
Depreciation	4	7
Change in financial instrument fair value	1,811	189
Unrealized loss on available-for-sale investments	10	6
Accretion of convertible debt	118	85
Foreign exchange gain loss	24	157
Share-based compensation	1,252	862
	(3,700)	(9,625)
Change in working capital items:
Receivables	8	—
Prepaid expenses	121	37
Accounts payable and accrued liabilities	(1,056)	571
Net cash used in operating activities	(4,627)	(9,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	15	—
Net cash used in investing activities	15	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	1,545	5,673
Share issue costs	(189)	(66)
Issuance of convertible debt	3,415	1000
Related party debt drawdown	305	175
Other current assets	(456)	—
Net cash provided by financing activities	4,620	6,782
Exchange rate effect on cash, cash equivalents and restricted cash	(28)	(42)
Change in cash, cash equivalents and restricted cash during period	(20)	(2,277)
Cash, cash equivalents and restricted cash, beginning of period	503	4,412
Cash, cash equivalents and restricted cash, end of period	$483	$2,135

Supplemental cash flow information:
Amounts paid for interest	$149	$48
Amounts paid for income taxes	—	—
Non-cash financing transactions
Lind conversions	3,693	2,212
Debt to equity conversion	207	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total

Balance, June 30, 2016	180,467,990	$58,401	$8,630	$(60,222)	$(615)	$6,194

Exercise of warrants	3,447,137	1,675	—	—	—	1,675
Exercise of options	150,000	70	—	—	—	70
Fair value of broker warrants granted	—	—	20	—	—	20
Fair value of Lind warrants granted	—	—	233	—	—	233
Private placements - February 2017	7,364,789	3,927	—	—	—	3,927
Debt conversions	7,346,421	4,103	—	—	—	4,103
Share issuance costs	—	(181)	—	—	—	(181)
Fair value of stock options exercised	—	34	(34)	—	—	—
Share-based payments	—	—	1,471	—	—	1,471
Reporting currency presentation	—	—	—	—	9	9
Loss for the year	—	—	—	(14,630)	—	(14,630)
Balance, June 30, 2017	198,776,337	$68,029	$10,320	$(74,852)	$(606)	$2,891
Exercise of options	10,091	5	—	—	—	5
Fair value of broker warrants granted	—	—	41	—	—	41
Fair value of Lind warrants granted	—	—	552	—	—	552
Private placements - July 2017	2,962,500	1,540	—	—	—	1,540
Private placement – September 2017	415,747	207				207
Debt conversions	8,037,767	3,693	—	—	—	3,693
Share issuance costs	—	(230)	—	—	—	(230)
Fair value of stock options exercised	—	2	(2)	—	—	—
Share-based payments	—	—	1,252	—	—	1,252
Reporting currency presentation	—	—	—	—	(52)	(52)
Loss for the period	—	—	—	(6,919)	—	(6,919)
Balance, March 31, 2018	210,202,442	$73,246	$12,163	$(81,771)	$(658)	$2,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd. Notes to the Condensed Consolidated Financial Statements March 31, 2018
(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

1.	DESCRIPTION OF BUSINESS

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2017. The interim results are not necessarily indicative of results for the full year ending June 30, 2018, or future operating periods.

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

NioCorp Developments Ltd. Notes to the Condensed Consolidated Financial Statements March 31, 2018
(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

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

The Company incurred a loss of $6,919 for the nine months ended March 31, 2018 (2017 - $10,931) and had a working capital deficit and an accumulated deficit of $3,109 and $81,771, respectively, as of March 31, 2018. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company's ability to continue as a going concern.

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

NioCorp Developments Ltd. Notes to the Condensed Consolidated Financial Statements March 31, 2018
(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

5.	OTHER CURRENT ASSETS

Other current assets include legal and other professional fees associated with obtaining project debt financing for the Elk Creek Project. Amounts will be deferred until funding is completed, at which time the balance will become a direct deduction from the related debt liability.

6.	CONVERTIBLE DEBT

	As of
	March 31, 2018	June 30, 2017
Convertible debt, current portion	$710	$2,161
Noncurrent:
Convertible notes	$—	$592
Convertible security	4,580	1,304
	$4,580	$1,896

Convertible Security Funding

Changes in the Lind Asset Management IV, LLC (“Lind”) convertible security (the “Convertible Security”) balance are comprised of the following:

Convertible Security
Balance, June 30, 2017	$3,465
Additional debt drawdown	3,500
Conversions, at fair value	(3,693)
Change in fair market value	1,308
Balance, March 31, 2018	$4,580

On August 10, 2017, Lind provided notice to the Company of its election to advance an additional $1,000 in funding under the Convertible Security pursuant to its right under the Convertible Security Funding Agreement, dated December 14, 2015, between the Company and Lind (the “Lind Agreement”). As a result, upon payment of the additional $1,000 in funding by Lind to the Company, the face value of the Convertible Security was increased by $1,200 ($1,000 in additional funding plus implied interest), and the Company issued warrants (“Warrants”) to Lind, as follows:

					Black Scholes Pricing Model Inputs
Funding Date	Face Value[1]	Warrants Issued[2]	Issue Price[3]	Warrant Expiry Date	Risk-free Rate	Yield	Volatility	Expected Life
August 15, 2017	$300	260,483	C$0.73	August 15, 2020	1.23%	0%	49.6%	3 years
September 28, 2017	300	283,413	C$0.66	September 28, 2020	1.23%	0%	47.7%	3 years
October 31, 2017	300	308,901	C$0.62	October 31, 2020	1.59%	0%	47.0%	3 years
December 6, 2017	300	355,132	C$0.54	December 6, 2020	1.59%	0%	48.9%	3 years
Total	$1,200	1,207,929

[1]	Includes implied interest.

[2]	The value of warrants issued totaled $127, which was expensed to Change in Financial Instrument Fair Value.
[3]	The price to convert one warrant into one common share of the Company (“Common Share”).

NioCorp Developments Ltd. Notes to the Condensed Consolidated Financial Statements March 31, 2018
(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

On January 23, 2018, Lind provided notice to the Company of its election to advance an additional $2,500 in funding (the “Initial Second Tranche Increase”) under the Convertible Security pursuant to its right under the Lind Agreement. As a result, upon payment of the additional $2,500 in funding by Lind to the Company, the face value of the Convertible Security was increased by $3,000 ($2,500 in additional funding plus implied interest), and the Company issued Warrants to Lind, as follows:

					Black Scholes Pricing Model Inputs
Funding Date	Face Value[1]	Warrants Issued[2]	Issue Price[3]	Warrant Expiry Date	Risk-free rate	Yield	Volatility	Expected Life
January 30, 2018	$1,800	1,546,882	C$0.72	January 30, 2021	1.78%	0%	56.5%	3 years
February 5, 2018	600	529,344	C$0.70	February 5, 2021	1.78%	0%	56.6%	3 years
February 7, 2018	600	541,435	C$0.69	February 7, 2021	1.78%	0%	56.7%	3 years
Total	$3,000	2,617,661

[1]	Includes implied interest.
[2]	The value of warrants issued totaled $425, which was expensed to Change in Financial Instrument Fair Value.
[3]	The price to convert one warrant into one Common Share.

On March 27, 2018, the Company provided notice to Lind of its election to call an additional $1,000 in funding under the Convertible Security pursuant to its right under the Lind Agreement (together with the Initial Second Tranche Increase, the “Second Tranche Increase”). This amount was funded by Lind on April 5, 2018, and the face amount of the Convertible Security was increased by $1,200 ($1,000 in additional funding and $200 in implied interest). In connection with the funding, the Company issued 1,058,872 Warrants to Lind, with each Warrant entitling the holder to acquire one Common Share at a price of C$0.72 per share until April 5, 2021.

The Convertible Security is convertible into Common Shares at a conversion price equal to 85% of the volume weighted average trading price (“Volume Weighted Average Price”) of the Common Shares (in Canadian dollars) on the Toronto Stock Exchange (the “TSX”) for the five consecutive trading days immediately prior to the date on which Lind provides the Company with notice of its intention to convert an amount of the Convertible Security from time to time. During the nine-month period ended March 31, 2018, $3,000 principal amount of the Convertible Security was converted into 8,037,767 Common Shares.

The Convertible Security contains financial and non-financial covenants customary for a facility of its size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000 and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance with these covenants as of March 31, 2018.

Convertible Notes

Changes in the Company’s outstanding convertible promissory notes (the “Convertible Notes”) balance are comprised of the following:

Convertible Notes
Balance, June 30, 2017	$592
Accreted interest, net of interest paid	118
Balance, March 31, 2018	$710

The changes in the derivative liability related to the conversion feature of the Convertible Notes are as follows:

Derivative Liability
Balance, June 30, 2017	$82
Change in fair value of derivative liability	(41)
Balance, March 31, 2018	$41

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

7.	COMMON STOCK

a)	Issuances

On July 26, 2017, the Company closed a brokered private placement (the “July 2017 Private Placement”) of units (“Units”) of the Company. Under the July 2017 Private Placement, a total of 2,962,500 Units were issued at C$0.65 per Unit, for total gross proceeds to the Company of approximately C$1,926. Each Unit issued pursuant to the July 2017 Private Placement consists of one Common Share and one Warrant of the Company. Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.79 until July 26, 2021.

The July 2017 Private Placement was brokered by Mackie Research Capital Corporation (the “Agent”). The Company paid the Agent an aggregate cash commission of approximately C$125, equal to 6.5% of the gross proceeds raised under the July 2017 Private Placement. The Company also issued to the Agent 192,562 broker warrants (the “Broker Warrants”), equal to 6.5% of the Units sold pursuant to the July 2017 Private Placement. Each Broker Warrant entitles the holder thereof to purchase one Common Share at a price of C$0.79 until July 26, 2021. The fair value of the Broker Warrants of $41 was estimated based on the Black Scholes pricing model using a risk-free interest rate of 1.32%, an expected dividend yield of 0%, a volatility of 60.3%, and an expected life of four years. Total cash issue costs including agents’ commission, legal and other fees was $189.

Proceeds of the July 2017 Private Placement were used for general working capital purposes and to continue to advance the Company’s Elk Creek Project.

On September 5, 2017, the Company entered into a shares-for-debt agreement with Northcott Capital Limited (“Northcott”) whereby NioCorp issued 415,747 Common Shares to settle a debt of C$254 owed to Northcott for past and prospective services through December 2017. Northcott manages NioCorp’s current effort to assemble a debt financing package as part of the Company’s overall Elk Creek Project financing effort. The shares issued to Northcott were priced at C$0.61 per share, which represents a 10% premium over the five-day Volume Weighted Average Price of the Common Shares of C$0.5571 as of the date of the agreement.

b)	Stock Options

On November 9, 2017, the Company’s shareholders voted to approve a new Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the granting of incentive securities thereunder until November 9, 2020. Under the Long-Term Incentive Plan, the Company’s Board of Directors (the “Board”) may, in its discretion from time to time, grant stock options (“Options”) and share units (in the form of RSUs and PSUs) to directors, employees and certain other service providers (as defined in the Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board.

Subject to adjustment as described in the Long-Term Incentive Plan, the aggregate number of Common Shares that may be reserved for issuance to participants under the Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, including with respect to Options outstanding under the Company’s 2016 Incentive Stock Option Plan, may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units shall not exceed 5% of the issued and outstanding Common Shares from time to time. The Long-Term Incentive Plan limits the maximum number of Common Shares issued to insiders (as defined under TSX rules for this purpose) within any one-year period, or issuable to insiders at any time, in the aggregate, under all security-based compensation arrangements (including the Long-Term Incentive Plan) to 10% of the then issued and outstanding Common Shares. The Long-Term Incentive Plan also limits the aggregate number of Common Shares that may be reserved for issuance to any one participant under the Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, to 5% of the then issued and outstanding Common Shares (on a non-diluted basis). Under the Long-Term Incentive Plan, Options and share units granted to non-employee directors, together with all other equity awards, are limited to an annual equity award value of C$150 per non-employee director. The total value of Options issuable to a non-employee director in a one-year period is limited to C$100. Further, and subject to the adjustment provisions of the Long-Term Incentive Plan, the aggregate number of Common Shares actually issued or transferred by the Company upon the exercise of incentive stock options will not exceed 20,451,895 Common Shares.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The Board has the exclusive power over the granting, amendment, administration or settlement of any award.

Option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2017	16,605,000	$0.73
Issued	3,925,000	0.47
Exercised	(10,091)	0.62
Cancelled/expired	(4,470,000)	0.75
Balance, March 31, 2018	16,049,909	$0.66

The following table summarizes information about Options outstanding at March 31, 2018:

Exercise Price (C$)	Expiry Date	Number Outstanding	Aggregate Intrinsic Value (C$)	Number Exercisable	Aggregate Intrinsic Value (C$)
$0.47	November 9, 2022	3,925,000	$510	3,925,000	$510
$0.62	January 19, 2021	5,264,909	—	5,264,909	—
$0.76	March 6, 2022	5,650,000	—	4,237,500	—
$0.94	April 28, 2018	400,000	—	400,000	—
$0.94	April 28, 2019	100,000	—	75,000	—
$0.94	July 21, 2021	710,000	—	710,000	—
		16,049,909	$510	14,612,409	$510

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$0.60 as of March 31, 2018, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of March 31, 2018, was 3,925,000. The total intrinsic value of Options exercised during the nine months ended March 31, 2018 was nil.

As of March 31, 2018, there was $109 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a remaining weighted average period of approximately 0.4 years.

c)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted Average Exercise Price (C$)
Balance June 30, 2017	20,609,086	$0.79
Granted	6,980,652	0. 73
Balance, March 31, 2018	27,589,738	$0. 77

As discussed above under Note 6, the Company granted 3,825,590 Warrants to Lind in connection with the Convertible Security funding increases. As discussed above under Note 7a, the Company granted 2,962,500 Warrants and 192,562 Broker Warrants in conjunction with the July 2017 Private Placement.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

At March 31, 2018, the Company has outstanding exercisable Warrants, as follows:

Number	Exercise Price (C$)	Expiry Date
355,132	0.54	December 6, 2020
308,901	0.62	October 31, 2020
283,413	0.66	September 28, 2020
541,435	0.69	February 7, 2021
529,344	0.70	February 5, 2021
3,125,000	0.72	December 22, 2018
1,546,882	0.72	January 30, 2021
260,483	0.73	August 15, 2020
9,150,285	0.75	January 19, 2019
3,155,062	0.79	July 26, 2021
3,860,800	0.85	February 14, 2020
3,043,024	0.85	February 21, 2020
539,307	0.85	February 28, 2020
890,670	0.90	March 31, 2020
27,589,738

8.	RELATED PARTY TRANSACTIONS AND BALANCES

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

The Company also has a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2,000 with Mr. Smith. The Credit Facility bears an interest rate of 10% and drawdowns from the Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. During the nine months ended March 31, 2018, Mr. Smith advanced an additional $305 to the Company under the Credit Facility.

As of March 31, 2018, the principal amount outstanding under the Credit Facility was $480 and accounts payable and accrued liabilities included interest payable and loan establishment fees payable to Mr. Smith of $107.

On April 6, 2018, the Company and Mr. Smith entered into amending agreements extending the maturity dates of the Original Smith Loan and the Credit Facility to June 17, 2019 and June 16, 2019, respectively.

On June 20, 2016, the Company announced a joint development agreement (the “Development Agreement”) with IBC Advanced Alloys Corp. (“IBC”) to investigate and develop applications for scandium-containing alloys for multiple downstream markets. In addition to his management duties at NioCorp, Mark Smith is also the Chairman of the IBC Board of Directors. Under the terms of the Development Agreement, each party bears its own costs incurred in development efforts. During the quarter ended December 31, 2017 the Company supplied IBC with a small quantity of Scandium Trioxide which was used to manufacture several aluminum-scandium alloy ingots. Development of various alloys materials and potential commercial products is ongoing.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

9.	Exploration Expenditures

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
Technical studies and engineering	$266	$1,994	$720	$3,982
Field management and other	141	371	483	1,004
Metallurgical development	51	366	223	2,057
Geologists and field staff	24	30	72	85
Total	$482	$2,761	$1,498	$7,128

10.	INCOME TAXES

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and June 30, 2017, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	As of March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$483	$483	$—	$—
Available-for-sale securities	14	14	—	—
Total	$497	$497	$—	$—
Liabilities:
Convertible debt	$4,580	$—	$—	$4,580
Derivative liability, convertible debt	41	—	—	41
Total	$4,621	$—	$—	$4,621

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$238	$238	$—	$—
Restricted cash	265	265	—	—
Available-for-sale securities	23	23	—	—
Total	$526	$526	$—	$—
Liabilities:
Convertible debt	$3,465	$—	$—	$3,465
Derivative liability, convertible debt	82	—	—	82
Total	$3,547	$—	$—	$3,547

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2017	$3,547
Additional debt drawdown	3,500
Conversions to equity	(3,693)
Realized and unrealized losses	1,267
Balance, March 31, 2018	$4,621

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three and nine months ended March 31, 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

National Instrument 43-101 Compliance

Scott Honan, M.Sc., SME-RM, a qualified person as defined by National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), has supervised the preparation of the scientific and technical information that forms the basis for the Elk Creek Project disclosure in this Quarterly Report on Form 10-Q and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Honan is not independent of the Company, as he is the Vice President, Business Development. For additional information on the Elk Creek Project, including information relating to exploration, data verification, the mineral resource estimates and the mineral reserve estimates, see the Revised NI 43-101 Technical Report (the “Revised Elk Creek Feasibility Study”), dated December 15, 2017, which is available under NioCorp’s profile on the Canadian Securities Administrators website at www.sedar.com (“SEDAR”).

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium (Nb)/Scandium (Sc)/Titanium (Ti) exploration project. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy (“HSLA”) steel, a stronger steel used in automotive, bridges, structural systems, buildings, pipelines, and other applications that generally reduces the weight of those applications, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics.

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

Recent Corporate Events

In a Federal Register notice published on February 16, 2018, the Trump Administration included niobium, scandium, and titanium on a list of 35 materials proposed as “Critical Minerals.” The Company believes that the proposed listing significantly elevates the strategic importance of the Elk Creek Project, particularly given that it is the only proposed mine in the U.S. that is expected to produce both niobium and scandium, two superalloy metals that have significant uses in national defense technologies and upon which the U.S. is currently 100% dependent on foreign nations.

Long-term financing efforts continued during the quarter ended March 31, 2018, with principal activities focused on outreach to and discussions with several potential sources of project funding, as well as completion of the technical due diligence review (the “technical review”) of the Company’s Revised Elk Creek Feasibility Study by RPM Global USA, Inc. on behalf of a potential debt financing syndicate. The technical review is a private document which provides an independent analysis and opinion on the technical and environmental content of the Revised Elk Creek Feasibility Study and will be provided to financial institutions expected to form debt and/or equity syndicates that will help finance the Elk Creek Project.

With the completion of the technical review, the following steps remain in our financing plan:

●	Completion of additional independent market reviews for Sc and Nb;

●	Additional “road show” style presentations to potential debt and equity investors;

●	Completion of legal and financial due diligence; and

●	Negotiation and execution of specific debt and equity financing assistance, along with necessary regulatory approvals for such financings.

Pursuant to notice provided by Lind to the Company of its election to advance an additional $2,500 in funding under the Initial Second Tranche Increase, Lind funded the full $2,500 as of February 7, 2018. In connection with the funding, the Company issued Warrants to Lind, as follows:

Funding Date	Face Value[1]	Warrants Issued	Issue Price[2]	Warrant Expiry Date
January 30, 2018	$1,800	1,546,882	C$0.72	January 30, 2021
February 5, 2018	600	529,344	C$0.70	February 5, 2021
February 7, 2018	600	541,435	C$0.69	February 7, 2021

[1]	Includes implied interest.

[2]	The price to convert one warrant into one Common Share.

On March 27, 2018, the Company provided notice to Lind of its election to call an additional $1,000 under the Second Tranche Increase. This amount was funded by Lind on April 5, 2018 and the face amount of the Convertible Security was increased by $1,200 ($1,000 in additional funding and $200 in implied interest). In connection with the funding, the Company issued 1,058,872 Warrants to Lind, with each Warrant entitling the holder to acquire one Common Share at a price of C$0.72 per share until April 5, 2021.

Elk Creek Project Update

On February 7, 2018, we announced the signing of an agreement with the Nordmin Group of Companies (“Nordmin”) to complete the detailed engineering for the mining infrastructure for the Elk Creek Project (the “Nordmin Agreement”). As one of several engineering firms involved in the development of NioCorp’s Revised Elk Creek Feasibility Study, Nordmin intends to review and update the Project’s mining approach, mine water management systems, and mine infrastructure concepts with an eye toward further design and optimization.

The Nordmin Agreement includes a provision to enter into an Engineering, Procurement, and Construction (“EPC”) contract with Nordmin to complete the construction and undertake the operation of the underground mine portion of the Project, subject to satisfactory completion of the detailed engineering and final agreement between the parties.

In addition to the Nordmin Agreement, we continued to advance other Elk Creek Project-related work during the quarter. Primary activities included:

●	Continued development of an air construction permit application with the Nebraska Department of Environmental Quality, which we expect to file in calendar 2018;

●	Continued the competitive process to identify and select engineering, procurement and construction firms for surface development; and

●	Held a series of meetings with federal and state regulators to advance National Pollutant Discharge Elimination System (“NPDES”), reclamation, and other permitting issues associated with the Elk Creek Project.

Financial and Operating Results

The Company continues to expense all expenditures when incurred, except for equipment, which is capitalized. The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
Operating expenses:
Employee-related costs	$410	$409	$1,809	$1,371
Professional fees	150	133	543	745
Exploration expenditures	483	2,761	1,499	7,128
Other operating expenses	307	772	994	1,161
Total operating expenses	1,350	4,075	4,845	10,405

Change in financial instrument fair value	1,514	524	1,811	189
Foreign exchange loss (gain)	180	(80)	(21)	113
Interest expense	99	78	274	218
Loss on available for sale securities	3	12	10	6
Income tax expense	—	—	—	—
Net Loss	$3,146	$4,609	$6,919	$10,931

Nine months ended March 31, 2018 compared to nine months ended March 31, 2017

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

Exploration expenditures decreased $5.6 million, reflecting the timing of expenditures at the Elk Creek Project as discussed above under “Elk Creek Project Update.” 2018 expenditures primarily related to the final wrap-up and issuance of the NI 43-101 Technical Report filed in Canada on SEDAR on August 10, 2017 (the “August 2017 Feasibility Study”) and the Revised Elk Creek Feasibility Study and ongoing permitting and project advancement activities, while 2017 costs were primarily directed towards engineering and metallurgical bench and pilot plant test work in support of our continuing feasibility study work.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures and other miscellaneous costs. These costs decreased primarily due to the timing of option issuances and the corresponding vesting periods, and the number of options granted and associated fair value calculations for Board members, as well as the timing of investor relations services.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of the Convertible Security, which is carried at fair value, as well as changes in the market value of the derivative liability component of the Company’s outstanding convertible promissory notes, and the fair market value of Warrants issued under the Convertible Security. The 2018 loss includes the value of Warrants issued to Lind in connection with the Second Tranche Increase.

Foreign exchange (gain) loss is primarily due to changes in the United States dollar (“USD”) against the Canadian dollar (“C$”) and reflects the timing of foreign currency transactions and subsequent changes in exchange rates. The impact in 2018 primarily relates to changing foreign currency rates as applied to the USD-denominated convertible debt instruments and related-party debt, which are recorded on the Canadian parent company books in C$.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Overall, the increase in net loss for the quarter ended March 31, 2018 as compared to the same period in 2017 is the result of primarily the same factors underlying the nine-month changes, as discussed above, with respect to employee-related costs, professional fees, exploration expenditures, change in financial instrument fair value, and foreign exchange (gain) loss.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, and the exercise of incentive stock options and share purchase warrants. We believe that we will be able to secure additional private placement financings in the future, although we cannot predict the size or pricing of any such financings. In addition, we may raise funds through the sale of interests in our mineral properties, although current market conditions have substantially reduced the number of potential buyers/acquirers of any such interests.

As of March 31, 2018, the Company had cash of $0.5 million and a working capital deficit of $3.1 million, compared to cash of $0.2 million and working capital deficit of $5.8 million on June 30, 2017. This change in working capital is the result of cash inflows from financing initiatives and the continued conversion of the Convertible Security, as well as from the reclassification of related-party loans from current to non-current, based on amended loan agreements. These positive impacts to the working capital deficit were partially offset by year-to-date operating expenditures.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $1.7 million until June 30, 2018, net of the recent investment by Lind on the Company’s exercise of its right to call $1.0 million under the Lind Agreement. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $300 per month where approximately $245 is for administrative purposes, including overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $49 per month is planned for expenditures relating to the advancement of Elk Creek Project. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $5.7 to $6.0 million to continue planned operations for the next twelve months focused on financing the Elk Creek Resources Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek Property lease commitments are $17 until June 30, 2018. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2018, the Company will require additional financing during the current fiscal year. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

We currently have no further funding commitments or arrangements for additional financing at this time (other than the potential exercise of options and Warrants) and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2017 disclose a “going concern” qualification and disclosures to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

Operating Activities

During the nine months ended March 31, 2018, the Company’s operating activities consumed $4.6 million of cash (2017: $9.0 million). The cash used in operating activities for 2018 reflects the Company’s funding of losses of $6.9 million, partially offset by share-based compensation charges and other non-cash transactions. Overall, 2018 operational outflows declined from 2017 due to the timing of the work efforts on the August 2017 Feasibility Study and the Revised Elk Creek Feasibility Study, offset by changes in accounts payable and accrued liabilities. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $4.6 million during the nine months ended March 31, 2018 as compared to $6.8 million during the corresponding period in 2017, primarily reflecting the timing of convertible debt instrument and private placement issuances initiated during the comparative periods, as well as financing provided by NioCorp’s President, CEO and Executive Chairman, Mark Smith.

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

Historically, the Company has used net proceeds from issuances of Common Shares to provide sufficient funds to meet its near-term exploration and development plans and other contractual obligations when due. However, further development and construction of the Elk Creek Project will require substantial additional capital resources. This includes near-term funding and, ultimately, funding for Elk Creek Project construction and other costs. See “Liquidity and Capital Resources” above for the Company’s discussion of arrangements related to possible future financings.

Contractual Obligations

Other than as described below, there have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Tabular Disclosure of Contractual Obligations” as of June 30, 2017, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. During the nine-month period ended March 31, 2018, debt obligations increased by $4.2 million in Convertible Security increases (including implied interest), partially offset by a $3.0 million decrease due to conversions under the Lind Agreement. There were no other substantial changes to contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2018, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
10.1(2)	Amendment #8 to Lind Agreement, dated January 23, 2018, between the Company and Lind Asset Management IV, LLC
10.3(3)	Amending Agreement to Loan Agreement, dated April 6, 2018, between the Company and Mark Smith
10.3(3)	Amending Agreement to Credit Facility Agreement, dated April 6, 2018, between the Company and Mark Smith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (4)	XBRL Instance Document
101.SCH(4)	XBRL Taxonomy Extension- Schema
101.CAL(4)	XBRL Taxonomy Extension – Calculations
101.DEF(4)	XBRL Taxonomy Extension – Definitions
101.LAB(4)	XBRL Taxonomy Extension – Labels
101.PRE(4)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-55710) for the quarter ended December 31, 2017 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 9, 2018 and incorporated herein by reference.
(4)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended March 31, 2018 and 2017, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2018 and 2017, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Nine Months Ended March 31, 2018 and the Year ended June 30, 2017 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: May 11, 2018

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 11, 2018