Form 10-K
period 2018-06-30
NIOCORP DEVELOPMENTS LTD
filed 2018-08-31
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2018
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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☐ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At December 29, 2017, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was C$139,585,035 based on the closing sale price as reported on the Toronto Stock Exchange. There were 214,957,380 common shares outstanding on August 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive proxy statement on Schedule 14A for its 2018 annual general meeting of shareholders.

1

TABLE OF CONTENTS

Glossary of Terms

0896800	0896800 B.C. Ltd., a wholly-owned subsidiary of the Company and 100% owner of ECRC
BCSC	British Columbia Securities Commission
CAPEX	Capital expenditures
CIM	Canadian Institute of Mining and Metallurgy
CMC	CMC Cometals, a division of Commercial Metals Company of Fort Lee, New Jersey
CMC Agreement	The Offtake Agreement dated June 2016 by and between the Company and CMC
Common Shares	The Common Shares, without par value, in the capital stock of NioCorp as the same are constituted on the date hereof, as traded on the TSX
cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate
deposit	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical, and economic factors are resolved.
diamond drilling	A type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis
Dodd-Frank Act	The United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECRC	Elk Creek Resources Corp., a private Nebraska corporation and wholly-owned subsidiary of 0896800
Elk Creek Project	NioCorp’s niobium, scandium, and titanium project located on the Elk Creek Property
Elk Creek Property	NioCorp’s Carbonatite property located in Southeast Nebraska, USA on which the Elk Creek Project is conducted
EPA	The United States Environmental Protection Agency
Exchange Act	United States Securities Exchange Act of 1934, as amended
Ferroniobium	An iron-niobium alloy, with a niobium content of 60-70%
feasibility study	A comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental, and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production

 i

First Tranche Increase	NioCorp’s right to call an additional $1.0 million under the Lind Agreement
First Tranche Increase Warrants	Warrants issued to Lind upon funding of the First Tranche Increase
grade	A particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
host	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
host rock	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
HSLA steel	High-strength low-alloy steel
JOBS Act	United States Jumpstart Our Business Startups Act of 2012
Lind	Lind Asset Management IV, an entity managed by The Lind Partners, a New York based asset management firm
Lind Agreement	NioCorp’s definitive convertible security funding agreement with Lind dated December 14, 2015
Mackie	Mackie Research Capital Corporation
Mark Smith	Chief Executive Officer, President, and Executive Chairman of NioCorp
mineral reserve	The economically and legally mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study under NI 43-101 standards or a bankable feasibility study under SEC Industry Guide 7 Standards. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined and processed.
mineral resource	A concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics, and continuity of a mineral resource are known, estimated, or interpreted from specific geological evidence and knowledge. The term “mineral resource” covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which mineral reserves may subsequently be defined by the consideration and application of technical, economic, legal, environmental, socio-economic, and governmental factors. The phrase “reasonable prospects for economic extraction” implies a judgment by a qualified person (as that term is defined in NI 43-101) in respect of the technical and economic factors likely to influence the prospect of economic extraction. A mineral resource is an inventory of mineralization that, under realistically assumed and justifiable technical and economic conditions, might become economically extractable.

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
NI 43-101	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
Nb or niobium	The element niobium (atomic number 41), a transition metal primarily used in the production of HSLA steel
NioCorp, we, us, our or the Company	NioCorp Developments Ltd.
NSR	Net Smelter Return, the net revenue that the owner of a mining property receives from the sale of the mine’s products less transportation and refining costs
Nordmin	The Nordmin Group of Companies
Nordmin Agreement	An agreement with Nordmin to complete the detailed engineering for the mining infrastructure for the Elk Creek Project
October 2015 PEA	NioCorp’s Amended Preliminary Economic Assessment dated October 16, 2015

Offtake Agreement	An offtake agreement is an agreement between NioCorp and a third party for the purchase and sale of products to be produced from the Elk Creek Project
OSC	Ontario Securities and Exchange Commission
OPEX	Operating expenditures
Original Elk Creek Feasibility Study	A CIM-compliant NI 43-101 feasibility study for the Elk Creek Project, filed on SEDAR on August 10, 2017
Original Smith Loan	A loan in the amount of $1.5 million with Mark Smith, dated June 17, 2015
PEA	A Preliminary Economic Assessment, as defined by NI 43-101
Revised Elk Creek Feasibility Study	A revised CIM-compliant NI 43-101 feasibility study for the Elk Creek Project, filed on SEDAR on December 15, 2017
Sc or scandium	The element scandium (atomic number 21), a transition metal used as an alloying agent with aluminum that provides high strength and lower weight for aerospace industry components and other applications that need lightweight metals. It also is used in the electrolyte layer of solid oxide fuel cells.
SEC	United States Securities and Exchange Commission
Securities Act	United States Securities Act of 1933, as amended
SEDAR	System for Electronic Document Analysis and Retrieval, the electronic filing system for the disclosure documents of issuers across Canada
SGS	SGS Canada Inc.
Smith Credit Agreement	A non-revolving credit facility agreement in the amount of $2.0 million with Mark Smith, dated January 16, 2017
SGS facility	A metallurgical testing facility located in Lakefield, Ontario owned and operated by SGS
SRK	SRK Consulting (US) Inc.
Ti or titanium	The element titanium (atomic number 22), a transition metal which in its oxide form is a common pigment in paper, paint, and plastic. In its metallic form, titanium is used in aerospace applications, armor, chemical processing applications, marine hardware applications, medical implants, power generation, and in sporting goods.
TK	ThyssenKrupp Metallurgical Products GmbH
TK Agreement	The Offtake Agreement dated November 10, 2014 by and between the Company and TK
TSX	The Toronto Stock Exchange
USACE	The United States Army Corps of Engineers
US GAAP	United States generally accepted accounting principles

USGS	The United States Geological Service
VWAP	The volume-weighted average price of the Company’s Common Shares on the TSX
SEC Industry Guide 7 Definitions

development stage	A mineral project which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.
exploration stage	A mineral prospect which is not in either the development or production stage
mineralized material	Material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction
probable reserve	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
production stage	A project which is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product
proven reserve	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.
reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. “Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for a project to be eligible for external debt financing. A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.4047
Feet (“ft”)	Metres (“m”)	0.3048
Miles	Kilometres (“km”)	1.6093
Tons	Tonnes (“t”)	0.9072
Ounces (troy)/ton	Grams/Tonne (“g/t”)	34.2857

1 mile = 1.6093 kilometers
1 acre = 0.4047 hectares
2,204.62 pounds = 1 metric tonne = 1 tonne
2000 pounds (1 short ton) = 0.9072 tonnes
1 ounce (troy) = 31.1035 grams
1 ounce (troy)/ton = 34.2857 grams/tonne

 v

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

The mineral estimates in this Annual Report on Form 10-K (this “Form 10-K”) have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws. The terms “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and the CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the SEC Industry Guide 7 under the Securities Act. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Currency and Exchange Rates

All dollar amounts in this Form 10-K are expressed in United States dollars unless otherwise indicated. The Company’s accounts are maintained in United States dollars and the Company’s financial statements are prepared in accordance with US GAAP. Some of the Company’s material agreements use Canadian dollars and the Company’s Common Shares, as traded on the TSX, are traded in Canadian dollars. As used herein, “C$” represents Canadian dollars.

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

	Fiscal Year Ended June 30,
	2018	2017	2016
Canadian Dollars to United States Dollars
Rate at end of period	0.7594	0.7706	0.7687
Average rate for period	0.7876	0.7538	0.7541
High for period	0.8245	0.7828	0.7972
Low for period	0.7513	0.7276	0.6854

PART I

ITEM 1.	BUSINESS

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

NioCorp is a reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and New Brunswick. Our registered and records office is located at 595 Burrard Street, Suite 2600, Vancouver, British Columbia V7X 1L3 (ATTN: Blake, Cassels & Graydon LLP). Our principal executive office is located at 7000 South Yosemite Street, Suite 115, Centennial, Colorado 80112.

Historical Development of the Business

During 2009 and 2010, the Company commenced mineral exploration activities in the Elk Creek, Nebraska area, including negotiations with local landowners for land access agreements. The acquisition of the Elk Creek Property was closed in December 2010 and involved the purchase of all of the issued and outstanding common shares of 0859404 BC Ltd., a private British Columbia company, which in turn held 100% of the issued and outstanding shares of ECRC and was signatory to the option agreements covering the Elk Creek Property area. A new Canadian company, 0886338 BC Ltd. was formed to merge with 0859404 BC Ltd., and this merged entity was subsequently amalgamated into 0896800.

The Company commenced a field exploration program in 2011, which included verification of previous work which was completed on the Elk Creek Property in the 1970s and 1980s, re-assaying of historic drill core, an airborne geophysical survey and the completion of five new diamond drill holes. The available data for the Elk Creek Property was compiled into an updated NI 43-101 resource estimate for the Elk Creek Project, which was issued in April 2012. Additional drilling and NI 43-101 technical reports, including resource updates and PEAs, were completed and issued by the Company in 2014 and 2015.

During fiscal years 2016 and 2017, the Company focused on feasibility study development and, on June 30, 2017, we announced the completion of the Original Elk Creek Feasibility Study. The related technical report was filed in Canada on SEDAR on August 10, 2017.

In connection with a review by the OSC, on December 15, 2017, the Company filed the Revised Elk Creek Feasibility Study. The Revised Elk Creek Feasibility Study, which is available for download on SEDAR and on the Company’s website at www.niocorp.com, contains no changes to any previously reported numbers or forecasted economic returns of the Elk Creek Project from those contained in the Original Elk Creek Feasibility Study. The related technical report was filed in Canada on SEDAR on August 10, 2017.

During fiscal year 2018, Company efforts were directed at obtaining the financing necessary to advance the Elk Creek Project to construction and operations. In addition, we also conducted permitting, engineering and other related activities for the advancement of the Elk Creek Project. Information regarding the Elk Creek Feasibility Study is discussed below under Item 2. “Properties.”

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the JOBS Act as we do not have more than $1.07 billion in annual gross revenue and did not have such amount as of June 30, 2018, this being the last day of our most recently completed fiscal year.

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

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Exchange Act. Such sections are described below:

●	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

●	Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of the Dodd–Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Exchange Act.

Geographic and Segment Information

We have one reportable segment consisting of evaluation, acquisition, exploration, and development activities which are focused principally in Nebraska, U.S.A. We reported no material revenues during our last three fiscal years. We reported net losses of $8.5 million, $14.6 million and $11.4 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. As of June 30, 2018, 2017 and 2016, we had total assets of $11.3 million, $11.4 million and $15.2 million, respectively.

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

Year	Ferroniobium U.S. Import Price ($/kg-Nb)(1)	Scandium Trioxide U.S. Price ($/kg)(2)	Titanium Dioxide U.S. Price ($/kg)(3)
2017	$37	$4,600	$0.74
2016	41	4,600	0.73
2015	43	5,100	0.84
2014	47	5,000	0.95
2013	49	5,000	1.25

(1)	Source: Argus Metal Prices, 2018. Ferro-niobium 65% Niobium content, FOB US warehouse.

(2)	Source: USGS Mineral Commodity Summary, 2018. scandium trioxide, 99.99% purity, 5-kilogram lot size.

(3)	Source: USGS Mineral Commodity Summary, 2018. Rutile mineral concentrate, bulk, minimum 95% TiO2, f.o.b. Australia.

As NioCorp’s mining and exploration business is in the exploration stage, and NioCorp has not yet generated any revenue from the operation of the Elk Creek Project, it is not currently significantly affected by changes in commodity demand and prices, except to the extent that same impact the availability of capital for mineral exploration and development projects. As it does not carry on production activities, NioCorp’s ability to fund ongoing exploration is affected by the availability of financing, which is, in turn, affected by the strength of the economy and other general economic factors.

Seasonality

We are not subject to material restrictions on our operations at the Elk Creek Project due to seasonality.

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

Environmental Regulation − U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint, and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring clean-up actions and/or demands for reimbursement for government-incurred clean-up costs or natural resource damages. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA, and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

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

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare either a detailed statement known as an Environmental Impact Statement (“EIS”) or a less detailed statement known as an Environmental Assessment (“EA”). The EPA, other federal agencies, and any interested third parties can review and comment on the scope of the EIS or EA and the adequacy of any findings set forth in the draft and final EIS or EA. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

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

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining-related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

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

Employees

As of August 30, 2018, we employed nine (9) full-time employees and one (1) part-time employee.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might,” or “will” be taken, occur, or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks related to our ability to operate as a going concern;

●	risks related to our requirement of significant additional capital;

●	risks related to our limited operating history;

●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes or disruptions in the securities markets;

●	risks related to our history of losses;

●	risks related to cost increases for our exploration and, if warranted, development projects;

●	risks related to feasibility study results;

●	risks related to mineral exploration and production activities;

●	risks related to our lack of mineral production from our properties;

●	risks related to the results of our metallurgical testing;

●	risks related to the price volatility of commodities;

●	risks related to estimates of mineral resources and reserves;

●	risks related to changes in mineral resource and reserve estimates;

●	risks related to differences in United States and Canadian reserve and resource reporting;

●	risks related to our exploration activities being unsuccessful;

●	risks related to our ability to obtain permits and licenses for production;

●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;

●	risks related to proposed legislation that may significantly affect the mining industry;

●	risks related to land reclamation requirements;

●	risks related to competition in the mining industry;

●	risks related to the difficulties of handling the disposal of mine water at our Elk Creek Project;

●	risks related to equipment and supply shortages;

●	risks related to current and future joint ventures and partnerships;

●	risks related to our ability to attract qualified management;

●	risks related to the ability to enforce judgment against certain of our Directors;

●	risks related to currency fluctuations;

●	risks related to claims on the title to our properties;

●	risks related to surface access on our properties;

●	risks related to potential future litigation;

●	risks related to our lack of insurance covering all our operations;

●	risks related to covenants contained in agreements with our secured creditors that may affect our assets;

●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing;

●	risks related to our status as a “passive foreign investment company” under the United States Internal Revenue Code of 1986, as amended;

●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules; and

●	risks related to our status as an “emerging growth company” and the impact of related reduced reporting requirements on our ability to attract investors.

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

Available Information

We maintain a website at http://www.niocorp.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K. Our Common Shares are currently registered under Section 12(g) of the Exchange Act, and we are currently required to file reports on Forms 10-K, 10-Q or 8-K. Our Annual Report on Form 10-K (which includes our audited financial statements), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. You may also read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. SEC filings are also available at the SEC’s website at www.sec.gov. We do not intend to send security holders a printed version of our Annual Report as it will be available online.

We maintain a Code of Business Conduct and Ethics for Directors, Officers and Employees (“Code of Conduct”). A copy of our Code of Conduct may be found on our website in the Corporate Governance section under the main title “Corporate.” Our Code of Conduct contains information regarding whistleblower procedures.

ITEM 1A.	RISK FACTORS

Our business activities are subject to significant risks, including those described below. You should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Forward-Looking Statements” under Item 1., “Business.”

Risks Related to Our Business

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2018, disclose a going concern qualification to our ability to continue in business. The financial statements included in this Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our Common Shares and/or debt and the potential profitable exploitation of our Elk Creek Project. Additionally, capital markets and general economic conditions in the United States and Canada may impose significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

We will require significant additional capital to fund our business plan.

We will be required to expend significant funds to develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. We anticipate that we will be required to make substantial capital expenditures for the development of our Elk Creek Project.

As of June 30, 2018, the Company had cash of $0.1 million and a working capital deficit of $3.4 million, compared to cash of $0.2 million and working capital deficit of $5.8 million on June 30, 2017.

As of June 30, 2018, the Company’s current planned operation needs were approximately $6.0 million through the end of fiscal 2019. From the date of this Form 10-K, we anticipate that we may need to raise approximately $6.0 million - $7.0 million to continue planned operations for the next twelve months. This represents general overhead costs, expected costs relating to securing financing necessary for the Elk Creek Project, satisfying outstanding accounts payable, and potential retirement of our short-term debt obligations. Access to additional funds will be utilized to further advance the Elk Creek Project through substantive near-term milestones.

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

Since our inception, we have had no revenue from operations. We have no history of producing products from any of our properties. Our Elk Creek Project is in the exploration stage. Advancing our Elk Creek Project from exploration into the development stage will require significant capital and time, and successful commercial production from the Elk Creek Property will be subject to permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining, and processing facilities;

●	the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;

●	the availability and cost of appropriate smelting and/or refining arrangements, if required;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance exploration, development, permitting, and construction activities, as warranted;

●	potential opposition from non-governmental organizations, local groups, or local inhabitants that may delay or prevent development activities;

●	potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and

●	potential shortages of mining, mineral processing, construction, and other facilities-related supplies.

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

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods ($000):

●	$8,497 for the year ended June 30, 2018;

●	$14,630 for the year ended June 30, 2017; and

●	$11,408 for the year ended June 30, 2016.

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

We anticipate that costs at our projects that we may explore or develop will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy, and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, steel, rubber, chemicals, electricity, and government actions such as tariffs. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable or not profitable at all. A material increase in costs at any significant location could have a significant effect on our profitability.

Risks Related to Mining and Exploration

Feasibility study results are based on assumptions that are subject to uncertainty and the estimates may not reflect actual capital and operating costs and potential revenues from any potential future production.

Feasibility studies, including the Revised Elk Creek Feasibility Study, are used to determine the economic viability of a mineral deposit, including estimated capital and operating costs. Generally accepted levels of confidence in the mining industry are plus or minus 15% for feasibility studies. These levels reflect the levels of confidence that exist at the time the study is completed. While these studies are based on the best information available to us for the level of study, we cannot be certain that actual costs will not significantly exceed the estimated cost. While we incorporate what we believe is an appropriate contingency factor in cost estimates to account for this uncertainty, there can be no assurance that the contingency factor is adequate.

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

We have completed significant bench, mini-pilot, and pilot scale metallurgical testing on material from the Elk Creek Project and will continue to complete necessary metallurgical testing at the bench, mini-pilot, and pilot scale as the exploration and, if warranted, development of the Elk Creek Project progresses. There can be no assurance that the results of such metallurgical testing will be favorable to, or will be as expected by, us. Furthermore, there can be no certainty that metallurgical recoveries obtained in bench or pilot scale tests will be achieved in either subsequent testing or commercial operations. The development of a complete metallurgical process to produce a saleable final product from the Elk Creek Project is a complex and resource-intensive undertaking that may result in overall schedule delays and increased project costs for us.

Price volatility could have dramatic effects on our results of operations and our ability to execute our business plan.

The price of commodities varies on a daily basis. Niobium is a specialty metal and not a commonly traded commodity such as copper, zinc, gold, or iron ore. The price of niobium tends to be set through a limited long-term offtake market, contracted between very few suppliers and purchasers. The world’s largest supplier of niobium, Companhia Brasileira de Metalurgia e Mineração, supplies approximately 85% of the world’s niobium. Any attempt to suppress the price of niobium by such supplier, or an increase in production by any supplier in excess of any increased demand, would have negative consequences on the price of niobium and, potentially, on our value. The price of niobium may also be reduced by the discovery of new niobium deposits, which could not only increase the overall supply of niobium (causing downward pressure on its price), but could draw new firms into the niobium industry that would compete with us.

Scandium trioxide is used in solid oxide fuel cells and has the potential to become a valuable alloy with aluminum in the aerospace and automotive industries. Supply of scandium has been sporadic in recent years, and there are no primary scandium mines in the world at present. Production primarily occurs as a byproduct from rare earth, titanium, and to a lesser extent from aluminum plants, primarily in Russia and China. Our management believes the Elk Creek Project would significantly increase the world’s supply of scandium trioxide. Although the Company’s market studies indicate a positive outlook for demand, there is no assurance at present that the Company could sell all of its production. In addition, the sale of scandium represents a significant portion of the Elk Creek Project revenue; achieving the revenue projected in the Company’s studies is subject to market growth in scandium, which is a developing market with a risk of oversupply and/or undersupply disrupting pricing.

Titanium metal is used in various superalloys and other applications for aerospace applications, armor, and medical implants, and in oxide form is a key component of pigments used in paper, paint, and plastics. The Elk Creek Project would produce a small quantity of titanium dioxide relative to other producers. As a small producer, we would be subject to fluctuations in the price of titanium dioxide that would result from normal variations in supply and demand for this commodity.

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

Except for the Revised Elk Creek Feasibility Study, we have not completed feasibility studies on any of our properties and have not commenced actual production. As a result, mineralization resource/reserve estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The resource/reserve estimates included in the Revised Elk Creek Feasibility Study and contained in this Form 10-K have been determined based on assumed future prices, cut-off grades, and operating costs that may prove to be inaccurate. Extended declines in market prices for our products may render portions of our mineralization and resource/reserve estimates uneconomic and may result in reduced reported mineralization or may adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our Common Share price and on the value of our properties.

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

The Company has conducted three investigations into the hydrogeology of the Elk Creek carbonatite, which is the geologic formation which hosts the mineralized material that would be extracted by the Company’s mining operations. The Company expects to encounter significant amounts of water in the carbonatite, which will need to be pumped out of the formation to facilitate a mining operation. Water quality analyses have demonstrated that this water will have elevated temperature and salt content when compared to other water resources in the area. While the Company has developed plans for a waterline to the Missouri River, as well as other alternatives for managing and disposing of the mine water, there is no guarantee that the permits needed for the treatment and/or discharge of the water will be issued by the state of Nebraska and/or the USACE, nor is there any guarantee that such permits will be issued in a timely fashion.

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

We have, pursuant to the Lind Agreement and in connection with the Smith Credit Agreement and Original Smith Loan (collectively, the “Current Smith Loans”), granted security interests to Lind and Mark Smith (together, the “Secured Creditors”) over all of the assets of the Company in consideration of the debt facilities provided by each Secured Creditor. In the event of certain breaches of the Lind Agreement, and the terms of the Current Smith Loans, one or both of the Secured Creditors may be entitled to execute on their security interests and seize or retain our assets, including the shares of 0896800 and ECRC, as well as any assets of either subsidiary. Certain rights of each of the Secured Creditors to execute on their security interests are subject to notice and cure provisions in respect of default by us; however, any such exercise could materially damage our value and our ability to retain or progress development of the Elk Creek Project.

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

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. United States shareholders should be aware that we believe we were classified as a PFIC during our tax years ended June 30, 2018 and 2017, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and one or more future taxable years. If we are a PFIC for any taxable year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares or warrants, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. These consequences will be mitigated with respect to the Common Shares, but not the warrants, if the shareholder makes a timely and effective “qualified electing fund” or “QEF” election or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF election generally must include in income on a current basis for U.S. federal income tax purposes its share of our net capital gain and ordinary earnings for any taxable year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares and warrants.

Our Common Share price may be volatile and as a result you could lose all or part of your investment.

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

In the past fiscal year, the trading price of our stock on the TSX has ranged from a low of C$0.37 to a high of C$0.78. In addition, stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to sell any Common Shares you acquire at a desired price.

We have never paid dividends on the Common Shares.

We have not paid dividends on the Common Shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends with respect to the Common Shares will depend on our ability to successfully develop one or more properties and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends on Common Shares will depend upon our earnings, our then-existing financial requirements, and other factors, and will be at the discretion of our Board of Directors.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per Common Share if we issue additional employee/Director/consultant options or if we sell additional Common Shares to finance our operations.

In order to further expand the Company’s operations and meet our objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale of and issuance of additional Common Shares, including, but not limited to, raising funds to explore the Elk Creek Project. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we likely will also need to issue additional Common Shares to finance future acquisitions, growth, and/or additional exploration programs of any or all of our projects or to acquire additional properties. We will also in the future grant to some or all of our Directors, officers, and key employees and/or consultants, options to purchase Common Shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional Common Shares will, cause our existing shareholders to experience dilution of their ownership interests.

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

The Common Shares are currently listed on the TSX. In order to maintain the listing, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, the TSX may delist the securities of any issuer if, in the TSX’s opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the TSX inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the listing requirements of the TSX; or if any other event occurs or any condition exists which makes continued listing on the TSX, in the opinion of the TSX, inadvisable.

If the TSX delists the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for the Common Shares, reduced liquidity, decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Shares held by non-affiliates exceeds $700 million as of any December 31 before that time, in which case we would no longer be an emerging growth company as of the following June 30. We cannot predict if investors will find our Common Shares less attractive because we may rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our Common Share price may be more volatile. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Broker-dealers may be discouraged from effecting transactions in Common Shares because they are considered a penny stock and are subject to the penny stock rules.

Our Common Shares are currently considered a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Common Shares are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5.0 million or individuals with a net worth in excess of $1.0 million or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Common Shares. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the Common Shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Elk Creek Project, Nebraska

Our principal mineral property is the Elk Creek Property, a niobium, scandium and titanium exploration project. The Elk Creek Project does not have any proven or probable reserves under SEC Industry Guide 7 and the Elk Creek Project is exploratory in nature. The below information is in part summarized or extracted from our NI 43-101 technical report entitled “Revised NI 43-101 Technical Report Feasibility Study Elk Creek Niobium Project Nebraska” with an effective date of June 30, 2017.

Joanna Poeck, B.Eng., SME-RM, MMSA-QP, and Ben Parsons, MSc, MAusIMM (CP), both of whom are independent Qualified Persons as defined in NI 43-101, have reviewed and approved the mineral reserves and mineral resources, respectively, and have verified the data contained in those portions of this feasibility study relevant to their area of responsibility included in this Annual Report on Form 10-K related to the Revised Elk Creek Project Feasibility Study. Scott Honan, M.Sc., SME-RM, a Qualified Person as defined in NI 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the Elk Creek Project disclosure in this Annual Report on Form 10-K and has approved the disclosure in this Annual Report on Form 10-K related thereto. Mr. Honan is not independent of the Company, as he is the Vice President, Business Development for NioCorp.

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

Figure 1 - Property Map showing Location of Elk Creek Project

Title and Ownership

The Company currently holds 21 option agreements that are material to the Elk Creek Project and one perpetual easement of a land parcel at the terminus of a proposed waterline to the Missouri River from the Elk Creek Property, if required. The current optioned land package covers an area of 4,322 acres.

Option agreements are between NioCorp’s wholly-owned subsidiary ECRC and the individual land owners. Land ownership for the agreements significant to the Elk Creek Project are shown in Figure 2 and listed in Table 1. Significant agreements are those which have been demonstrated to host mineralized material, or which have the potential to be the site of buildings, facilities or other surface infrastructure.

Figure 2 - Land Tenure Map

Source: NioCorp, 2018

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

Source: NioCorp, 2018

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

Accessibility, Physiography, Climate and Infrastructure

The Elk Creek Property is easily accessible year-round as it is situated approximately 45 miles southeast of Lincoln (State Capital), Nebraska and approximately 68 miles south of Omaha, Nebraska. Access to the site can be completed via road or from one of the regional airports. There are several regular flights to both Lincoln and Omaha; however, the Elk Creek Property is most easily accessible from Lincoln. From Lincoln Municipal Airport, the Elk Creek Property is accessed via paved roads on the main network and a secondary network of gravel roads. The drive from the Lincoln Municipal Airport to the property is typically 1 hour and 15 minutes, and from Omaha’s Eppley Airport the drive is approximately 1 hour and 45 minutes.

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

The local topography of eastern Nebraska is relatively low-relief with shallow rolling hills intersected by shallow river valleys. Elevation varies from about 1,066 to 1,280 feet above sea level. Bedrock outcrop exposure is nonexistent in the Elk Creek Project area.

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

Mineralization

The property hosts niobium, titanium, and scandium mineralization as well as rare earth elements and barium mineralization that occurs within the Elk Creek Carbonatite. The current known extents of the Carbonatite unit are approximately 950 m along strike, 300 m wide, and 750 m in dip extent, below the unconformity. Niobium, titanium and scandium are considered the main elements of interest.

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

Revised Elk Creek Feasibility Study

On June 30, 2017, we announced the results of the Original Elk Creek Feasibility Study related to the Elk Creek Project, and the related technical report was completed and filed in Canada on SEDAR on August 10, 2017. In connection with a review by the OSC, on December 15, 2017, the Company filed the Revised Elk Creek Feasibility Study. The Revised Elk Creek Feasibility Study, which is available for download on SEDAR and on the Company’s website at www.niocorp.com, contains no changes to any previously reported numbers or forecasted economic returns of the Elk Creek Project from those contained in the August 2017 Feasibility Study.

At the OSC’s request, the Revised Elk Creek Feasibility Study provides (1) additional information in Section 19.1.3 on the growth forecast for global scandium markets provided by independent scandium market experts and relied upon by the Company in the Original Elk Creek Feasibility Study; (2) an analysis in Section 22.4 showing Net Present Value and Internal Rate of Return sensitivities of the Elk Creek Project at +/- 30% of the Original Elk Creek Feasibility Study’s assumed product pricing, capital expenditures, and operating costs (vs. +/- 20% originally presented in the Original Elk Creek Feasibility Study); (3) disclosure in Section 3 of the reliance on independent scandium market experts; (4) the removal in Section 24 of certain disclosure regarding the Company’s relationship with one of the experts; and (5) inclusion in Section 25 of certain risk factors.

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

Mineral Reserves and Resources

The Mineral Reserves and Mineral Resources disclosed below are based on the Revised Elk Creek Feasibility Study in conformity with generally accepted CIM “Estimation of Mineral Resource and Mineral Reserves Best Practices” guidelines and are reported in accordance with the CIM “Definition Standards – For Mineral Resources and Mineral Reserves, May 10, 2014.” Mineral Reserves and Mineral Resources at the Elk Creek Project as of June 30, 2017 are summarized below in Table 3 and Table 4, respectively.

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

Table 3: Underground Mineral Reserves Estimate for Elk Creek

	Tonnage	Grade
Classification	(000’s t)	(Nb2O5%)	(TiO2%)	(Sc g/t)
Proven	—	—	—	—
Probable	31,661	0.79	2.81	71.58
Proven and Probable	31,661	0.79	2.81	71.58

Source: SRK, effective May 15, 2017.

1.	The Elk Creek Project is amenable to underground longhole open stoping mining methods. Using results from metallurgical test work, suitable underground mining and processing costs, and forecast product pricing SRK has reported the Mineral Reserve at a NSR cut-off of US$180/t.

2.	NSR uses the following factors:

●	Nb2O5: 0.699 is conversion from Nb2O5 to Nb, 1,000 is kg conversion, 85.8% is the hydromet plant recovery, 96% is the pyromet plant recovery, 100% payability, assuming a US$ 38.5 kg selling price.

●	TiO2: 1,000 is kg conversion, 40.3% is metallurgical recovery, assuming 100% payability, assuming a US$ 0.88/kg is selling price.

●	Sc: 93.1% is metallurgical recovery, 100% payability, US$ 3,500 kg is selling price per kg of scandium oxide, with a conversion of 0.652 is the amount of Sc in Sc2O3.

●	Price assumptions for FeNb, Sc2O3, and TiO2 are based upon independent market analyses for each product.

3.	All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

4.	Ore reserves have been stated on the basis of a mine design, mine plan, and cash-flow model.

5.	Mining recovery is applied and ranges from 94% to 100%.

6.	Mining dilution (internal and external) is included. External stope dilution is 6%, and a portion of the external stope dilution is applied using grade values based on average surrounding block information. A development dilution of 5% is used at a 0% grade.

7.	The Mineral Reserves were estimated by Joanna Poeck, BEng Mining, SME-RM, MMSAQP #01387QP, a Qualified Person.

Table 4: Mineral Resource Statement for Elk Creek

Classification	Cut-off NSR (US$/t)	Tonnage (000’s t)	Grade (Nb2O5%)	Contained Nb2O5 (t)	Grade (TiO2%)	Contained TiO2 (t)	Grade (Sc g/t)	Contained Sc (t)
Indicated	180	90,900	0.66	598,400	2.59	2,353,300	70	6,300
Inferred	180	133,600	0.48	643,800	2.23	2,985,300	59	7,800

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

Financial Analysis Included in the Revised Elk Creek Feasibility Study

The metrics reported in the Revised Elk Creek Feasibility Study are based on the annual cash flow model results. The metrics are on both a pre-tax and after-tax basis, on a 100% equity basis with no Elk Creek Project financing inputs, and are in Q2 2017 U.S. constant dollars. Foreign exchange impacts were deemed negligible as most, if not all costs and revenues are denominated in U.S. dollars.

Key criteria used in the analysis are discussed in detail throughout this section. Principal Project assumptions used are shown summarized below.

Description	Value
Pre-Production Period	4 years
Process Plant Life	32 years
Mine Operating Days per Year	365
Mill Operating Days per Year	365
Discount Rate	EOP @ 8%
Commercial Production Year	2021

Source: SRK, 2017

Summary of Key Evaluation Metrics and Projected Economic Results Included in the Revised Elk Creek Feasibility Study

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

Operating Cost Estimates Included in the Revised Elk Creek Feasibility Study

The following unit rates are stated on a Run of Mine (“RoM”) basis where the costs are estimated from 2022 through 2051 period and do not include the first or last years of production nor preproduction and post closure Operating Costs. This basis is used in order to give a more representative measurement of anticipated costs during normal operating conditions.

Description	RoM[1] US$/t ore
Mining Cost	$39.43
Process Cost	111.56
Site G&A Cost	8.37
Tailings Management Cost	1.42
Water Management Cost	7.74
Total RoM Operating Costs	$168.52

Source: SRK, 2017

Capital Cost Estimates Included in the Revised Elk Creek Feasibility Study

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

Proposed Production Plan and Schedule

Based on the Revised Elk Creek Feasibility Study, the operating mine life is approximately 32 years with a nominal processing rate of 2,760 tonnes per day. The Elk Creek Project timeline is based on First Metal 42 months after Authorization to Proceed, plus an additional 3 months of Ramp-up to 80% of production capacity for a total of 45 months, and assumes no financing constraints. The NioCorp board must approve a construction program and budget before construction of the Elk Creek Project can begin. This approval, along with the receipt of all required governmental permits and approvals and the completion of project financings, will determine whether and when construction of the Elk Creek Project can begin.

Proposed Tailings Storage

The tailings produced by the process plant will consist of filtered water leach residue, calcined excess oxide, and slag. Four tailings storage facilities (“TSF”) will be constructed sequentially to contain the tailings over the life of the Elk Creek Project, and would contain approximately 13.5 million tonnes of tailings. The tailings facilities have been designed to incorporate two independent areas: a composite-lined tailings solids storage area; and an area with double lined containment including a leak collection and recovery system for management of stormwater runoff and drainage from the tailings solids. The TSFs will store predominantly dry (i.e., not in a slurry consistency) tailings from the plant with embankment construction based on a “downstream” construction method. Facility closure is considered in the design.

Proposed Water Management

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

Natural Gas

A total of four interstate pipelines intersect in the region of Beatrice NE which is approximately 28 miles to the West of the plant site. The Revised Elk Creek Feasibility Study contemplates running a lateral from one of the interstate pipelines to the Elk Creek Project site. The interstate gas line owner will install/own/operate the lateral pipeline to the site. The capital cost and the cost of transportation will be assessed in a tariff on the natural gas used. The interstate pipeline owner will obtain the necessary permits, rights of way and land acquisitions as well as the metering and pressure regulation station at the Elk Creek Project site. See “Post-Feasibility Study Activities” below for recent activity regarding the status of a natural gas pipeline.

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

SRK carried out a Niobium Marketing Study in Q2 2017 at the request of NioCorp. Based on this marketing study, the Revised Elk Creek Feasibility Study used the recommended real 2017 U.S. dollar base price of $40/kg Nb as the forward-looking price for steel grade (65%) ferroniobium. The base price is adjusted to a realized price to account for the discount provisions contained in the two ferroniobium offtake agreements that the Company has concluded.

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

Taxation Rates Included in the Revised Elk Creek Feasibility Study

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

●	While not necessarily complex, the timing generally required to complete permitting through any federal regulatory agency requires that NioCorp engage key agencies (in this case the USACE and possibly the EPA) early on in Elk Creek Project development and consider the siting and orientation of facilities carefully to minimize the risk of a protracted National Environmental Policy Act analysis of the Elk Creek Project.

●	Perhaps one of the most critical approvals likely to be needed by the operation will be a radioactive materials license from the Nebraska Department of Health and Human Services (“NDHHS”), Office of Radiological Health. Because of their limited experience with hard rock mining in the State of Nebraska, much less mining that includes Naturally Occurring Radioactive Material, the NDHHS may require additional information and more time to approve the Elk Creek Project under a Broad Scope License. Early and frequent engagement is a necessity with respect to this regulatory agency.

●	Documentation of existing baseline environmental conditions at the Elk Creek Project site was initiated in 2014 and should continue throughout the permitting process. Additional studies will need to be added once regulatory authorities have been given an opportunity to review the current mine plan presented in the Revised Elk Creek Feasibility Study and assess their particular data needs for approval of the Elk Creek Project.

●	Surface water monitoring should continue throughout the permitting process and extend into construction and operations as part of the Environmental Management System. The NDEQ Water Quality Division has been engaged in order to discuss the Elk Creek Project and potential data needs for a National Pollutant Discharge Elimination System discharge permit. This would include both local discharges (if needed) as well as discharges to the Missouri River.

●	A wetland delineation and potential jurisdictional waters assessment was conducted in late 2014 to identify wetland and drainage features within the proposed Elk Creek Project boundary which resulted in a formal JD being issued by the USACE on September 6, 2016. The entire project has been authorized under the non-notifying provisions of Nationwide Permit 12.

●	Closure costs for the Elk Creek Project have been estimated at just over $39 million, including approximately $17 million for reclamation and closure of the tailings disposal facility and $16 million for plant and building removal and reclamation.

●	Community engagement has occurred in parallel with Nebraska field operations and has included public meetings, presentations to public agencies, communications with local and state politicians, meetings with environmental groups, and one-on-one meetings with area landowners.

Post-Feasibility Study Activities

Subsequent to the completion and filing of each of the Original and the Revised Elk Creek Feasibility Study, the Company has continued to take steps to advance the overall Elk Creek Project, including initiation of detailed mine engineering, initiation of Engineering, Procurement and Construction (“EPC”) contracting arrangements and continuing work on federal, state and local permitting issues. Significant matters addressed are as follows:

On November 8, 2017, we announced the signing of an agreement with Rockies Express Pipeline LLC (“Rockies Express”) to construct and operate a 27.8-mile natural gas pipeline that will supply the Elk Creek Project. Under the agreement, following the receipt of financing for the Elk Creek Project, Rockies Express has agreed to design, construct, and operate a natural gas lateral line that will extend from the Rockies Express main line in Marshall County, Kansas to the Elk Creek Project and will deliver at least 27,500 million British Thermal Units of natural gas per day when the Elk Creek Project is fully operational. The value of the contract, to be paid over a period of 11 years, is approximately $63 million. NioCorp expects to contract separately for the purchase of the natural gas to be transported by Rockies Express.

On February 7, 2018, we announced the signing of the Nordmin Agreement, under which Nordmin has been reviewing and updating the Elk Creek Project’s mining approach, mine water management systems, and mine infrastructure concepts with an eye toward further design and optimization. On June 28, 2018, we announced Nordmin’s analysis of the Elk Creek Project’s hydrogeology indicated that significantly less bedrock water may be encountered during mining operations than was estimated in the Revised Elk Creek Feasibility Study. This may lead to schedule improvements in the construction of the mine and supporting infrastructure.

On July 10, 2018, we announced that ongoing work on detailed engineering being conducted by Nordmin shows that the proposed waterline to the Missouri River, as contemplated in the Revised Elk Creek Feasibility Study, is no longer needed. Nordmin’s ongoing design engineering of the underground mine, and recently updated hydrogeological findings, show that significantly less bedrock water may be encountered during mining operations than was estimated in the Revised Elk Creek Feasibility Study. This has allowed removal of the waterline, proposed in the Revised Elk Creek Feasibility Study, from the new mine plan. Removing the proposed waterline will eliminate the Elk Creek Project’s need for Section 404 and Section 408 federal permits from the USACE.

On August 27, 2018, the Company announced the receipt of a new proposed design for the underground portion of the Elk Creek Project by Nordmin. The new mine design confirms the technical feasibility of several innovative approaches to mining Elk Creek’s critical minerals which, if accepted by NioCorp, could further streamline the process of moving the Elk Creek Project to initial construction. In its mine design, Nordmin’s top-level recommendations to NioCorp include the following:

●	Artificial ground freezing is technically feasible for use when the Company sinks the production and ventilation shafts for the mine. Such technology can assist in controlling the inflow of water encountered during shaft sinking operations. The technology may also improve productivity during shaft sinking operations and eliminate the need for substantial dewatering operations prior to the onset of shaft sinking.

●	Bedrock water encountered during mining operations can be handled without the 33-mile waterline to the Missouri River that was included in the Original 2017 Feasibility Study.

●	NioCorp has already secured a 404 permit from the USACE under Nationwide Permit 12 for the Elk Creek Project. Removing plans for a waterline to the Missouri River eliminates the Elk Creek Project’s need for an additional Section 404 permit from USACE, as well as a Section 408 permit from the USACE. The Section 408 permit would have triggered the need for an Environmental Assessment under NEPA, a process that can take months or more to complete.

●	Additionally, removing the waterline eliminates the need for the Elk Creek Project to secure a National Pollutant Discharge Elimination Permit from the Nebraska Department of Environmental Quality.

The mine design recommendations submitted to NioCorp by Nordmin are now being analyzed by NioCorp. If approved, they will then be integrated into the project plan and overall impacts to the economics of the Elk Creek Project can be assessed.

Proposed Activities

As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Completion of the detailed engineering for the underground portion of the Elk Creek Project;

●	Acquisition of key land parcels currently subject to the Company’s Option to Purchase agreements;

●	Construction of natural gas and electrical infrastructure under existing agreements to serve the project site;

●	Continuation of the Company’s efforts to secure federal, state and local permits;

●	Initiation and completion of detailed engineering for surface project facilities;

●	Negotiation and completion of engineering, procurement and construction agreements;

●	Initiation of mine groundwater control activities; and

●	Initiation of long-lead equipment procurement activities.

Corporate Headquarters

We lease our principal executive office space at 7000 South Yosemite Street, Suite 115, Centennial, Colorado.

ITEM 3.	LEGAL PROCEEDINGS

As of August 30, 2018, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended June 30, 2018, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

The Common Shares were first listed and posted for trading on the Vancouver Stock Exchange on December 1, 1987. On March 9, 2015, the Common Shares commenced trading on the TSX under the trading symbol “NB.” In addition, the Company trades on the United States Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQX under the symbol “NIOBF” and on the Frankfurt Stock Exchange as “BR3.”

The table below sets forth the high and low sales prices of the Company’s Common Shares quoted on the TSX and OTCQX/OTCBB during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

	TSX (prices in Canadian dollars)		OTCQX/OTCBB (prices in U.S. dollars)
	High	Low	High	Low
2018
Fourth Quarter	0.74	0.52	0.494	0.427
Third Quarter	0.76	0.53	0.610	0.423
Second Quarter	0.78	0.37	0.621	0.293
First Quarter	0.75	0.52	0.598	0.428
2017
Fourth Quarter	0.87	0.60	0.568	0.475
Third Quarter	0.89	0.66	0.812	0.507
Second Quarter	0.86	0.67	0.646	0.500
First Quarter	1.07	0.79	0.805	0.606

The closing sales price of the Company’s Common Shares on August 30, 2018, as reported on the TSX was C$0.61, and on the OTCQX was $0.475 per share.

Holders

As of June 30, 2018, we had 8,150 holders of record of the Common Shares.

Dividends

We have not paid any cash dividends on the Common Shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Equity Compensation Plan Information under Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information on plans approved by our shareholders.

Purchases of Equity Securities by the Company

We did not make any repurchases in the quarter ended June 30, 2018.

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

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the benefits of the Convention, (iii) holds all Common Shares as capital property, (iii) holds no Common Shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder, (iv) deals at arm’s-length with and is not affiliated with NioCorp, (v) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, and (vi) is not an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).

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

ITEM 6.	SELECTED FINANCIAL DATA (dollars in thousands, except per share amounts)

	For the year ended June 30,
	2018	2017	2016	2015
Sales	$—	$—	$—	$—
Total operating expenses	6,035	13,777	9,518	25,480
Net loss	8,497	14,630	11,408	23,115
Loss per common share, basic and diluted	0.04	0.08	0.07	0.17

	As at June 30,
	2018	2017	2016	2015
Total assets	$11,229	$11,351	$15,246	$11,575
Debt, including current portion	6,350	5,314	7,796	1,500
Shareholders’ equity	3,193	2,891	6,194	5,011

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary of Consolidated Financial and Operating Performance

	For the year ended June 30,
	2018	2017	2016
	($ 000)
Operating expenses	$6,035	$13,777	$9,518
Net loss	8,497	14,630	11,408
Net loss per share (basic and diluted)	0.04	0.08	0.07

The Company’s net loss decreased to $8.5 million for fiscal 2018 from $14.6 million for fiscal 2017. These changes resulted primarily from decreased exploration expenditures as the Company completed substantially all feasibility study related work during fiscal 2017.

The Company’s net loss increased to $14.6 million for fiscal 2017 from $11.4 million for fiscal 2016. These changes resulted primarily from increased exploration expenditures as the Company completed substantially all feasibility study related work during fiscal 2017.

During the fiscal years ended June 30, 2018, 2017, and 2016, the Company had no revenues. Operating expenses incurred related primarily to performing exploration and feasibility study related activities, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

Results of Operations

	For the year ended June 30,
	2018	2017	2016
	($000)
Operating expenses:
Employee related costs	$2,133	$2,137	$1,780
Professional fees	661	1,105	512
Exploration expenditures	2,136	8,927	4,719
Other operating expenses	1,105	1,608	2,507

Total operating expenses	6,035	13,777	9,518

Change in financial instrument fair value	1,902	574	2,719
Other gains	—	—	(587)
Foreign exchange (gain) loss	174	(16)	(528)
Interest expense	375	286	275
Loss (gain) on available for sale securities	11	9	11

Net Loss	$8,497	$14,630	$11,408

Significant items affecting operating expenses are noted below:

Employee related costs for fiscal 2018 remained flat as compared to fiscal 2017, as employee headcount and compensation did not increase during fiscal 2018. These costs increased from $1.8 million in fiscal 2016 to $2.1 million in fiscal 2017, primarily due to a $0.4 million increase in share-based compensation costs reflecting the timing and value of stock option grants between the periods, as well as a $0.2 million increase in employee salaries based on timing of headcount additions and increased workloads.

Professional fees include legal and accounting services. The increase in fees for fiscal 2017, as compared to both fiscal 2018 and fiscal 2016, reflects costs incurred in fiscal 2017 associated with registration statements filed with the SEC, as well as cross-border compliance requirements.

Exploration expenditures decreased from $8.9 million in fiscal 2017 to $2.1 million in fiscal 2018, as substantially all work related to the Original Elk Creek Feasibility Study was completed in fiscal 2017. Fiscal 2018 expenditures primarily related to the final wrap-up and issuance of the Revised Elk Creek Feasibility Study and ongoing permitting and project advancement activities. These costs increased from $4.7 million in fiscal 2016 to $8.9 million in fiscal 2017, reflecting the timing of the Company’s efforts to finalize the Original Elk Creek Feasibility Study, as discussed above under Item 2., “Properties.”

Other operating expenses include investor relations, general office expenditures, stock and proxy expenditures and other miscellaneous costs. Costs decreased to $1.1 million in fiscal 2018 from $1.6 million in fiscal 2017, primarily due to declines in share-based compensation costs for board members and third-party advisers, as well as decreased investor relations service fees and lower financial services advisory fees. Costs decreased to $1.6 million in fiscal 2017 from $2.5 million in fiscal 2016, primarily due to $0.5 million incurred in fiscal 2016 relating to the fair value of additional shares issued in connection with the Company’s early warrant exercise program which closed in June 2016.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value primarily represents non-cash changes in the periodic market value of the Convertible Security, which is carried at fair value, as well as changes in the market value of the derivative liability component of the Notes. Higher costs in fiscal 2018 and fiscal 2016, as compared to fiscal 2017, reflect the recognition of accrued interest and initial fair market valuations of additional Lind advances in those periods.

Other gains recorded in fiscal 2016 represents the one-time reversal of a Canadian tax-related accrual associated with flow-through capital shares issued in 2010.

Foreign exchange (gain) loss is primarily due to changes in the United States dollar (“USD”) against the Canadian dollar (“CAD”) and the fiscal 2018 loss primarily reflects the impact of a strengthened USD as applied to USD-denominated debt instruments which are carried on the Canadian parent company books. Foreign exchange loss was minimal during fiscal 2017 as the ending USD:CAD rate remained relatively unchanged from the prior year, while the gain recorded in fiscal 2016 primarily reflects the impacts of a strengthening USD as applied to Canadian dollar denominated accounts payable.

Interest expense increased to $0.4 million in fiscal 2018 from $0.3 million in fiscal 2017 primarily due to the impacts of the effective interest rate methodology applied to the Company’s Convertible Notes, as well as the impacts of the additional advances against the Smith Credit Facility during fiscal 2018.

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

As of June 30, 2018, the Company had cash of $0.1 million and a working capital deficit of $3.4 million, compared to cash of $0.2 million and working capital deficit of $5.8 million on June 30, 2017. This change in working capital is the result of two primary factors: a reduction in accounts payable associated with the completion of the Original Elk Creek Feasibility Study, and a decline in the current portion of long-term debt due primarily to the conversion of convertible debt into equity by Lind.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $6.0 million until June 30, 2019 net of the recent investment by Lind on the exercise of their right to invest $1.0 million under the Lind Agreement. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $430,000 per month where approximately $275,000 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $155,000 per month is planned for expenditures relating to the advancement of Elk Creek Project by ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $6.0 million - $7.0 million to continue planned operations for the next twelve months focused on financing and detailed engineering efforts related to the Elk Creek Resources Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek Property lease commitments are $30,000 until June 30, 2019. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2019, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On August 29, 2018, the Company announced that it intends to offer, on a non-brokered private placement basis, up to 3,174,604 units of the Company (the “2018 Units”) at a price of C$0.63 per 2018 Unit for gross proceeds to the Company of up to C$2.0 million (the “August 2018 Offering”). There is no minimum offering amount. Each 2018 Unit will consist of one Common Share and one-half of one common share purchase warrant (each whole warrant, a “2018 Offering Warrant”). Each 2018 Offering Warrant will entitle the holder to acquire one Common Share at a price of C$0.75 at any time prior to the date which is two years following completion of the August 2018 Offering. It is anticipated that the Offering will close on or before Friday, September 7, 2018, and proceeds of the August 2018 Offering will be used for working capital and general corporate purposes.

We currently have no further funding commitments or arrangements for additional financing at this time (other than the August 2018 Offering discussed above and the potential exercise of options and warrants) and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2018 disclose a “going concern” qualification to our ability to continue in business. The financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

Operating Activities

During the year ended June 30, 2018, the Company’s operating activities consumed $6.1 million of cash (2017: $10.7 million and 2016: $11.0 million). The cash used in operating activities for fiscal 2018 reflects the Company’s funding of losses of $8.5 million, partially offset by minor non-cash adjustments and changes in working capital items. Overall, fiscal 2018 operational outflows were lower than fiscal 2017, due to the timing of completing the Original Elk Creek Feasibility Study work. Operating cash outflows were comparable in fiscal 2017 as compared to fiscal 2016. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Net cash provided by financing activities was $5.7 million in fiscal 2018, compared to $6.8 million and $14.4 million in fiscal 2017 and fiscal 2016, respectively. Year over year changes in financing inflows primarily reflect the timing of individual equity financing events, as discussed in Note 7 to the Consolidated Financial Statements, as well as the timing of Lind Agreement funding.

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

Contractual Obligations

Our contractual obligations at June 30, 2018, are summarized as follows:

		Payments due by period (000s)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$6,382	$2,532[1]	$3,850[2]	$—	$—
Operating leases	96	30	66	—	—
Total contractual obligations	$6,478	$2,562	$3,916	$—	$—

(1)	Amounts represent principal of $2,350 and estimated interest payments of $182, assuming no early extinguishment.
(2)	Amounts represent principal of $3,208 and estimated interest payments of $642, assuming no early extinguishment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At each of June 30, 2018 and 2017, we had accrued $83,000 related to estimated environmental obligations.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in “Forward-Looking Statements” in Item 1, “Business.”

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

Income Taxes

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

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of August 30, 2018, is set out below, on a fully-diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	214,957,380
Stock options[1]	14,237,409
Warrants[1]	29,683,929
Convertible Notes (excluding the Lind Convertible Security)[2]	1,069,773
Lind Convertible Security[3]:
Assuming an average market price on conversion of $0.51 per share	10,232,558

[1]	Each exercisable into one Common Share

[2]	Represents estimated maximum Common Shares convertible pursuant to the Company’s private placement of convertible debentures which closed October 22, 2015. Actual Common Shares issued may be impacted by the USD:CAD exchange rate, accrued interest payable and current trading price of the Company’s Common Shares at conversion date.

[3]	Represents Common Shares issuable on conversion of outstanding principal amount of US$4.4 million as of August 30, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign currency exchange risk

The company incurs expenditures in both U.S. and Canadian dollars. Canadian dollar expenditures are primarily related to engineering and metallurgical exploration expenses, as well as certain professional services. As a result, currency exchange fluctuations may impact the costs of our operating activities. To reduce this risk, we maintain sufficient cash balances in Canadian dollars to fund expected near-term expenditures.

Commodity price risk

The Company is exposed to commodity price risk related to the elements associated with the Elk Creek Project. A significant decrease in the global demand for these elements may have a material adverse effect on our business. The Elk Creek Project is not in production, and the Company does not currently hold any commodity derivative positions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results

The following is a summary of selected quarterly financial information (unaudited, amounts in thousands, except per share amounts):

	Fiscal Year Ended June 30, 2018				Fiscal Year Ended June 30, 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total Operating Expenses	$1,932	$1,563	$1,350	$1,190	$2,980	$3,350	$4,075	$3,372
Net Loss	$1,813	$1,960	$3,146	$1,578	$2,775	$3,547	$4,609	$3,699
Loss Per Common Share	$0.01	$0.01	$0.02	$0.00	$0.02	$0.02	$0.02	$0.02

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

NioCorp Developments Ltd.

Centennial, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NioCorp Developments Ltd. (the “Company”) and subsidiaries as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

Spokane, Washington

August 31, 2018

NioCorp Developments Ltd.
Consolidated Balance Sheets
(expressed in thousands of U.S. dollars, except share data)

		As of June 30,
	Note	2018	2017
ASSETS
Current
Cash		$73	$238
Restricted cash		—	265
Prepaid expenses and other		18	152
Other current assets	5	474	—
Total current assets		565	655
Non-current
Deposits		35	51
Available for sale securities at fair value		12	23
Equipment		—	5
Mineral interests	6	10,617	10,617
Total assets		$11,229	$11,351

LIABILITIES
Current
Accounts payable and accrued liabilities		$1,686	$3,146
Related party loan	9	1,480	1,175
Convertible debt, current portion	7	756	2,161
Derivative liability, convertible debt	7	8	—
Total current liabilities		3,930	6,482
Convertible debt, net of current portion	7	4,106	1,896
Derivative liability, convertible debt	7	—	82
Total liabilities		8,036	8,460
Commitments and contingencies	14
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 213,405,372 at June 30, 2018 and 198,776,337 at June 30, 2017	8	74,683	68,029
Additional paid-in capital		12,379	10,320
Accumulated deficit		(83,349)	(74,852)
Accumulated other comprehensive loss		(520)	(606)
Total shareholder equity		3,193	2,891
Total liabilities and equity		$11,229	$11,351

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.
Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share and per share data)

		For the year ended June 30,
	Note	2018	2017	2016
Operating expenses
Employee related costs		$2,133	$2,137	$1,780
Professional fees		661	1,105	512
Exploration expenditures	10	2,136	8,927	4,719
Other operating expenses		1,105	1,608	2,507
Total operating expenses		6,035	13,777	9,518
Change in financial instrument fair value	7	1,902	574	2,719
Other gains	11	—	—	(587)
Foreign exchange (gain) loss		174	(16)	(528)
Interest expense		375	286	275
Loss (gain) on available for sale securities		11	9	11
Loss before income taxes		8,497	14,630	11,408
Income tax benefit		—	—	—
Net loss		$8,497	$14,630	$11,408

Other comprehensive (gain) loss:
Net loss		$8,497	$14,630	$11,408
Other comprehensive loss:
Reporting currency translation		(86)	(9)	(427)
Total comprehensive loss		$8,411	$14,621	$10,981

Loss per common share, basic and diluted		$0.04	$0.08	$0.07

Weighted average common shares outstanding		207,255,111	187,810,774	164,038,509

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.
Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars)

	For the year ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(8,497)	$(14,630)	$(11,408)
Adjustments for:
Depreciation	6	9	9
Change in financial instrument fair value	1,902	574	2,719
Warrants expense	—	—	540
Unrealized loss (gain) on available-for-sale investments	11	9	11
Accretion of convertible debt	165	106	81
Foreign exchange (gain) loss	170	41	(247)
Other non-cash items	—	—	(587)
Share-based compensation	1,295	1,471	1,049
	(4,948)	(12,420)	(7,833)
Change in non-cash working capital items:
Receivables	7	(2)	8
Prepaid expenses	129	(43)	(63)
Accounts payable and accrued liabilities	(1,283)	1,794	(3,086)
Net cash used in operating activities	(6,095)	(10,671)	(10,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	15	9	—
Acquisition of equipment	—	—	(4)
Net cash used in investing activities	15	9	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	1,545	5,673	9,993
Share issue costs	(189)	(52)	(151)
Issuance of convertible debt	4,500	1,000	5,060
Related party debt draws	305	175	600
Related party debt repayment	—	—	(1,100)
Deferred financing costs	(474)	—	—
Net cash provided by financing activities	5,687	6,796	14,402
Exchange rate effect on cash, cash equivalents and restricted cash	(37)	(43)	235
Change in cash, cash equivalents and restricted cash during period	(430)	(3,909)	3,659
Cash, cash equivalents and restricted cash, beginning of period	503	4,412	753

Cash, cash equivalents and restricted cash, end of period	$73	$503	$4,412

Supplemental cash flow information:
Amounts paid for interest	$240	$135	$144
Amounts paid for income taxes	$—	$—	$—
Non-cash financing transaction: (Lind conversions)
Lind conversions	$5,130	$4,103	$638
Debt to equity conversion	207	—	—

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.
Consolidated Statements of Shareholders’ Equity
(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total
Balance, July 1, 2015	156,420,334	$47,617	$7,250	$(48,814)	$(1,042)	$5,011
Exercise of warrants	12,549,309	5,838	—	—	—	5,838
Exercise of options	1,415,000	405	—	—	—	405
Fair value of broker warrants granted	—	—	15	—	—	15
Fair value of Lind Warrants granted	—	—	620	—	—	620
Private placement - January 2016	9,074,835	3,750	—	—	—	3,750
Debt conversions	1,008,512	638				638
Share issuance costs	—	(151)	—	—	—	(151)
Fair value of stock options exercised	—	304	(304)	—	—	—
Share-based payments	—	—	1,049	—	—	1,049
Reporting currency presentation	—	—	—	—	427	427
Loss for the year	—	—	—	(11,408)	—	(11,408)
Balance, June 30, 2016	180,467,990	$58,401	$8,630	$(60,222)	$(615)	$6,194
Exercise of warrants	3,447,137	1,675	—	—	—	1,675
Exercise of options	150,000	70	—	—	—	70
Fair value of broker warrants granted	—	—	20	—	—	20
Fair value of Lind Warrants granted	—	—	233	—	—	233
Private placement – February 2017	7,364,789	3,927	—	—	—	3,927
Debt conversions	7,346,421	4,103	—	—	—	4,103
Share issuance costs	—	(181)	—	—	—	(181)
Fair value of stock options exercised	—	34	(34)	—	—	—
Share-based payments	—	—	1,471	—	—	1,471
Reporting currency presentation	—	—	—	—	9	9
Loss for the year	—	—	—	(14,630)	—	(14,630)
Balance, June 30, 2017	198,776,337	$68,029	$10,320	$(74,852)	$(606)	$2,891
Exercise of options	10,091	5	—	—	—	5
Fair value of broker warrants granted	—	—	41	—	—	41
Fair value of Lind Warrants granted	—	—	724	—	—	724
Private placement – July 2017	2,962,500	1,540	—	—	—	1,540
Private placement – September 2017	415,747	207				207
Debt conversions	11,240,697	5,130	—	—	—	5,130
Share issuance costs	—	(230)	—	—	—	(230)
Fair value of stock options exercised	—	2	(2)	—	—	—
Share-based payments	—	—	1,296	—	—	1,296
Reporting currency presentation	—	—	—	—	86	86
Loss for the year	—	—	—	(8,497)	—	(8,497)
Balance, June 30, 2018	213,405,372	$74,683	$12,379	$(83,349)	$(520)	$3,193

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
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

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Certain transactions include reference to Canadian dollars (“C$”) where applicable.

These consolidated financial statements include the accounts of the Company and the subsidiaries listed in the following table. All intercompany transactions and balances have been eliminated.

	Country of incorporation	Ownership at June 30,
		2018	2017
0896800 BC Ltd.	Canada	100%	100%
Elk Creek Resources Corp.	USA	100%	100%

Certain prior year amounts have been reclassified to conform to current year presentation and these reclassifications had no effect on the reported results of operations or net equity as previously disclosed.

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
Notes to Consolidated Financial Statements June 30, 2018
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

	As of June 30,
	2018	2017
Cash and cash equivalents	$73	$238
Restricted cash	—	265
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$73	$503

Restricted cash represents amounts held in escrow to secure payment of work related to the Company’s Elk Creek Project feasibility study. Under the terms of the escrow agreement, the balance of $265 was drawn against outstanding accounts payable during fiscal year 2018 as certain project milestones were met.

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
Notes to Consolidated Financial Statements June 30, 2018
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

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration and evaluation activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense and has accrued $83 related to estimated obligations as of June 30, 2018 (2017 - $83).

Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early stage nature of the Elk Creek Project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed becomes available. Changes in estimates are reflected in the consolidated statement of operations in the period an estimate is revised.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
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

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company recognizes forfeitures as they occur.

n)	Recent Accounting Standards

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

In June 2018, the FASB issued ASU 2018-07 “Compensation — Stock compensation — Improvements to Nonemployee Share-Based Payment Accounting”. This update aims to simplify the accounting for share-based payments awarded to non-employees for goods or services acquired. The update specifies that the measurement date is the grant date and that awards are required to be measured at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

In February 2016, the FASB issued ASU 2016-02, Leases, and in July 2018, issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (ASC Topic 842), Targeted Improvements. These releases amend a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The Company is required to adopt this guidance in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of these ASUs on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4.	GOING CONCERN ISSUES

The Company incurred a loss of $8,497 for the year ended June 30, 2018 (2017 - $14,630 and 2016 - $11,408) and had a working capital deficit and accumulated deficit of $3,365 and $83,349, respectively, as of June 30, 2018. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures is dependent on management’s ability to secure additional financing. Management is actively pursuing such additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. These consolidated financial statements do not give effect to any adjustments required to realize the Company’s assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

The property interests of Elk Creek consist of a number of prepaid five-year mineral exploration lease agreements and include a pre-determined buyout for permanent ownership of the mineral rights. During the year ended June 30, 2015, the Company executed 5-year extensions to all landholder agreements covering 100% of the mineralized materials at the Elk Creek Project. Terms of the agreements require no further significant payments, and the Company may negotiate lease extensions or elect to buyout the mineral rights at any time. Certain agreements also contain provisions to purchase surface rights, and several contain provisions whereby the landowners would retain a 2% NSR.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

7.	CONVERTIBLE DEBT

	As of June 30,
	2018	2017
Current Portion
Convertible notes	$756	$—
Convertible security	—	2,161
	$756	$2,161

Convertible notes	$—	$592
Convertible security	4,106	1,304
Total convertible debt, net of current portion	$4,106	$1,896

Convertible Notes

The Company completed a non-brokered private placement of unsecured convertible promissory notes (the “Notes”), for gross proceeds of $800 (the “Private Placement”) in October 2015. The Notes bear interest at a rate of 8%, payable quarterly in arrears, are non-transferable and have a term of three years from the date of issue. Principal under the Notes is convertible by lenders at any time into, and payable by the Company in, Common Shares of the Company at a conversion price of C$0.97 per Common Share, calculated on conversion or repayment using the then-current Bank of Canada noon exchange rate. Accrued but unpaid interest on the Notes will be convertible by the lender into, and payable by the Company in, Common Shares at a price per Common Share equal to the most recent closing price of the Company’s Common Shares prior to the delivery to the Company of a request to convert interest, or the due date of interest, as applicable, calculated using the then-current Bank of Canada noon exchange rate. Interest, when due, is payable either in cash or Common Shares, at the election of the Company.

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

The Company incurred transaction costs of $47, which were added to the carrying amount of the financial liability and are amortized as part of the effective interest rate.

Changes in the Notes balance are comprised of the following:

Convertible Notes
Balance, July 1, 2016	$475
Accreted interest, net of interest paid	117
Balance, June 30, 2017	$592
Accreted interest, net of interest paid	164
Balance, June 30, 2018	$756

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Balance, July 1, 2016	$330
Change in fair value of derivative liability	(248)
Balance, June 30, 2017	$82
Change in fair value of derivative liability	(74)
Balance, June 30, 2018	$8

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

Lind Partners Convertible Security Funding

Convertible Security
Balance, July 1, 2016	$5,991
Additional debt drawdowns	1,000
Conversions, at fair value	(4,103)
Change in fair market value	577
Balance, June 30, 2017	3,465
Additional debt drawdowns	4,500
Conversions, at fair value	(5,130)
Change in fair market value	1,271
Balance, June 30, 2018	$4,106

On December 22, 2015, the Company closed a definitive convertible security funding agreement (the “Lind Agreement”) with Lind Asset Management IV, LLC (“Lind”). The Lind Agreement includes a $4,500 principal amount, 10% secured convertible security (the “Convertible Security”) and 3,125,000 transferable Common Share purchase warrants (the “Lind Warrants”). The Convertible Security had a term of two years from its date of issuance, and interest was prepaid and added to its principal amount; accordingly, the initial face value of the Convertible Security was $5,400, and the yield of the Convertible Security (if held, unconverted, to maturity) was 10% per annum, or $900. Each Lind Warrant had a term of three years from its date of issuance and entitled the holder to purchase one additional Common Share (a “Lind Warrant Share”) at a price of C$0.72 on or before December 22, 2018. Lind could increase the funding under the Convertible Security by an additional $1,000 during its two-year term. Further, provided certain conditions are met, the Company had the right to call an additional $1,000 under the funding agreement (a “First Tranche Increase”). The Agreement also provides for the issuance of a second Convertible Security on mutual agreement of the Company and Lind, in which Lind would fund up to another US$6.0 million (the “Second Tranche”), which can also be increased by US$1.0 million.

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

On August 10, 2017, Lind provided notice to the Company of its election to advance an additional $1,000 in funding under the Convertible Security pursuant to its right under the Lind Agreement. This amount was funded by Lind in four equal installments, and in total the face value of the Convertible Security was increased by $1,200 ($1,000 in additional funding plus implied interest).

All amounts funded by Lind through August 10, 2017, including implied interest, have been converted to Common Shares as of May 22, 2018.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

On January 23, 2018, Lind provided notice to the Company of its election to advance an additional $2,500 in funding under the Convertible Security pursuant to its right under the Lind Agreement. This amount was funded by Lind in three installments, and in total the face value of the Convertible Security was increased by $3,000 ($2,500 in additional funding plus implied interest).

On March 27, 2018, the Company provided notice to Lind of its election to call an additional $1,000 in funding under the Convertible Security pursuant to its right under the Lind Agreement. This amount was funded by Lind on April 5, 2018, and the face amount of the Convertible Security was increased by $1,200 ($1,000 in additional funding and $200 in implied interest).

Additional fundings of the Convertible Security, including the issuance of warrants as provided for under the Lind Agreement, were comprised of the following transactions:

						Black Scholes Pricing Model Inputs
Funding Date	Funded Value	Face Value[1]	Warrants Issued[2]	Warrant Valuation[3]	Warrant Issue Price[4]	Risk-free Rate	Yield	Volatility	Expected Life
March 31, 2017	$1,000	$1,200	890,670	$234		1.30%	0%	81.0%	3 years
	$1,000	$1,200	890,670	$234

August 15, 2017	$250	$300	260,483	$33	C$0.73	1.23%	0%	49.6%	3 years
September 28, 2017	250	300	283,413	32	C$0.66	1.23%	0%	47.7%	3 years
October 31, 2017	250	300	308,901	31	C$0.62	1.59%	0%	47.0%	3 years
December 6, 2017	250	300	355,132	31	C$0.54	1.59%	0%	48.9%	3 years
subtotal	1,000	1,200	1,207,929	127
January 30, 2018	1,500	1,800	1,546,882	261	C$0.72	1.78%	0%	56.5%	3 years
February 5, 2018	500	600	529,344	85	C$0.70	1.78%	0%	56.6%	3 years
February 7, 2018	500	600	541,435	79	C$0.69	1.78%	0%	56.7%	3 years
subtotal	2,500	3,000	2,617,661	425
April 5, 2018	1,000	1,200	1,058,872	172	C$0.72	1.85%	0%	57.9%	3 years
	$4,500	$5,400	4,884,462	$724

[1]	Includes implied interest. Each funding has a term of two years from the funding date.

[2]	Warrants expire 3 years from issuance date.

[3]	Based on Black Scholes pricing model inputs. The value of warrants issued is expensed to Change in Financial Instrument Fair Value.

[4]	The price to convert one warrant into one Common Share.

The Lind Agreement contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000, and which have not been satisfied on time or within 90 days of invoice or have become prematurely payable as a result of its default or breach. This covenant became effective after February 1, 2016 and the Company was in compliance as of June 30, 2018.

8.	COMMON STOCK

a)	Issuances

2018 Issuances

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

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

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

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

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

The Board has the exclusive power over the granting, amendment, administration or settlement of any award.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance, July 1, 2015	8,105,000	C$0.69
Granted	5,875,000	C$0.62
Exercised	(1,415,000)	C$0.38
Cancelled/expired	(1,100,000)	C$0.75
Balance June 30, 2016	11,465,000	C$0.69
Granted	6,360,000	C$0.78
Exercised	(150,000)	C$0.62
Cancelled/expired	(1,070,000)	C$0.66
Balance June 30, 2017	16,605,000	C$0.73
Granted	3,925,000	C$0.47
Exercised	(10,091)	C$0.62
Cancelled/expired	(4,932,500)	C$0.77
Balance June 30, 2018	15,587,409	C$0.65

The following table summarizes the information and assumptions used to determine option costs:

	Year ended June 30,
	2018	2017	2016
Fair value per option granted during the period (C$)	$0.16	$0.42	$0.30
Risk-free interest rate	1.59%	0.75%	0.75%
Expected dividend yield	0%	0%	0%
Expected stock price volatility (historical basis)	47.9%	92.9%	98.2%
Expected option life in years	3.0	2.15	2.15

The following table summarizes information about stock options outstanding at June 30, 2018:

Exercise price	Expiry date	Number outstanding	Aggregate Intrinsic Value	Number exercisable	Aggregate Intrinsic Value
C$0.47	November 9, 2022	3,925,000	C$510	3,925,000	C$510
C$0.62	January 19, 2021	5,264,909	—	5,264,909	—
C$0.76	March 6, 2022	5,587,500	—	4,190,625	—
C$0.94	April 28, 2019	100,000	—	100,000	—
C$0.96	July 21, 2021	710,000	—	710,000	—
Balance June 30, 2018		15,587,409	C$510	14,190,534	C$510

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$0.60 as of June 30, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2018 was 3,925,000. The total intrinsic value of options exercised during the year ended June 30, 2018 was nil.

As of June 30, 2018, there was $41 of unrecognized compensation cost related to unvested share-based compensation arrangements granted. The cost is expected to be recognized over a weighted average period of approximately 2 months.

c)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted average exercise price
Balance, July 1, 2015	28,260,666	C$0.73
Granted:
Lind Warrants	3,125,000	C$0.72
January 2016 Private Placement	9,074,835	C$0.75
Broker warrants: January 2016 Private Placement	75,450	C$0.75
Advisory Warrants*	750,000	C$0.65
Sponsorship warrants**	250,000	C$0.65
Exercised	(11,733,766)	C$0.65
Expired	(7,068,500)	C$0.67
Balance June 30, 2016	22,733,685	C$0.74
Granted:
Lind First Tranche Warrants	890,670	C$0.90
February 2017 Private Placements	7,364,789	C$0.85
Broker Warrants: February 2017 Private Placement	78,342	C$0.85
Exercised	(3,447,137)	C$0.65
Expired	(7,011,263)	C$0.79
Balance June 30, 2017	20,609,086	C$0.79
Granted:
Lind Warrants	4,884,462	C$0.69
July 2017 Private Placements	2,962,500	C$0.79
Broker Warrants: July 2017 Private Placement	192,562	C$0.79
Balance June 30, 2018	28,648,610	C$0.77

*	Pursuant to a financial services advisory agreement with Mackie Research Capital Corporation (“MRCC”) the Company issued 500,000 advisory warrants on December 4, 2014 and 250,000 advisory warrants on January 14, 2015. Each advisory warrant entitled MRCC to purchase a unit of the Company at a price of C$0.55 each, on or before December 4, 2016. Each such unit consisted of one Common Share and one warrant exercisable at a price of C$0.65 per share until December 4, 2016. These units were exercised during the year ended June 30, 2016, resulting in the granting of an additional 750,000 warrants.

**	Pursuant to a sponsorship agreement between MRCC and the Company in connection with the Company’s graduation to the Toronto Stock Exchange, the Company issued 250,000 sponsorship warrants on January 14, 2015, entitling MRCC to purchase units of the Company at C$0.60 per unit until January 14, 2017. Each such unit consisted of one Common Share and one warrant exercisable at C$0.65 per share until January 14, 2017. These units were exercised during the year ended June 30, 2016, resulting in the granting of an additional 250,000 warrants.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

At June 30, 2018, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price (C$)	Expiry Date
355,132	0.54	December 6, 2020
308,901	0.62	October 31, 2020
283,413	0.66	September 28, 2020
541,435	0.69	February 7, 2021
529,344	0.70	February 5, 2021
3,125,000	0.72	December 22, 2018
1,546,882	0.72	January 30, 2021
1,058,872	0.72	April 5, 2021
260,483	0.73	August 15, 2020
9,150,285	0.75	January 19, 2019
3,155,062	0.79	July 26, 2021
3,860,800	0.85	February 14, 2020
3,043,024	0.85	February 21, 2020
539,307	0.85	February 28, 2020
890,670	0.90	March 31, 2020
28,648,610

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

The Company has a loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Original Smith Loan”), that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”) and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. The principal amount outstanding under the Original Smith Loan is $1,000.

The Company also has a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2,000 with Mr. Smith. The Credit Facility bears an interest rate of 10% and drawdowns from the Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. During the year ended June 30, 2018, Mr. Smith advanced an additional $305 to the Company under the Credit Facility, and as of June 30, 2018, the principal amount outstanding under the Credit Facility was $480.

Accounts payable and accrued liabilities included interest payable to Mr. Smith under the Original Smith Loan and the Credit Facility of $70.

On April 6, 2018, the Company and Mr. Smith entered into amending agreements extending the maturity dates of the Original Smith Loan and the Credit Facility to June 17, 2019 and June 16, 2019, respectively.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

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

10.	EXPLORATION EXPENDITURES

	For the year ended June 30,
	2018	2017	2016
Feasibility study and engineering	$1,105	$5,797	$2,671
Field management and other	671	811	940
Drilling	—	—	197
Metallurgical	264	2,209	844
Geologists and field staff	96	110	67
Total	$2,136	$8,927	$4,719

11.	OTHER GAINS

During the year ended June 30, 2016, the Company reversed a Canadian tax-related accrual associated with flow-through capital shares issued in 2010 and recorded a corresponding gain of $587 in ‘other gains’.

12.	Income Taxes

Domestic and foreign components of loss before income taxes for the years ended June 30, 2018, 2017 and 2016 are as follows:

	For the year ended June 30,
	2018	2017	2016
Canada	$5,667	$4,897	$4,542
United States	2,830	9,733	6,866
Total	$8,497	$14,630	$11,408

On December 22, 2017, the Tax Cuts and Jobs Act (the “U.S. Tax Act”) was signed into law making significant changes to the U.S. tax code, including a reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent. During the year ended June 30, 2018, the Canadian statutory tax rate also increased from 26 percent to 27 percent related to provincial law changes in British Columbia. The primary impact of these changes to the Company was a reduction in the deferred tax asset related to mineral interests and net operating loss carryforwards. This reduction was offset by a corresponding reduction of the related valuation allowance.

The following table is a reconciliation of income taxes at statutory rates:

	For the year ended June 30,
	2018	2017	2016
Loss before income taxes	$8,497	$14,630	$11,408
Combined federal and provincial statutory income tax rate	27%	26%	26%
Income tax benefit at statutory tax rates	2,294	3,804	2,966
Foreign rate differential	(49)	1,218	893
Warrant expense	(195)	(66)	(399)
Share based compensation	(350)	(383)	(270)
Change in estimates related to prior years	218	(471)	(635)
Effect of legislative changes	(3,591)	—	—
Change in valuation allowance	2,051	(4,028)	(2,169)
Other	(378)	(74)	(386)
Income tax benefit	$—	$—	$—

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes are as follows:

	As of June 30,
	2018	2017
Deferred tax assets
Mineral interest	$7,307	$10,232
Net operating losses available for future periods	5,103	4,230
Other	217	216
Total deferred tax assets	12,627	14,678
Valuation allowance	(12,627)	(14,678)
Net deferred tax assets	$—	$—

Changes in the valuation allowance are as follows:

	For the year ended June 30,
	2018	2017
Valuation allowance, beginning of year	$(14,678)	$(10,650)
Current year additions	(1,647)	(4,028)
Decrease resulting from the revaluation related to changes in tax rate	3,698	—
Valuation allowance, end of year	(12,627)	(14,678)

The Company’s net deferred tax asset balance as of June 30, 2018 and the corresponding valuation allowance for the year then ended reflects a decrease of $3,698 resulting from the re-measurement of the Company’s tax position due to a reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent under the U.S. Tax Act.

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $12,627 at June 30, 2018 relates mainly to net operating loss carryforwards in Canada and mineral interest due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not.

The Company had cumulative net operating losses of $19,052 as of June 30, 2018 (2017 - $15,865) for federal income tax purposes and these carryforwards will expire between 2027 and 2038.

The Company had no unrecognized tax benefits as of June 30, 2018 or 2017. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction and Canada. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

13.	Fair Value Measurements

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

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

Financial instruments, including receivables, accounts payable and accrued liabilities, and related party loans are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at June 30, 2018 and 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and included situations where there is little, if any, market activity for the instrument:

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73	$73	$—	$—
Available for sale securities	12	12	—	—
Total	$85	$85	$—	$—
Liabilities:
Convertible debt	$4,106	$—	$—	$4,106
Derivative liability, convertible debt	8	—	—	8
Total	$4,114	$—	$—	$4,114

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$238	$238	$—	$—
Restricted cash	$265	265	—	—
Available for sale securities	23	23	—	—
Total	$526	$526	$—	$—
Liabilities:
Convertible debt	$3,465	$—	$—	$3,465
Derivative liability, convertible debt	82	—	—	82
Total	$3,547	$—	$—	$3,547

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

The derivative liability was valued using a Black-Scholes pricing model with the following inputs:

	2018	2017
Risk-free interest rate	1.25%	1.25%
Expected dividend yield	0%	0%
Expected stock price volatility	73.97%	51.14%
Expected option life in years	0.25	1.25

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2018
(expressed in thousands of U.S. dollars, except share data)

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

	As of June 30,
	2018	2017
Beginning balance	$3,547	$6,321
Convertible securities closings	4,500	1,000
Conversions to equity	(5,130)	(4,103)
Realized and unrealized losses	1,197	329
Ending balance	$4,114	$3,547

14.	COMMITMENTS AND CONTINGENCIES

NioCorp has the following land, office, facility and equipment lease commitments in place as of June 30, 2018:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$6,382	$2,532	$3,850	$—	$—
Operating leases	96	30	66	—	—
Total contractual obligations	$6,478	$2,562	$3,916	$—	$—

15.	SUBSEQUENT EVENTS

On June 27, 2018, the Company signed a definitive convertible security funding agreement (the “Subsequent Lind Agreement”) with Lind. A total of $1.0 million was funded pursuant to the issuance of a convertible security (the “Subsequent Convertible Security”), which occurred on July 9, 2018. The Subsequent Lind Agreement replaces the Lind Agreement in respect of the remaining $1.0 million funding amount available under the Lind Agreement and accordingly, no further funding will be provided by Lind to the Company under the Lind Agreement. The terms of the Subsequent Convertible Security are substantially similar to the terms governing like securities under the Original Agreement. On July 9, 2018, in connection with the funding of the Subsequent Convertible Security, the Company also issued to Lind 1,035,319 Warrants, with a term of 36 months from issuance, and an exercise price $C0.77 per Warrant.

On August 29, 2018, the Company announced that it intends to offer, on a non-brokered private placement basis, up to 3,174,604 units of the Company (the “2018 Units”) at a price of C$0.63 per 2018 Unit for gross proceeds to the Company of up to C$2.0 million (the “August 2018 Offering”). There is no minimum offering amount. Each 2018 Unit will consist of one Common Share and one-half of one common share purchase warrant (each whole warrant, a “2018 Offering Warrant”). Each 2018 Offering Warrant will entitle the holder to acquire one Common Share at a price of C$0.75 at any time prior to the date which is two years following completion of the August 2018 Offering. It is anticipated that the Offering will close on or before Friday, September 7, 2018, and proceeds of the August 2018 Offering will be used for working capital and general corporate purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2018.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, our management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of June 30, 2018, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

(1)	The Consolidated Financial Statements, together with the reports thereon of BDO USA, LLP dated August 31, 2018 are included as part of Item 8, “Financial Statements and Supplementary Data,” commencing on page 44 above.

(b)	Exhibits

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.1(1)	Special Warrant Indenture, dated November 10, 2014, between the Company and Computershare Trust Company of Canada
4.2(1)	Special Warrant Indenture, dated February 27, 2015, between the Company and Computershare Trust Company of Canada
4.3(1)	Warrant Indenture, dated November 10, 2014, between the Company and Computershare Trust Company of Canada
4.4(1)	Warrant Indenture, dated February 27, 2015, between the Company and Computershare Trust Company of Canada
4.5(4)	Warrant Indenture, dated February 14, 2017, between the Company and Computershare Trust Company of Canada
4.6(4)	Form of Subscription Agreement in respect of units of the Company issued in February 2017
4.7(6)	Warrant Certificate, dated March 31, 2017, in respect of warrants issued to Lind
4.8(8)	Agency Agreement, dated July 26, 2017, between the Company and Mackie
4.9(8)	Form of Subscription Agreement in respect of units of the Company issued in July 2017
4.10(8)	Non-Transferable Broker Warrant Certificate, dated July 26, 2017, in respect of non-transferable broker warrants issued to Mackie
4.11(8)	Warrant Indenture, dated July 26, 2017, between the Company and Computershare Trust Company of Canada
4.12 (1)	Convertible Security Funding Agreement, dated December 14, 2015, between the Company and Lind
4.13(9)	Amendment #1 to Lind Agreement, dated September 26, 2016, between the Company and Lind
4.14(9)	Amendment #2 to Lind Agreement, dated December 29, 2016, between the Company and Lind
4.15(5)	Amendment #3 to Lind Agreement, dated March 2017, between the Company and Lind
4.16(9)	Amendment #4 to Lind Agreement, dated April 21, 2017, between the Company and Lind
4.17(9)	Amendment #5 to Lind Agreement, dated June 1, 2017, between the Company and Lind
4.18(9)	Amendment #6 to Lind Agreement, dated August 10, 2017, between the Company and Lind

4.19(11)	Amendment #7 to Lind Agreement, dated August 28, 2017, between the Company and Lind
4.20(11)	Amendment #8 to Lind Agreement, dated January 23, 2018, between the Company and Lind
4.21(13)	Convertible Security Funding Agreement, dated June 27, 2018, between the Company and Lind
10.1#(10)	NioCorp Developments Ltd. Long Term Incentive Plan, effective as of November 9, 2017
10.2#(1)	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC
10.3(2)**	Offtake Agreement, dated June 13, 2006, between the Company and CMC Cometals, a division of Commercial Metals Company
10.4(9)	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.5(2)**	Beethe008 Extension to Option to Purchase, dated April 27, 2015, among ECRC and Elda E. Beethe and Beverly J. Beethe
10.6(2)**	Woltemath 003 Extension to Option to Purchase, dated December 30, 2014, among ECRC and Victor L. and Juanita E. Woltemath
10.7(3)	Smith Credit Agreement
10.8(5)	Amending Agreement to Smith Credit Agreement, dated March 20, 2017, between the Company and Mark Smith
10.9(12)	Amending Agreement to Smith Credit Agreement, dated April 6, 2018, between the Company and Mark Smith
10.10(9)	Original Smith Loan
10.11(5)	Amending Agreement to Original Smith Loan, dated March 20, 2017, between the Company and Mark Smith
10.12(12)	Amending Agreement to Original Smith Loan, dated April 6, 2018, between the Company and Mark Smith
10.13 (7)	Security Agreement, dated June 17, 2015, from the Company to Mark Smith
21.1(1)	Subsidiaries of NioCorp Developments Ltd.
23.1	Consent of BDO USA.
23.2	Consent of Joanna Poeck, BEng Mining, SME-RM, MMSAQP #01387QP
23.3	Consent of Ben Parsons, MSc, MAusIMM (CP)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(14)	XBRL Instance Document
101.SCH(14)	XBRL Taxonomy Extension – Schema
101.CAL(14)	XBRL Taxonomy Extension – Calculations
101.DEF(14)	XBRL Taxonomy Extension – Definitions
101.LAB(14)	XBRL Taxonomy Extension – Labels
101.PRE(14)	XBRL Taxonomy Extension – Presentations

#	Management compensation plan, arrangement or agreement.

**	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on September 20, 2016.

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-213451) filed with the SEC on September 2, 2016 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 20, 2017 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 21, 2017 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on March 24, 2017 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 5, 2017 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-217272) filed with the SEC on April 12, 2017 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on August 1, 2017 and incorporated herein by reference

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on August 29, 2017 and incorporated herein by reference

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 13, 2017 and incorporated herein by reference

(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-55710) filed with the SEC on February 9, 2018 and incorporated herein by reference

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 9, 2018 and incorporated herein by reference

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on July 2, 2018 and incorporated herein by reference

(14)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2018 and June 30, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2018, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017 and 2016, (iv) the Consolidated Statements of Changes in Equity for the years ended June 30, 2018, 2017 and 2016, (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/Neal Shah
Neal Shah Chief Financial Officer

August 31, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 31, 2018.

Signature	Title
/s/ Mark A. Smith	President, Chief Executive Officer (Principal
Mark A. Smith	Executive Officer and Authorized U.S. Representative)
and Chairman of the Board of Directors

/s/ Neal Shah	Chief Financial Officer (Principal Financial and
Neal Shah	Accounting Officer)

/s/ Joseph A. Carrabba	Director
Joseph A. Carrabba

/s/ Michael Morris	Director
Michael Morris

/s/ David C. Beling	Director
David C. Beling

/s/ Anna Castner Wightman	Director
Anna Castner Wightman

/s/ Nilsa Guerrero-Mahon	Director
Nilsa Guerrero-Mahon

