Form 10-Q
period 2018-09-30
NIOCORP DEVELOPMENTS LTD
filed 2018-11-08
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 8, 2018, the registrant had 221,846,266 Common Shares outstanding.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	September 30, 2018	June 30, 2018
ASSETS
Current
Cash		$2,011	$73
Prepaid expenses and other		164	18
Other current assets	4	543	474
Total current assets		2,718	565
Non-current
Deposits		36	35
Available for sale securities at fair value		13	12
Mineral interests		10,617	10,617
Total assets		$13,384	$11,229

LIABILITIES
Current
Accounts payable and accrued liabilities		$1,729	$1,686
Related party loans	7	1,480	1,480
Convertible debt, current portion	5	—	756
Derivative liability, convertible debt		—	8
Total current liabilities		3,209	3,930
Convertible debt, net of current portion	5	5,174	4,106
Total liabilities		8,383	8,036
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 220,944,160 and 213,405,372, respectively	6	78,143	74,683
Additional paid-in capital		12,561	12,379
Accumulated deficit		(85,080)	(83,349)
Accumulated other comprehensive loss		(623)	(520)
Total equity		5,001	3,193
Total liabilities and equity		$13,384	$11,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended September 30,
	Note	2018	2017
Operating expenses
Employee related costs		$312	$772
Professional fees		51	275
Exploration expenditures	8	777	713
Other operating expenses		118	172
Total operating expenses		1,258	1,932
Change in financial instrument fair value	5	493	23
Foreign exchange loss (gain)		(118)	(237)
Interest expense		99	84
(Gain) loss on available for sale securities		(1)	11
Loss before income taxes		1,731	1,813
Income tax benefit		—	—
Net loss		$1,731	$1,813

Other comprehensive loss:
Net loss		$1,731	$1,813
Other comprehensive (gain) loss:
Reporting currency translation		103	285
Total comprehensive loss		$1,834	$2,098

Loss per common share, basic and diluted		$0.01	$0.01

Weighted average common shares outstanding		215,355,392	202,023,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the three months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(1,731)	$(1,813)
Non-cash elements included in net loss:
Depreciation	—	2
Change in financial instrument fair value	493	23
Unrealized loss on available-for-sale investments	(1)	11
Accretion of convertible debt	44	36
Foreign exchange gain loss	(105)	(227)
Share-based compensation	41	451
	(1,259)	(1,517)
Change in working capital items:
Receivables	—	8
Prepaid expenses	(146)	52
Accounts payable and accrued liabilities	33	(322)
Net cash used in operating activities	(1,372)	(1,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	—	15
Net cash used in investing activities	—	15

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	2,412	1,545
Share issue costs	(44)	(189)
Issuance of convertible debt	1,000	500
Other current assets	(69)	(289)
Net cash provided by financing activities	3,299	1,567
Exchange rate effect on cash and cash equivalents	11	11
Change in cash and cash equivalents during period	1,938	(186)
Cash and cash equivalents, beginning of period	73	503
Cash and cash equivalents, end of period	$2,011	$317

Supplemental cash flow information:
Amounts paid for interest	$16	$16
Amounts paid for income taxes	$—	$—
Non-cash financing transactions
Lind conversions	$1,077	$1,441
Debt to equity conversion	$—	$207

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total

Balance, June 30, 2017	198,776,337	$68,029	$10,320	$(74,852)	$(606)	$2,891
Exercise of options	10,091	5	—	—	—	5
Fair value of broker warrants granted	—	—	41	—	—	41
Fair value of Lind Warrants granted	—	—	724	—	—	724
Private placement – July 2017	2,962,500	1,540	—	—	—	1,540
Private placement – September 2017	415,747	207	—	—	—	207
Debt conversions	11,240,697	5,130	—	—	—	5,130
Share issuance costs	—	(230)	—	—	—	(230)
Fair value of stock options exercised	—	2	(2)	—	—	—
Share-based payments	—	—	1,296	—	—	1,296
Reporting currency presentation	—	—	—	—	86	86
Loss for the year	—	—	—	(8,497)	—	(8,497)
Balance, June 30, 2018	213,405,372	$74,683	$12,379	$(83,349)	$(520)	$3,193
Exercise of options	16,203	—	—	—	—	—
Fair value of Lind warrants granted	—	—	156	—	—	156
Private placements – September 2018	4,975,158	2,412	—	—	—	2,412
Debt conversions	2,547,427	1,077	—	—	—	1,077
Share issuance costs	—	(44)	—	—	—	(44)
Fair value of stock options exercised	—	15	(15)	—	—	—
Share-based payments	—	—	41	—	—	41
Reporting currency presentation	—	—	—	—	(103)	(103)
Loss for the period	—	—	—	(1,731)	—	(1,731)
Balance, September 30, 2018	220,944,160	$78,143	$12,561	$(85,080)	$(623)	$5,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2018.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at September 30, 2018, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2018. The interim results are not necessarily indicative of results for the full year ending June 30, 2019, or future operating periods.

b)	Recent Accounting Standards

Issued and Not Effective

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

In February 2016, Accounting Standards Update (“ASU”) 2016-02 was issued related to leases, which was further amended in September 2017 by ASU 2017-13, in January 2018 by ASU 2018-01 and in July 2018 by ASU 2018-10 and 2018-11. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. The new guidance is effective for the Company’s fiscal year beginning December 1, 2019 and early adoption is permitted. The Company anticipates adopting the new guidance effective with our fiscal year beginning July 1, 2020. Adoption of this guidance is not expected to materially increase the Company’s assets and liabilities.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation — Improvements to Nonemployee Share-Based Payment Accounting. This update aims to simplify the accounting for share-based payments awarded to non-employees for goods or services acquired. The update specifies that the measurement date is the grant date and that awards are required to be measured at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update modifies the disclosure requirements on fair value measurements in Topic 820 and eliminates ‘at a minimum’ from the phrase ‘an entity shall disclose at a minimum’ to promote the appropriate exercise of discretion by entities when considering fair value disclosures and to clarify that materiality is an appropriate consideration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impacts that adoption of this guidance will have on its consolidated financial statements.

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

The Company incurred a loss of $1,731 for the three months ended September 30, 2018 (2017 - $1,813) and had a working capital deficit and an accumulated deficit of $491 and $85,080, respectively, as of September 30, 2018. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

5.	CONVERTIBLE DEBT

	As of
	September 30, 2018	June 30, 2018
Convertible notes, current portion	$—	$756

Convertible notes, net of current portion	$800	$—
Convertible security, noncurrent	4,374	4,106
Convertible debt, net of current portion	$5,174	$4,106

Convertible Security Funding

Changes in the Lind Asset Management IV, LLC (“Lind”) convertible securities balance are comprised of the following:

Convertible Security
Balance, June 30, 2018	$4,106
Additional debt drawdown	1,000
Conversions, at fair value	(1,077)
Change in fair market value	345
Balance, September 30, 2018	$4,374

On June 27, 2018, the Company signed a definitive convertible security funding agreement (the “Subsequent Lind Agreement”) with Lind. Pursuant to the issuance of a convertible security (the “Subsequent Convertible Security” and, together with the previous Lind convertible security (the “Original Lind Security), the “Convertible Securities”), a total of $1,000 was funded on July 9, 2018. The Subsequent Lind Agreement replaces the Convertible Security Funding Agreement, dated December 14, 2015, between the Company and Lind (the “Original Lind Agreement”) in respect of the remaining $1,000 funding amount available under the Original Lind Agreement and accordingly, no further funding will be provided by Lind to the Company under the Original Lind Agreement. The terms of the Subsequent Convertible Security are substantially similar to the terms governing like securities under the Original Lind Agreement. As a result, upon payment of the $1,000 in funding by Lind to the Company, the Subsequent Convertible Security was issued in the amount of $1,200 ($1,000 in funding plus implied interest), and the Company issued warrants (“Warrants”) to Lind, as follows:

					Black Scholes Pricing Model Inputs
Funding Date	Face Value[1]	Warrants Issued[2]	Issue Price[3]	Warrant Expiry Date	Risk-free Rate	Yield	Volatility	Expected Life
July 9, 2018	$1,200	1,035,319	C$0.77	July 9, 2021	2.0%	0%	58.3%	3 years

[1]	Includes implied interest.
[2]	The value of Warrants issued totaled $156, which was expensed to Change in Financial Instrument Fair Value.
[3]	The price to convert one Warrant into one common share of the Company (“Common Share”).

The Convertible Securities are convertible into Common Shares at a conversion price equal to 85% of the volume weighted average trading price of the Common Shares (in Canadian dollars) on the Toronto Stock Exchange for the five consecutive trading days immediately prior to the date on which Lind provides the Company with notice of its intention to convert an amount of the applicable Convertible Security from time to time. During the three-month period ended September 30, 2018, $1,000 principal amount of the Original Convertible Security was converted into 2,547,427 Common Shares.

The Convertible Securities contains financial and non-financial covenants customary for a facility of its size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000 and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance with these covenants as of September 30, 2018.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Convertible Notes

Changes in the Company’s outstanding convertible promissory notes (the “Convertible Notes”) balance are comprised of the following:

Convertible Notes
Balance, June 30, 2018	$756
Accreted interest, net of interest paid	44
Balance, September 30, 2018	$800

The changes in the derivative liability related to the conversion feature of the Convertible Notes are as follows:

Derivative Liability
Balance, June 30, 2018	$8
Change in fair value of derivative liability	(8)
Balance, September 30, 2018	$—

Effective October 10, 2018, the due date for the Convertible Notes was extended for one year to October 14, 2019. All other terms and conditions remained unchanged.

6.	COMMON STOCK

a)	Issuances

On September 14, 2018, the Company completed the first tranche closing (the “First Tranche Closing”) of a non-brokered private placement (the “September 2018 Offering”) of units (each a “Unit”). The First Tranche Closing consisted of the issuance of 2,917,587 Units, at a price of C$0.63 per Unit, for gross proceeds of C$1,838. Each Unit issued in connection with the First Tranche Closing consists of one Common Share and one-half of one Warrant. Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.75 until September 14, 2020.

On September 28, 2018, the Company completed the second and final tranche closing (the “Second Tranche Closing”) of the September 2018 Offering. The Second Tranche Closing consisted of the issuance of 2,057,571 Units, at a price of C$0.63 per Unit, for gross proceeds of C$1,296. Each Unit issued in connection with the Second Tranche Closing consists of one Common Share and one-half of one Warrant. Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.75 until September 28, 2020.

Net proceeds from the September 2018 Offering will be used by the Company for continued development of NioCorp’s Elk Creek Project and for general corporate purposes. The Company paid cash commissions of C$18 in connection with the September 2018 Offering to brokers outside of the United States.

b)	Stock Options

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2018	15,587,409	$0.65
Issued	—	—
Exercised	(16,203)	0.47
Cancelled/expired	(466,297)	0.76
Balance, September 30, 2018	15,104,909	$0.65

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following table summarizes information about options to purchase Common Shares (“Options”) outstanding at September 30, 2018:

Exercise Price (C$)	Expiry Date	Number Outstanding	Aggregate Intrinsic Value (C$)	Number Exercisable	Aggregate Intrinsic Value (C$)
$0.47	November 9, 2022	3,800,000	$380	3,800,000	$380
$0.62	January 19, 2021	5,264,909	—	5,264,909	—
$0.76	March 6, 2022	5,400,000	—	5,400,000	—
$0.94	April 28, 2019	100,000	—	100,000	—
$0.94	July 21, 2021	540,000	—	540,000	—
		15,104,909	$380	15,104,909	$380

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$0.57 as of September 30, 2018, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of September 30, 2018, was 3,800,000. The total intrinsic value of Options exercised during the three months ended September 30, 2018, was C$8.

As of September 30, 2018, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

c)	Warrants

	Warrants	Weighted Average Exercise Price (C$)
Balance June 30, 2018	28,648,610	$0.77
Granted	3,522,896	0. 76
Balance, September 30, 2018	32,171,506	$0. 77

As discussed above under Note 5, the Company granted 1,035,319 Warrants to Lind in connection with the Convertible Security funding increases. As discussed above under Note 6a, the Company granted 2,487,577 Warrants in conjunction with the September 2018 Offering.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

At September 30, 2018, the Company has outstanding exercisable Warrants, as follows:

Number	Exercise Price (C$)	Expiry Date
355,132	0.54	December 6, 2020
308,901	0.62	October 31, 2020
283,413	0.66	September 28, 2020
541,435	0.69	February 7, 2021
529,344	0.70	February 5, 2021
3,125,000	0.72	December 22, 2018
1,546,882	0.72	January 30, 2021
1,058,872	0.72	April 5, 2021
260,483	0.73	August 15, 2020
9,150,285	0.75	January 19, 2019
1,458,792	0.75	September 14, 2020
1,028,785	0.75	September 28, 2020
1,035,319	0.77	July 9, 2021
3,155,062	0.79	July 26, 2021
3,860,800	0.85	February 14, 2020
3,043,024	0.85	February 21, 2020
539,307	0.85	February 28, 2020
890,670	0.90	March 31, 2020
32,171,506

7.	RELATED PARTY TRANSACTIONS AND BALANCES

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

As of September 30, 2018, the principal amount outstanding under the Credit Facility was $480 and accounts payable and accrued liabilities included interest payable and loan establishment fees payable to Mr. Smith of $109.

8.	Exploration Expenditures

	For the Three Months Ended September 30,
	2018	2017
Technical studies and engineering	$609	$395
Field management and other	129	210
Metallurgical development	39	83
Geologists and field staff	—	25
Total	$777	$713

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and June 30, 2018, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,011	$2,011	$—	$—
Available-for-sale securities	13	13	—	—
Total	$2,024	$2,024	$—	$—
Liabilities:
Convertible debt	$4,374	$—	$—	$4,374
Derivative liability, convertible debt	—	—	—	—
Total	$4,374	$—	$—	$4,374

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73	$73	$—	$—
Available-for-sale securities	12	12	—	—
Total	$85	$85	$—	$—
Liabilities:
Convertible debt	$4,106	$—	$—	$4,106
Derivative liability, convertible debt	8	—	—	8
Total	$4,114	$—	$—	$4,114

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2018	$4,114
Additional debt drawdown	1,000
Conversions to equity	(1,077)
Realized and unrealized losses	337
Balance, September 30, 2018	$4,374

10.	SUBSEQUENT EVENTS

See Note 5 for disclosure regarding the extension of the due date for the Convertible Notes.

On October 8, 2018, the Company and IBC Advanced Alloys (“IBC”) announced the successful production of aluminum-scandium master alloy. The master alloy was produced at the Ames Laboratory, a U.S. government-owned, contractor-operated national laboratory of the U.S. Department of Energy, located in Ames Iowa. NioCorp and IBC intend to utilize the master alloy from this program to further the companies’ ongoing efforts to develop specialty scandium-containing alloys and/or prototype products for potential commercial use. The two companies are operating under a joint development agreement to investigate and develop applications for scandium-containing materials for a range of downstream markets.

On October 10, 2018, the Company announced that it signed a commercial sales agreement with Traxys North America LLC (“Traxys”) for up to 120 tonnes of scandium trioxide over the first 10 years of operation of the Elk Creek Project. The contract presupposes the Company securing project financing, obtaining all necessary approvals, and constructing a mine and processing facility at Elk Creek. Under the sales agreement, Traxys is obligated to purchase 12 tonnes per year of scandium trioxide for the first 10 years of the Elk Creek Project’s production, subject to satisfaction of certain conditions. That annual amount represents approximately 10 percent of NioCorp’s planned annual production of Scandium. Traxys can purchase more than 12 tonnes per year from NioCorp, and the agreement can be extended beyond the 10-year term, by mutual agreement. Pursuant to the commercial sales agreement, Traxys will focus its scandium sales and marketing efforts on customers in the aerospace and sporting goods sectors, and it retains the exclusive right to sell NioCorp scandium to those sectors. In return, pursuant to the commercial sales agreement, Traxys has agreed to purchase its entire needs of scandium trioxide, scandium alloys, scandium master alloy and other scandium-based products exclusively from NioCorp, including for scandium sales to other sectors, subject to availability of adequate supplies by NioCorp and other conditions. Pursuant to the commercial sales agreement, NioCorp will work with Traxys to promote and market scandium to the aerospace, sporting goods and other industry sectors. NioCorp retains the right to make direct sales of scandium to markets outside of aerospace and sporting goods, as well as direct sales to the U.S. Government.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three months ended September 30, 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as well as other factors described elsewhere in this report and the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

National Instrument 43-101 Compliance

Scott Honan, M.Sc., SME-RM, a qualified person as defined by National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), has supervised the preparation of the scientific and technical information that forms the basis for the Elk Creek Project disclosure in this Quarterly Report on Form 10-Q and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Honan is not independent of the Company, as he is the Vice President, Business Development. For additional information on the Elk Creek Project, including information relating to exploration, data verification, the mineral resource estimates and the mineral reserve estimates, see the Revised NI 43-101 Technical Report (the “Revised Elk Creek Feasibility Study”), dated December 15, 2017, which is available under NioCorp’s profile on the Canadian Securities Administrators website at www.sedar.com.

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

Recent Corporate Events

On October 10, 2018, the Company announced that it signed a commercial sales agreement with Traxys North America LLC (“Traxys”) for up to 120 tonnes of scandium trioxide over the first 10 years of operation of the Elk Creek Project. The contract presupposes the Company securing project financing, obtaining all necessary approvals, and constructing a mine and processing facility at Elk Creek. Under the sales agreement, Traxys is obligated to purchase 12 tonnes per year of scandium trioxide for the first 10 years of the Elk Creek Project’s production, subject to satisfaction of certain conditions. That annual amount represents approximately 10 percent of NioCorp’s planned annual production of Scandium. Traxys can purchase more than 12 tonnes per year from NioCorp, and the agreement can be extended beyond the 10-year term, by mutual agreement. Pursuant to the commercial sales agreement, Traxys will focus its scandium sales and marketing efforts on customers in the aerospace and sporting goods sectors, and it retains the exclusive right to sell NioCorp scandium to those sectors. In return, pursuant to the commercial sales agreement, Traxys has agreed to purchase its entire needs of scandium trioxide, scandium alloys, scandium master alloy and other scandium-based products exclusively from NioCorp, including for scandium sales to other sectors, subject to availability of adequate supplies by NioCorp and other conditions. Pursuant to the commercial sales agreement, NioCorp will work with Traxys to promote and market scandium to the aerospace, sporting goods and other industry sectors. NioCorp retains the right to make direct sales of scandium to markets outside of aerospace and sporting goods, as well as direct sales to the U.S. Government.

In September 2018, the Company completed the September 2018 Offering and received aggregate gross proceeds of approximately C$3.13 million. In connection with the September 2018 Offering, the Company issued an aggregate total of 4,975,158 Units at a price of C$0.63 per Unit. Each Unit was comprised of one Common Share of the Company and one half of one Warrant. Each full Warrant entitles the holder to acquire a Common Share of the Company at a price of C$0.75 until September 14 or September 28, 2020.

On July 9, 2018, Lind funded $1,000 pursuant to notice provided by Lind to the Company of its election to advance funding under the Subsequent Convertible Security. In connection with the funding, the Company issued Warrants to Lind, as follows:

Funding Date	Face Value[1]	Warrants Issued	Issue Price[2]	Warrant Expiry Date
July 9, 2018	$1,200	1,035,319	C$0.77	July 9, 2021

1    Includes implied interest.

2   The price to convert one Warrant into one Common Share.

Elk Creek Project Update

On July 10, 2018, we announced that ongoing work on detailed underground engineering being conducted by the Nordmin Group of Companies (“Nordmin”) shows that the proposed waterline to the Missouri River, as contemplated in the Revised Elk Creek Feasibility Study, is no longer needed. Nordmin’s ongoing design engineering of the underground mine, and recently updated hydrogeological findings, show that significantly less bedrock water may be encountered during mining operations than was estimated in the Revised Elk Creek Feasibility Study. This has allowed removal of the waterline, proposed in the Revised Elk Creek Feasibility Study, from the new mine plan. Removing the proposed waterline will eliminate the Elk Creek Project’s need for Section 404 and Section 408 federal permits from the U.S. Army Corps. of Engineers (the “USACE”).

On August 27, 2018, the Company announced the receipt of a new proposed design for the underground portion of the Elk Creek Project by Nordmin. The new mine design confirms the technical feasibility of several innovative approaches to mining Elk Creek’s critical minerals which, if accepted by NioCorp, could further streamline the process of moving the Elk Creek Project to initial construction. In its mine design, Nordmin’s top-level recommendations to NioCorp include the following:

●	Artificial ground freezing is technically feasible for use when the Company sinks the production and ventilation shafts for the mine. Such technology can assist in controlling the inflow of water encountered during shaft sinking operations. The technology may also improve productivity during shaft sinking operations and eliminate the need for substantial dewatering operations prior to the onset of shaft sinking.

●	Bedrock water encountered during mining operations can be handled without the 33-mile waterline to the Missouri River that was included in the Revised Elk Creek Feasibility Study.

●	NioCorp has already secured a Section 404 permit from the USACE under Nationwide Permit 12 for the Elk Creek Project. Removing plans for a waterline to the Missouri River eliminates the Elk Creek Project’s need for an additional Section 404 permit, as well as a Section 408 permit, from the USACE. The Section 408 permit would have triggered the need for an Environmental Assessment under the National Environmental Policy Act, a process that can take months or more to complete.

●	Additionally, removing the waterline eliminates the need for the Elk Creek Project to secure a National Pollutant Discharge Elimination Permit from the Nebraska Department of Environmental Quality.

The mine design recommendations submitted to NioCorp by Nordmin are being reviewed and analyzed by NioCorp. If approved, they will then be integrated into the project plan and overall impacts to the economics of the Elk Creek Project can be assessed and, if material, an update to the Revised Elk Creek Feasibility Study will be completed.

In addition to the mine design work completed under the Nordmin Agreement, we continued to advance other Elk Creek Project-related work during the quarter. Primary activities included:

●	Continued development of an air construction permit application with the Nebraska Department of Environmental Quality, which we expect to file in calendar 2019; and

●	Continued the competitive process to identify and select engineering, procurement and construction firms for surface development.

In addition to the underground engineering and permit application work noted above, we expect to undertake the following planned activities to advance the Elk Creek Project through to the construction phase as funds become available through the Company’s fundraising efforts:

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

	For the three months ended September 30,
	2018	2017
Operating expenses:
Employee-related costs	$312	$772
Professional fees	51	275
Exploration expenditures	777	713
Other operating expenses	118	172
Total operating expenses	1,258	1,932

Change in financial instrument fair value	493	23
Foreign exchange gain	(118)	(237)
Interest expense	99	84
(Gain) loss on available for sale securities	(1)	11
Income tax expense	—	—
Net Loss	$1,731	$1,813

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Significant items affecting operating expenses are noted below:

Employee related costs decreased due to decreased share-based compensation costs reflecting the timing of Option issuances and the corresponding vesting periods, as well as the number of Options granted and associated fair value calculations.

Professional fees include legal and accounting services. Overall, these fees decreased, reflecting the timing of legal fees associated with SEC filings and ongoing compliance efforts.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures and other miscellaneous costs. These costs decreased primarily due to the timing of Option issuances and the corresponding vesting periods, and the number of Options granted and associated fair value calculations for Board members, as well as the timing of financial services.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of the Convertible Securities, which are carried at fair value, as well as changes in the market value of the derivative liability component of the Company’s outstanding convertible promissory notes, and the fair market value of Warrants issued in connection with the funding of the Original Convertible Security and the Subsequent Convertible Security. The 2018 loss includes the value of Warrants issued to Lind in connection with the funding of the Subsequent Convertible Security, as well as recognition of prepaid interest incurred on funding.

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

As of September 30, 2018, the Company had cash of $2.0 million and a working capital deficit of $0.5 million, compared to cash of $0.1 million and working capital deficit of $3.4 million on June 30, 2018. This change in working capital is the result of cash inflows from financing initiatives and the continued conversion of the Original Convertible Security.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $3.8 million until June 30, 2019. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $430 per month where approximately $270 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $160 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly-owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $4.5 million - $5.0 million to continue planned operations for the next twelve months focused on financing and detailed engineering efforts related to the Elk Creek Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $30 until June 30, 2019. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2019, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

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

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2018 disclose a “going concern” qualification and disclosures to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

Operating Activities

During the three months ended September 30, 2018, the Company’s operating activities consumed $1.4 million of cash (2017: $1.8 million). The cash used in operating activities for 2018 reflects the Company’s funding of losses of $1.7 million, partially offset by share-based compensation charges and other non-cash transactions. Overall, 2018 operational outflows declined from 2017 due to a reduction in professional fees incurred, as well as changes in accounts payable and accrued liabilities. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $3.3 million during the three months ended September 30, 2018 as compared to $1.6 million during the corresponding period in 2017, primarily reflecting the timing of private placement issuances and convertible debt instrument issuances initiated during the comparative periods.

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

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Tabular Disclosure of Contractual Obligations” as of June 30, 2018, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies” as of June 30, 2018, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Certain U.S. Federal Income Tax Considerations

The Company has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, under the heading “Risks Related to the Common Shares.”

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

Foreign currency exchange risk

The company incurs expenditures in both USD and C$. Canadian dollar expenditures are primarily related to certain Common Share-related costs and corporate professional services. As a result, currency exchange fluctuations may impact the costs of our operating activities. To reduce this risk, we maintain sufficient cash balances in C$ to fund expected near-term expenditures.

Commodity price risk

The Company is exposed to commodity price risk related to the elements associated with the Elk Creek Project. A significant decrease in the global demand for these elements may have a material adverse effect on our business. The Elk Creek Project is not in production, and the Company does not currently hold any commodity derivative positions.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2018, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.1(2)	Form of Subscription Agreement
4.2(2)	Warrant Indenture, dated as of September 14, 2018, between the Company and Computershare Trust Company of Canada, as warrant agent
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension- Schema
101.CAL(3)	XBRL Taxonomy Extension – Calculations
101.DEF(3)	XBRL Taxonomy Extension – Definitions
101.LAB(3)	XBRL Taxonomy Extension – Labels
101.PRE(3)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on September 18, 2018 and incorporated herein by reference.
(3)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2018 and 2017, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2018 and 2017, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2018 and the Year Ended June 30, 2018 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: November 8, 2018

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2018