Form 10-Q
period 2018-12-31
NIOCORP DEVELOPMENTS LTD
filed 2019-02-08
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
OR
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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 8, 2019, the registrant had 224,837,434 Common Shares outstanding.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

	As of
	Note	December 31, 2018	June 30, 2018

ASSETS
Current
Cash		$813	$73
Prepaid expenses and other		129	18
Other current assets	4	580	474
Total current assets		1,522	565
Non-current
Deposits		35	35
Available for sale securities at fair value		10	12
Mineral interests		10,617	10,617
Total assets		$12,184	$11,229

LIABILITIES
Current
Accounts payable and accrued liabilities		$2,370	$1,686
Related party loans	7	1,480	1,480
Convertible debt, current portion	5	800	756
Derivative liability, convertible debt		30	8
Total current liabilities		4,680	3,930
Convertible debt, net of current portion	5	3,339	4,106
Total liabilities		8,019	8,036
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 223,936,708 and 213,405,372, respectively	6	79,320	74,683
Additional paid-in capital		12,746	12,379
Accumulated deficit		(87,553)	(83,349)
Accumulated other comprehensive loss		(348)	(520)
Total equity		4,165	3,193
Total liabilities and equity		$12,184	$11,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2018	2017	2018	2017
Operating expenses
Employee related costs		$403	$751	$715	$1,399
Professional fees		94	118	145	393
Exploration expenditures	8	1,228	303	2,005	1,016
Other operating expenses		233	391	351	687
Total operating expenses		1,958	1,563	3,216	3,495
Change in financial instrument fair value	5	140	274	633	297
Foreign exchange loss (gain)		316	36	198	(201)
Interest expense		56	91	155	175
(Gain) loss on available for sale securities		3	(4)	2	7
Loss before income taxes		2,473	1.960	4,204	3,773
Income tax benefit		—	—	—	—
Net loss		$2,473	$1,960	$4,204	$3,773

Other comprehensive loss:
Net loss		$2,473	$1,960	$4,204	$3,773
Other comprehensive (gain) loss:
Reporting currency translation		(275)	(27)	(172)	258
Total comprehensive loss		$2,198	$1,933	$4,032	$4,031

Loss per common share, basic and diluted		$0.01	$0.01	$0.02	$0.02

Weighted average common shares outstanding		222,247,889	183,625,989	218,817,905	182,078,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the six months ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(4,204)	$(3,773)
Non-cash elements included in net loss:
Depreciation	—	3
Change in financial instrument fair value	633	297
Unrealized loss on available-for-sale investments	2	7
Accretion of convertible debt	44	75
Foreign exchange loss (gain)	218	(197)
Share-based compensation	226	1,113
	(3,081)	(2,475)
Change in working capital items:
Receivables	—	7
Prepaid expenses	(111)	144
Accounts payable and accrued liabilities	697	(242)
Net cash used in operating activities	(2,495)	(2,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	—	15
Net cash used in investing activities	—	15

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	2,476	1,545
Share issue costs	(76)	(189)
Issuance of convertible debt	1,000	1,000
Related party debt drawdown	—	180
Other current assets	(106)	(422)
Net cash provided by financing activities	3,294	2,114
Exchange rate effect on cash and cash equivalents	(59)	14
Change in cash and cash equivalents during period	740	(423)
cash and cash equivalents, beginning of period	73	503
Cash and cash equivalent, end of period	$813	$80

Supplemental cash flow information:
Amounts paid for interest	$32	$32
Amounts paid for income taxes	$—	$—
Non-cash financing transactions
Lind conversions	$2,222	$3,030
Debt to equity conversion	$—	$207

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	Six months ended December 31, 2018 and 2017
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2017	198,776,337	$68,029	$10,320	$(74,852)	$(606)	$2,891
Exercise of options	10,091	7	(2)	—	—	5
Fair value of broker warrants granted	—	—	41	—	—	41
Fair value of Lind Warrants granted	—	—	127	—	—	127
Private placement – July 2017	2,962,500	1,540	—	—	—	1,540
Private placement – September 2017	415,747	207	—	—	—	207
Debt conversions	6,696,590	3,030	—	—	—	3,030
Share issuance costs	—	(230)	—	—	—	(230)
Share-based payments	—	—	1,113	—	—	1,113
Reporting currency presentation	—	—	—	—	(259)	(259)
Loss for the year	—	—	—	(3,773)	—	(3,773)
Balance, December 31, 2017	208,861,265	$72,583	$11,599	$(78,625)	$(865)	$4,692

Balance, June 30, 2018	213,405,372	$74,683	$12,379	$(83,349)	$(520)	$3,193
Exercise of Warrants	115,000	64	—	—	—	64
Exercise of options	16,203	15	(15)	—	—	—
Fair value of Lind warrants granted	—	—	156	—	—	156
Private placements – September 2018	4,975,158	2,412	—	—	—	2,412
Debt conversions	5,424,975	2,222	—	—	—	2,222
Share issuance costs	—	(76)	—	—	—	(76)
Share-based payments	—	—	226	—	—	226
Reporting currency presentation	—	—	—	—	172	172
Loss for the period	—	—	—	(4,204)	—	(4,204)
Balance, December 31, 2018	223,936,708	$79,320	$12,746	$(87,553)	$(348)	$4,165

	Three months ended December 31, 2018 and 2017
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2017	204,518,956	$70,993	$10,876	$(76,665)	$(892)	$4,312
Fair value of Lind Warrants granted	—	—	61	—	—	61
Debt conversions	4,342,309	1,590	—	—	—	1,590
Share-based payments	—	—	662	—	—	662
Reporting currency presentation	—	—	—	—	27	27
Loss for the year	—	—	—	(1,960)	—	(1,960)
Balance, December 31, 2017	208,861,265	$72,583	$11,599	$(78,625)	$(865)	$4,692

Balance, September 30, 2018	220,944,160	$78,143	$12,561	$(85,080)	$(623)	$5,001
Exercise of Warrants	115,000	64	—	—	—	64
Debt conversions	2,877,548	1,145	—	—	—	1,145
Share issuance costs	—	(32)	—	—	—	(32)
Share-based payments	—	—	185	—	—	185
Reporting currency presentation	—	—	—	—	275	275
Loss for the period	—	—	—	(2,473)	—	(2,473)
Balance, December 31, 2018	223,936,708	$79,320	$12,746	$(87,553)	$(348)	$4,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at December 31, 2018, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2018. The interim results are not necessarily indicative of results for the full year ending June 30, 2019, or future operating periods.

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

In February 2016, Accounting Standards Update (“ASU”) 2016-02 was issued related to leases, which was further amended in September 2017 by ASU 2017-13, in January 2018 by ASU 2018-01 and in July 2018 by ASU 2018-10 and 2018-11. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company anticipates adopting the new guidance effective with our fiscal year beginning July 1, 2019. Adoption of this guidance is not expected to materially increase the Company’s assets and liabilities.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

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

The Company incurred a loss of $4,204 for the six months ended December 31, 2018 (2017 - $3,773) and had a working capital deficit and an accumulated deficit of $3,158 and $87,553, respectively, as of December 31, 2018. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company's ability to continue as a going concern.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

5.	CONVERTIBLE DEBT

	As of
	December 31, 2018	June 30, 2018
Convertible notes, current portion	$800	$756

Convertible security, noncurrent	$3,339	$4,106

Convertible Security Funding

Changes in the Lind Asset Management IV, LLC (“Lind”) convertible securities balance are comprised of the following:

Convertible Security
Balance, June 30, 2018	$4,106
Additional debt drawdown	1,000
Conversions, at fair value	(2,222)
Change in fair market value	455
Balance, December 31, 2018	$3,339

On June 27, 2018, the Company signed a definitive convertible security funding agreement (the "Subsequent Lind Agreement") with Lind. Pursuant to the issuance of a convertible security (the “Subsequent Convertible Security” and, together with the previous Lind convertible security (the “Original Lind Security), the “Convertible Securities”), a total of $1,000 was funded on July 9, 2018. The Subsequent Lind Agreement replaces the Convertible Security Funding Agreement, dated December 14, 2015, between the Company and Lind (the “Original Lind Agreement”) in respect of the remaining $1,000 funding amount available under the Original Lind Agreement and accordingly, no further funding will be provided by Lind to the Company under the Original Lind Agreement. The terms of the Subsequent Convertible Security are substantially similar to the terms governing like securities under the Original Lind Agreement. As a result, upon payment of the $1,000 in funding by Lind to the Company, the Subsequent Convertible Security was issued in the amount of $1,200 ($1,000 in funding plus implied interest), and the Company issued warrants (“Warrants”) to Lind, as follows:

					Black Scholes Pricing Model Inputs
Funding Date	Face Value[1]	Warrants Issued[2]	Issue Price[3]	Warrant Expiry Date	Risk-free Rate	Yield	Volatility	Expected Life
July 9, 2018	$1,200	1,035,319	C$0.77	July 9, 2021	2.0%	0%	58.3%	3 years

1       Includes implied interest.

2       The value of Warrants issued totaled $156, which was expensed to Change in Financial Instrument Fair Value.

3       The price to convert one Warrant into one common share of the Company (“Common Share”).

The Convertible Securities are convertible into Common Shares at a conversion price equal to 85% of the volume weighted average trading price of the Common Shares (in Canadian dollars) on the Toronto Stock Exchange for the five consecutive trading days immediately prior to the date on which Lind provides the Company with notice of its intention to convert an amount of the applicable Convertible Security from time to time. During the six-month period ended December 31, 2018, $2,050 principal amount of the Original Convertible Security was converted into 5,424,975 Common Shares.

The Convertible Securities contains financial and non-financial covenants customary for a facility of its size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000 and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance with these covenants as of December 31, 2018.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Convertible Notes

Changes in the Company’s outstanding convertible promissory notes (the “Convertible Notes”) balance are comprised of the following:

Convertible Notes
Balance, June 30, 2018	$756
Accreted interest, net of interest paid	44
Balance, December 31, 2018	$800

The changes in the derivative liability related to the conversion feature of the Convertible Notes are as follows:

Derivative Liability
Balance, June 30, 2018	$8
Change in fair value of derivative liability	22
Balance, December 31, 2018	$30

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

b)	Stock Options

	Number of Options	Weighted Average Exercise Price(C$)
Balance, June 30, 2018	15,587,409	$0.65
Issued	4,445,000	0.54
Exercised	(16,203)	0.47
Cancelled/expired	(466,297)	0.76
Balance, December 31, 2018	19,549,909	$0.62

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following table summarizes information about options to purchase Common Shares (“Options”) outstanding at December 31, 2018:

Exercise Price (C$)	Expiry Date	Number Outstanding	Aggregate Intrinsic Value (C$)	Number Exercisable	Aggregate Intrinsic Value (C$)
$0.47	November 9, 2022	3,800,000	$532	3,800,000	$532
$0.54	November 15, 2023	4,445,000	311	—	—
$0.62	January 19, 2021	5,264,909	—	5,264,909	—
$0.76	March 6, 2022	5,400,000	—	5,400,000	—
$0.94	April 28, 2019	100,000	—	100,000	—
$0.94	July 21, 2021	540,000	—	540,000	—
		19,549,909	$843	15,104,909	$532

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$0.61 as of December 31, 2018, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of December 31, 2018, was 3,800,000. The total intrinsic value of Options exercised during the six months ended December 31, 2018, was C$8.

As of December 31, 2018, there was $539 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

c)	Warrants

	Warrants	Weighted Average Exercise Price (C$)
Balance June 30, 2018	28,648,610	$0.77
Granted	3,522,896	0.76
Exercised	(115,000)	0.75
Expired	(3,125,000)	0.72
Balance, December 31, 2018	28,931,506	$0.78

As discussed above under Note 5, the Company granted 1,035,319 Warrants to Lind in connection with the Convertible Security funding increases. As discussed above under Note 6a, the Company granted 2,487,577 Warrants in conjunction with the September 2018 Offering.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

At December 31, 2018, the Company has outstanding exercisable Warrants, as follows:

Number	Exercise Price (C$)	Expiry Date
355,132	0.54	December 6, 2020
308,901	0.62	October 31, 2020
283,413	0.66	September 28, 2020
541,435	0.69	February 7, 2021
529,344	0.70	February 5, 2021
1,546,882	0.72	January 30, 2021
1,058,872	0.72	April 5, 2021
260,483	0.73	August 15, 2020
9,035,285	0.75	January 19, 2019
1,458,792	0.75	September 14, 2020
1,028,785	0.75	September 28, 2020
1,035,319	0.77	July 9, 2021
3,155,062	0.79	July 26, 2021
3,860,800	0.85	February 14, 2020
3,043,024	0.85	February 21, 2020
539,307	0.85	February 28, 2020
890,670	0.90	March 31, 2020
28,931,506

7.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Original Smith Loan”), that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”), and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. As of December 31, 2018, the principal amount outstanding under the Original Smith Loan is $1,000.

The Company also has a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2,000 with Mr. Smith. The Credit Facility bears an interest rate of 10% and drawdowns from the Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. As of December 31, 2018, the principal amount outstanding under the Credit Facility was $480.

Accounts payable and accrued liabilities included interest payable to Mr. Smith of $149.

8.	Exploration Expenditures

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
Technical studies and engineering	$1,041	$59	$1,650	$454
Field management and other	144	132	273	342
Metallurgical development	43	89	82	172
Geologists and field staff	—	23	—	48
Total	$1,228	$303	$2,005	$1,016

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2018

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and June 30, 2018, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$813	$813	$—	$—
Available-for-sale securities	10	10	—	—
Total	$823	$823	$—	$—
Liabilities:
Convertible debt	$3,339	$—	$—	$3,339
Derivative liability, convertible debt	30	—	—	30
Total	$3,369	$—	$—	$3,369

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73	$73	$—	$—
Available-for-sale securities	12	12	—	—
Total	$85	$85	$—	$—
Liabilities:
Convertible debt	$4,106	$—	$—	$4,106
Derivative liability, convertible debt	8	—	—	8
Total	$4,114	$—	$—	$4,114

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

December 31, 2018

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2018	$4,114
Additional debt drawdown	1,000
Conversions to equity	(2,222)
Realized and unrealized losses	477
Balance, December 31, 2018	$3,369

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three and six months ended December 31, 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

The mine design recommendations submitted to NioCorp by Nordmin are under review and analysis by NioCorp. If adopted, they will then be integrated into the project plan and overall impacts to the economics of the Elk Creek Project can be assessed and, if material, an update to the Revised Elk Creek Feasibility Study will be completed.

In addition to the mine design work completed under the Nordmin Agreement, we continued to advance other Elk Creek Project-related work during the quarter. Primary activities included:

●	Continued development of an air construction permit (the “Air Permit”) application with the Nebraska Department of Environmental Quality, including the detailed engineering necessary to support the submission of the Air Permit application , which we expect to file in calendar 2019; and

●	Continued the competitive process to identify and select engineering, procurement and construction firms for surface development.

Our long-term financing efforts continued during the quarter ended December 31, 2018.

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
Operating expenses:
Employee-related costs	$403	$751	$715	$1,399
Professional fees	94	118	145	393
Exploration expenditures	1,228	303	2,005	1,016
Other operating expenses	233	391	351	687
Total operating expenses	1,958	1,563	3,216	3,495

Change in financial instrument fair value	140	274	633	297
Foreign exchange loss (gain)	316	36	198	(201)
Interest expense	56	91	155	175
(Gain) loss on available for sale securities	3	(4)	2	7
Income tax expense	—	—	—	—
Net Loss	$2,473	$1,960	$4,204	$3,773

Six months ended December 31, 2018 compared to six months ended December 31, 2017

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

Exploration expenditures increased reflecting our ongoing efforts to evaluate the mine engineering design changes proposed by Nordmin and their potential impacts on the economics of the Elk Creek Project, and costs incurred to develop the detailed engineering necessary to support the submission of the Air Permit application.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures and other miscellaneous costs. These costs decreased primarily due to the timing of Option issuances, the corresponding vesting periods, the number of Options granted, and associated fair value calculations for Board members, as well as the timing of financial and investor relations services.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of the Convertible Securities, which are carried at fair value, as well as changes in the market value of the derivative liability component of the Company’s outstanding convertible promissory notes, and the fair market value of Warrants issued in connection with the funding of the Original Convertible Security and the Subsequent Convertible Security. The 2018 loss includes the value of Warrants issued to Lind in connection with the Subsequent Convertible Security funding, as well as recognition of prepaid interest incurred on funding.

Foreign exchange (gain) loss is primarily due to changes in the United States dollar (“USD”) against the Canadian dollar (“C$”) and reflects the timing of foreign currency transactions and subsequent changes in exchange rates. The impact in 2018 primarily relates to strengthening USD rates as applied to the USD-denominated convertible debt instruments and related-party debt, which are recorded on the Canadian parent company books in C$.

Three months ended December 31, 2018 compared to three months ended December 31, 2017

Overall, the increase in net loss for the three months ended December 31, 2018 as compared to the same period in 2017 is the result of primarily the same factors underlying the six-month changes, as discussed above, with respect to employee-related costs, professional fees, exploration expenditures, and foreign exchange (gain) loss. The decrease in loss for changes in financial instrument fair values in 2018 as compared to 2017 relates to warrant expense associated with Lind fundings which occurred in 2017.

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

As of December 31, 2018, the Company had cash of $0.8 million and a working capital deficit of $3.2 million, compared to cash of $0.1 million and working capital deficit of $3.4 million on June 30, 2018. Working capital remained relatively unchanged as cash inflows from financing initiatives were offset by operating expenditures.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $7 million until June 30, 2019. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $430 per month where approximately $270 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $160 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly-owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $7.0 million - $8.0 million to continue planned operations for the next twelve months focused on financing and detailed engineering efforts related to the Elk Creek Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $24 until June 30, 2019. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2019, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

We currently have no further funding commitments or arrangements for additional financing at this time (other than the potential exercise of Options and Warrants) and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. Following the end of the quarter, on January 15, 2019, 9,035,285 outstanding warrants priced at C$0.75 expired unexercised. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

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

Operating Activities

During the six months ended December 31, 2018, the Company’s operating activities consumed $2.5 million of cash (2017: $2.6 million). The cash used in operating activities for 2018 reflects the Company’s funding of losses of $4.2 million, partially offset by share-based compensation charges and other non-cash transactions. Overall, 2018 operational outflows were unchanged from 2017. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $3.3 million during the three months ended December 31, 2018 as compared to $2.1 million during the corresponding period in 2017, primarily reflecting the timing of private placement issuances initiated during the comparative periods.

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

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2018, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension- Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(3)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2018 and 2017, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2018 and 2017, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended December 31, 2018 and 2017 (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: February 8, 2019

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 8, 2019