Form 10-Q
period 2019-03-31
NIOCORP DEVELOPMENTS LTD
filed 2019-05-10
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

As of May 10, 2019, the registrant had 230,554,228 Common Shares outstanding.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	March 31, 2019	June 30, 2018
ASSETS
Current
Cash		$126	$73
Prepaid expenses and other		113	18
Other current assets	4	649	474
Total current assets		888	565
Non-current
Deposits		35	35
Available for sale securities at fair value		8	12
Mineral interests		10,617	10,617
Total assets		$11,548	$11,229

LIABILITIES
Current
Accounts payable and accrued liabilities		$3,115	$1,686
Related party loans	7	1,480	1,480
Convertible debt, current portion	5	800	756
Derivative liability, convertible debt		8	8
Total current liabilities		5,403	3,930
Convertible debt, net of current portion	5	2,187	4,106
Total liabilities		7,590	8,036
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 226,666,534 and 213,405,372, respectively	6	80,497	74,683
Additional paid-in capital		12,994	12,379
Accumulated deficit		(89,072)	(83,349)
Accumulated other comprehensive loss		(461)	(520)
Total equity		3,958	3,193
Total liabilities and equity		$11,548	$11,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended March 31,		For the nine months ended March 31,
	Note	2019	2018	2019	2018
Operating expenses
Employee related costs		$552	$410	$1,267	$1,809
Professional fees		71	150	216	543
Exploration expenditures	8	858	483	2,863	1,499
Other operating expenses		106	307	457	994
Total operating expenses		1,587	1,350	4,803	4,845
Change in financial instrument fair value	5	-	1,514	633	1,811
Foreign exchange loss (gain)		(125)	180	73	(21)
Interest expense		55	99	210	274
Loss on available for sale securities		2	3	4	10
Loss before income taxes		1,519	3,146	5,723	6,919
Income tax benefit		-	-	-	-
Net loss		$1,519	$3,146	$5,723	$6,919

Other comprehensive loss:
Net loss		$1,519	$3,146	$5,723	$6,919
Other comprehensive (gain) loss:
Reporting currency translation		113	(206)	(59)	52
Total comprehensive loss		$1,632	$2,940	$5,664	$6,971

Loss per common share, basic and diluted		$0.01	$0.02	$0.03	$0.03

Weighted average common shares outstanding		225,361,562	209,418,833	220,890,406	205,801,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the nine months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(5,723)	$(6,919)
Non-cash elements included in net loss:
Depreciation	-	4
Change in financial instrument fair value	633	1,811
Unrealized loss on available-for-sale investments	4	10
Accretion of convertible debt	44	118
Foreign exchange loss (gain)	93	24
Share-based compensation	474	1,252
	(4,475)	(3,700)
Change in working capital items:
Receivables	-	8
Prepaid expenses	(95)	121
Accounts payable and accrued liabilities	1,436	(1,056)
Net cash used in operating activities	(3,134)	(4,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	-	15
Net cash used in investing activities	-	15

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	2,476	1,545
Share issue costs	(76)	(189)
Issuance of convertible debt	1,000	3,415
Related party debt drawdown	-	305
Other current assets	(175)	(456)
Net cash provided by financing activities	3,225	4,620
Exchange rate effect on cash and cash equivalents	(38)	(28)
Change in cash and cash equivalents during period	53	(20)
Cash and cash equivalents, beginning of period	73	503
Cash and cash equivalent, end of period	$126	$483

Supplemental cash flow information:
Amounts paid for interest	$113	$149
Amounts paid for income taxes	$-	$-
Non-cash financing transactions
Lind conversions	$3,399	$3,693
Debt to equity conversion	$-	$207

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	Nine months ended March 31, 2019 and 2018
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2017	198,776,337	$68,029	$10,320	$(74,852)	$(606)	$2,891
Exercise of Options	10,091	7	(2)	-	-	5
Fair value of broker Warrants granted	-	-	41	-	-	41
Fair value of Lind Warrants granted	-	-	552	-	-	552
Private placement – July 2017	2,962,500	1,540	-	-	-	1,540
Private placement – September 2017	415,747	207	-	-	-	207
Debt conversions	8,037,767	3,693	-	-	-	3,693
Share issuance costs	-	(230)	-	-	-	(230)
Share-based payments	-	-	1,252	-	-	1,252
Reporting currency presentation	-	-	-	-	(52)	(52)
Loss for the year	-	-	-	(6,919)	-	(6,919)
Balance, March 31, 2018	210,202,442	$73,246	$12,163	$(81,771)	$(658)	$2,980

Balance, June 30, 2018	213,405,372	$74,683	$12,379	$(83,349)	$(520)	$3,193
Exercise of Warrants	115,000	64	-	-	-	64
Exercise of Options	16,203	15	(15)	-	-	-
Fair value of Lind Warrants granted	-	-	156	-	-	156
Private placements – September 2018	4,975,158	2,412	-	-	-	2,412
Debt conversions	8,154,801	3,399	-	-	-	3,399
Share issuance costs	-	(76)	-	-	-	(76)
Share-based payments	-	-	474	-	-	474
Reporting currency presentation	-	-	-	-	59	59
Loss for the period	-	-	-	(5,723)	-	(5,723)
Balance, March 31, 2019	226,666,534	$80,497	$12,994	$(89,072)	$(461)	$3,958

	Three months ended March 31, 2019 and 2018
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	208,861,265	$72,583	$11,599	$(78,625)	$(865)	$4,692
Fair value of Lind Warrants granted	-	-	425	-	-	425
Debt conversions	1,341,177	663	-	-	-	663
Share-based payments	-	-	139	-	-	139
Reporting currency presentation	-	-	-	-	206	206
Loss for the year	-	-	-	(3,146)	-	(3,146)
Balance, March 31, 2018	210,202,442	$73,246	$12,163	$(81,771)	$(659)	$2,979

Balance, December 31, 2018	223,936,708	$79,320	$12,746	$(87,553)	$(348)	$4,165
Debt conversions	2,729,826	1,177	-	-	-	1,177
Share-based payments	-	-	248	-	-	248
Reporting currency presentation	-	-	-	-	(113)	(113)
Loss for the period	-	-	-	(1,519)	-	(1,519)
Balance, March 31, 2019	226,666,534	$80,497	$12,994	$(89,072)	$(461)	$3,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at March 31, 2019, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2018. The interim results are not necessarily indicative of results for the full year ending June 30, 2019, or future operating periods.

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

March 31, 2019

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

The Company incurred a loss of $5,723 for the nine months ended March 31, 2019 (2018 - $6,919) and had a working capital deficit and an accumulated deficit of $4,515 and $89,072, respectively, as of March 31, 2019. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

5.	CONVERTIBLE DEBT

	As of
	March 31, 2019	June 30, 2018
Convertible notes, current portion	$800	$756

Convertible security, noncurrent	$2,187	$4,106

Convertible Security Funding

Changes in the Lind Asset Management IV, LLC (“Lind”) convertible securities balance are comprised of the following:

Convertible Security
Balance, June 30, 2018	$4,106
Additional debt drawdown	1,000
Conversions, at fair value	(3,399)
Change in fair market value	480
Balance, March 31, 2019	$2,187

On June 27, 2018, the Company signed a definitive convertible security funding agreement (the “Subsequent Lind Agreement”) with Lind. Pursuant to the issuance of a convertible security (the “Subsequent Convertible Security” and, together with the previous Lind convertible security (the “Original Convertible Security”), the “Convertible Securities”), a total of $1,000 was funded on July 9, 2018. The Subsequent Lind Agreement replaces the Convertible Security Funding Agreement, dated December 14, 2015, between the Company and Lind (the “Original Lind Agreement”) in respect of the remaining $1,000 funding amount available under the Original Lind Agreement and accordingly, no further funding will be provided by Lind to the Company under the Original Lind Agreement. The terms of the Subsequent Convertible Security are substantially similar to the terms governing like securities under the Original Lind Agreement. As a result, upon payment of the $1,000 in funding by Lind to the Company, the Subsequent Convertible Security was issued in the amount of $1,200 ($1,000 in funding plus implied interest), and the Company issued warrants (“Warrants”) to Lind, as follows:

					Black Scholes Pricing Model Inputs
Funding Date	Face Value[1]	Warrants Issued[2]	Issue Price[3]	Warrant Expiry Date	Risk- free Rate	Yield	Volatility	Expected Life
July 9, 2018	$1,200	1,035,319	C$0.77	July 9, 2021	2.0%	0%	58.3%	3 years

[1]	Includes implied interest.
[2]	The value of Warrants issued totaled $156, which was expensed to Change in Financial Instrument Fair Value.
[3]	The price to convert one Warrant into one common share of the Company (“Common Share”).

The Convertible Securities are convertible into Common Shares at a conversion price equal to 85% of the volume weighted average trading price of the Common Shares (in Canadian dollars) on the Toronto Stock Exchange for the five consecutive trading days immediately prior to the date on which Lind provides the Company with notice of its intention to convert an amount of the applicable Convertible Security from time to time. During the nine-month period ended March 31, 2019, $3,100 principal amount of the Original Convertible Security was converted into 8,154,801 Common Shares.

The Convertible Securities contains financial and non-financial covenants customary for a facility of its size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000 and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance with these covenants as of March 31, 2019.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Convertible Notes

Changes in the Company’s outstanding convertible promissory notes (the “Convertible Notes”) balance are comprised of the following:

Convertible Notes
Balance, June 30, 2018	$756
Accreted interest, net of interest paid	44
Balance, March 31, 2019	$800

The changes in the derivative liability related to the conversion feature of the Convertible Notes are as follows:

Derivative Liability
Balance, June 30, 2018	$8
Change in fair value of derivative liability	-
Balance, March 31, 2019	$8

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

b)	Stock Options

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2018	15,587,409	$0.65
Issued	4,445,000	0.54
Exercised	(16,203)	0.47
Cancelled/expired	(466,297)	0.76
Balance, March 31, 2019	19,549,909	$0.62

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following table summarizes information about options to purchase Common Shares (“Options”) outstanding at March 31, 2019:

Exercise Price (C$)	Expiry Date	Number Outstanding	Aggregate Intrinsic Value (C$)	Number Exercisable	Aggregate Intrinsic Value (C$)
$0.47	November 9, 2022	3,800,000	$494	3,800,000	$494
$0.54	November 15, 2023	4,445,000	267	-	-
$0.62	January 19, 2021	5,264,909	-	5,264,909	-
$0.76	March 6, 2022	5,400,000	-	5,400,000	-
$0.94	April 28, 2019	100,000	-	100,000	-
$0.94	July 21, 2021	540,000	-	540,000	-
		19,549,909	$761	15,104,909	$494

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$0.60 as of March 31, 2019, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of March 31, 2019, was 3,800,000. The total intrinsic value of Options exercised during the nine months ended March 31, 2019, was C$8.

As of March 31, 2019, there was $539 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans. The cost is expected to be recognized over a remaining weighted average period of approximately 1.1 years.

c)	Warrants

	Warrants	Weighted Average Exercise Price (C$)
Balance June 30, 2018	28,648,610	$0.77
Granted	3,522,896	0.76
Exercised	(115,000)	0.75
Expired	(12,160,285)	0.74
Balance, March 31, 2019	19,896,221	$0.79

As discussed above under Note 5, the Company granted 1,035,319 Warrants to Lind in connection with the Convertible Security funding increases. As discussed above under Note 6a, the Company granted 2,487,577 Warrants in conjunction with the September 2018 Offering.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

At March 31, 2019, the Company had outstanding exercisable Warrants, as follows:

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
19,896,221

7.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Original Smith Loan”), that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”), and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. As of March 31, 2019, the principal amount outstanding under the Original Smith Loan was $1,000 and matures on June 17, 2019.

The Company also has a non-revolving credit facility agreement (the “Credit Facility”) in the amount of $2,000 with Mr. Smith. The Credit Facility bears an interest rate of 10% and drawdowns from the Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Facility are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. As of March 31, 2019, the principal amount outstanding under the Credit Facility was $480 and matures on June 16, 2019.

Accounts payable and accrued liabilities included interest payable to Mr. Smith of $124.

8.	Exploration Expenditures

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Technical studies and engineering	$667	$266	$2,317	$720
Field management and other	148	141	421	483
Metallurgical development	43	52	125	224
Geologists and field staff	-	24	-	72
Total	$858	$483	$2,863	$1,499

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and June 30, 2018, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$126	$126	$-	$-
Available-for-sale securities	8	8	-	-
Total	$134	$134	$-	$-
Liabilities:
Convertible debt	$2,187	$-	$-	$2,187
Derivative liability, convertible debt	8	-	-	8
Total	$2,195	$-	$-	$2,195

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73	$73	$-	$-
Available-for-sale securities	12	12	-	-
Total	$85	$85	$-	$-
Liabilities:
Convertible debt	$4,106	$-	$-	$4,106
Derivative liability, convertible debt	8	-	-	8
Total	$4,114	$-	$-	$4,114

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

March 31, 2019

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2018	$4,114
Additional debt drawdown	1,000
Conversions to equity	(3,399)
Realized and unrealized losses	480
Balance, March 31, 2019	$2,195

10.	Subsequent events

On April 29, 2019, the Company closed the first tranche (the “First Tranche Closing”) of a non-brokered private placement (the “April 2019 Private Placement”) of Units of the Company. In connection with the First Tranche Closing, a total of 1,666,664 Units were issued at a price per Unit of C$0.60, for total gross proceeds to the Company of approximately C$1 million. On May 9, 2019, the Company closed the second and final tranche of the April 2019 Private Placement (the “Second Tranche Closing”) and a total of 1,290,500 Units were issued at a price per Unit of C$0.60, for total gross proceeds to the Company of approximately C$0.8 million.

Each Unit issued pursuant to the April 2019 Private Placement consisted of one Common Share and one-half of one Common Share purchase Warrant. Each full Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.72 for a period of two years from their date of issuance. Proceeds from the April 2019 Private Placement will be used for working capital and general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three and nine months ended March 31, 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of applicable Canadian securities legislation (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources, and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following:

•	risks related to our ability to operate as a going concern;
•	risks related to our requirement of significant additional capital;
•	risks related to our limited operating history;
•	risks related to changes in economic valuations of the Elk Creek Project, such as net present value (“NPV”) calculations, changes, or disruptions in the securities markets;
•	risks related to our history of losses;
•	risks related to cost increases for our exploration and, if warranted, development projects;
•	risks related to feasibility study results;
•	risks related to the determination of the economic viability of a deposit;
•	risks related to mineral exploration and production activities;
•	risks related to our lack of mineral production from our properties;
•	risks related to the results of our metallurgical testing;
•	risks related to the price volatility of commodities;
•	risks related to estimates of mineral resources and reserves;
•	risks related to changes in mineral resource and reserve estimates;
14

•	risks related to differences in United States and Canadian reserve and resource reporting;
•	risks related to our exploration activities being unsuccessful;
•	risks related to our ability to obtain permits and licenses for production;
•	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
•	risks related to proposed legislation that may significantly affect the mining industry;
•	risks related to land reclamation requirements;
•	risks related to competition in the mining industry;
•	risks related to the difficulties of handling the disposal of mine water at our Elk Creek Project;
•	risks related to equipment and supply shortages;
•	risks related to current and future joint ventures and partnerships;
•	risks related to our ability to attract qualified management;
•	risks related to the ability to enforce judgment against certain of our Directors;
•	risks related to currency fluctuations;
•	risks related to claims on the title to our properties;
•	risks related to surface access on our properties;
•	risks related to potential future litigation;
•	risks related to our lack of insurance covering all our operations;
•	risks related to covenants contained in agreements with our secured creditors that may affect our assets;
•	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing;
•	risks related to our status as a “passive foreign investment company” under the United States Internal Revenue Code of 1986, as amended;
•	risks related to the Common Shares, including price volatility, lack of dividend payments, dilution, and penny stock rules; and
•	risks related to our debt.

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

National Instrument 43-101 Compliance

Mr. Jean-Francois St-Onge, P.Eng, and Mr. Glen Kuntz, P. Geo, both of whom are independent Qualified Persons as defined in NI 43-101, have reviewed and approved the mineral reserves and mineral resources, respectively, and have verified the data contained in those portions of the Elk Creek Project disclosures relevant to their area of responsibility included in this Quarterly Report on Form 10-Q related to the updated NI 43-101 Feasibility Study (the “2019 Feasibility Study”).

Scott Honan, M.Sc., SME-RM, a qualified person as defined by National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), has supervised the preparation of the scientific and technical information that forms the basis for the Elk Creek Project disclosure in this Quarterly Report on Form 10-Q and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Honan is not independent of the Company, as he is the Vice President, Business Development. Additional information on the updated 2019 Feasibility Study is available in our April 16, 2019 press release, which is available on the Company’s website. The full NI 43-101 Technical Report, incorporating the results of the 2019 Feasibility Study, is expected to be filed on SEDAR and our corporate website by May 31, 2019.

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium (“Nb”)/Scandium (“Sc”)/Titanium (“Ti”) exploration project. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy (“HSLA”) steel, a stronger steel used in automotive, bridges, structural systems, buildings, pipelines, and other applications that generally reduces the weight of those applications, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics.

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

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Exchange Act. Such sections are described below:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.
•	Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A (a) and (b) of the Exchange Act.

Recent Corporate Events

On April 29, 2019, the Company closed the first tranche (the “First Tranche Closing”) of a non-brokered private placement (the “April 2019 Private Placement”) of Units of the Company. In connection with the First Tranche Closing, a total of 1,666,664 Units were issued at a price per Unit of C$0.60, for total gross proceeds to the Company of approximately C$1 million. On May 9, 2019, the Company closed the second and final tranche of the April 2019 Private Placement (the “Second Tranche Closing”) and a total of 1,290,500 Units were issued at a price per Unit of C$0.60, for total gross proceeds to the Company of approximately C$0.8 million.

Each Unit issued pursuant to the April 2019 Private Placement consisted of one Common Share and one-half of one Common Share purchase Warrant. Each full Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.72 for a period of two years from their date of issuance. Proceeds from the April 2019 Private Placement will be used for working capital and general corporate purposes.

Elk Creek Project Update

During the first quarter of fiscal year 2019, we received a new proposed design for the underground portion of the Elk Creek Project (the “mine design”) based on detailed underground engineering conducted by the Nordmin Group of Companies (“Nordmin”). During the quarter ended March 31, 2019, we completed our review and analysis of the mine design recommendations submitted by Nordmin and on April 16, 2019, we announced the results of the updated underground mine design and supporting infrastructure, the results of an update to the Elk Creek Project’s mineral resources and mineral reserve estimate, and the 2019 Feasibility Study based on the new mine design. A full NI 43-101 Technical Report, incorporating the results of the 2019 Feasibility Study, is expected to be filed by May 31, 2019.

Primary changes reflected in the updated mine design include a longer mine life, mining at greater depths to target higher niobium grades in the early years of mining operations, utilizing artificial ground freezing methods to mitigate water inflow during shaft construction, eliminating the active dewatering system consisting of up to 15 large dewatering wells and replacing a ventilation raise system with a ventilation shaft sinking method. In addition, the new mine design contemplates treating all water produced during mining operations, and water used in ore processing, on site for use in operations and replacing a brackish water discharge system with a system that produces solid salt that would be impounded on site.

Summary of Key Evaluation Metrics and Projected Economic Results Included in the 2019 Feasibility Study

The 2019 Feasibility Study financial model is based upon a mine life of 36 years with an annual steady state ore throughput rate of 1,009,000 metric tonnes (“mt”). When in operation, the Elk Creek Project is expected to be the sole U.S producer of Scandium trioxide (“Sc2O3”) and a commercial version of Nb, known as Ferroniobium (“FeNb”), and one of only a handful of producers in the world of these critical and strategic materials. Overall, according to the 2019 Feasibility Study, the Elk Creek Project is estimated to generate $20.8 billion in gross life of mine (“LoM”) revenue and $370 million in averaged annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) over its operating life. The table below summarizes and compares key financial and operational metrics of the 2019 Feasibility Study findings against the results of our previously released 2017 Feasibility Study.

Elk Creek Project Comparison of Selected Metrics and Results
	Feasibility Study
Description	2017	2019	Change
Financial Metrics
Pre-Tax NPV (8% discount)	$2,291	$2,564	12.0%
Pre-Tax Internal Rate of Return (“IRR”)	24.3%	27.3%	12.4%
After-Tax NPV	$1,666	$2,098	25.9%
After-Tax IRR	21.7%	25.8%	18.9%
After-tax payback period from production onset (years)	3.68	2.86	(22.3)%
Net pre-production Capital Expenditures (“CAPEX”)	$1,008	$879	(12.8)%
Mine Life (years)	32.0	36.0	12.5%
LoM Gross Revenue	$17,906	$20,807	16.2%
Nb	$5,695	$7,860	38.0%
Sc	$11,896	$12,532	5.4%
Ti	$316	$414	31.3%

Elk Creek Project Comparison of Selected Metrics and Results
	Feasibility Study
Description	2017	2019	Change
Averaged Annual EBITDA[1] over LoM	$370	$370	—
Averaged EBITDA [1] Margin (EBITDA as % of total revenue)	69%	67%	(3.4)%
LoM Operating Expenditures (“OPEX”) ($/mt)	$179.99	$196.41	9.1%
Effective Tax Rate	24.1%	17.5%	(27.3)%
Operational Metrics
Ore Mined (kilotonnes (“kt”))	31,661	36,313	14.7%
Mining Rate (mt/day)	2,762	2,764	0.1%
Niobium pentoxide (“Nb2O5”) Grade	0.79%	0.81%	2.3%
Sc Grade (grams/mt)	71.58	65.71	(8.2)%
Titanium dioxide (“TiO2”) Grade	2.81%	2.86%	1.9%
Processing Rate (kt/year)	1,009	1,009	—
Average Recovery Nb2O5	82.4%	82.4%	—
Average Recovery Sc	93.1%	93.1%	—
Average Recovery TiO2	40.3%	40.3%	—
Realized Product Prices:
Nb ($/kilogram (“kg”), Nb as FeNb)	$39.60	$46.55	17.5%
Sc2O3 ($/kg as Sc2O3)	$3,675	$3,676	0.0%
TiO2 ($/kg as TiO2)	$0.88	$0.99	12.4%
Payable Metal:
Nb (mt)	143,824	168,861	17.4%
Sc2O3 (mt)	3,237	3,410	5.3%
TiO2 (mt)	359,128	418,841	16.6%

Totals may not sum due to rounding.

CAPEX Estimates Included in the 2019 Feasibility Study

According to the 2019 Feasibility Study, total upfront CAPEX for the Elk Creek Project is $1.14 billion, a 5.1% increase over the 2017 Feasibility Study and which reflects the following: additional and larger water treatment equipment; higher costs due to inflation between 2017 and 2019; replacing a ventilation raise system with a ventilation shaft sinking method using proven artificial ground freezing methods to mitigate water inflow risks for this requirement; and higher capital costs incurred by initially mining at greater depths where ore grades are higher. In the 2019 Feasibility Study, net pre-production CAPEX is $879 million, which includes a contingency of 10.33%2 and a pre-production net revenue credit of $265 million, which is generated during a six-month production ramp-up period (versus a three-month ramp-up in the 2017 Feasibility Study) and is net of pre-production capital and operational costs.

Elk Creek Project Comparison of Capital Expenditure Estimates
	Feasibility Study
Description	2017	2019	Change
Direct Costs
Preproduction CAPEX	$71.0	$83.0	16.2%
Mining CAPEX	179.0	257.0	44%
Processing CAPEX (excluding water treatment)	343.0	367.0	7.1%

[1]	See “Non-GAAP Financial Performance Measures” below for a discussion of the use of non-GAAP financial measures.
[2]	Project contingency percentage is calculated on all features of the project excluding the water treatment plant, which is quoted on a design-build-operate basis and incorporates its own contingency.
18

Elk Creek Project Comparison of Capital Expenditure Estimates
	Feasibility Study
Description	2017	2019	Change
Water management CAPEX[3]	100.0	6.0	(94)%
Water Treatment[4]	24.0	68.0	180%
Tailings	20.2	21.4	6.1%
Site preparation	30.6	40.6	2.6%
Indirect Expenses
Mining	21.9	23.7	8.1%
Mining Engineering, Procurement and Construction (“EPC”)	12.3	16.0	30%
Processing	34.1	33.4	(1.8)%
Processing EPC	64.5	62.6	(2.9)%
Site	7.2	7.4	2.7%
Water management[5]	10.8	8.5	(20.8)%
Owners Costs	38.4	33.6	(12.4)%
Commissioning
Mining	0.7	1.4	102%
Processing	13.0	13.3	2.7%
Contingency	109.0	101.0	(7.3)%
Sub Total	$1,088.0	$1,143.0	5.1%
Net Pre-Production Revenue	(79.0)	(265.0)	234%
TOTAL	$1,008.0	$879.0	(12.9)%

Totals may not sum due to rounding.

OPEX Estimates Included in the 2019 Feasibility Study

The following table summarizes our expected LoM OPEX according to the 2019 Feasibility Study. The 2019 Feasibility Study OPEX is higher than the 2017 Feasibility Study OPEX as a result of several factors, including but not limited to the following: (1) under the new mine design, we intend to use a contract mining model as opposed to performing mining operations ourselves; (2) prices for some consumables used in surface processing facilities are higher than quotes received in 2017; and (3) under the new mine design, water management costs for the Elk Creek Project are higher as a result of the more intensive water treatment.

Elk Creek Project Comparison of Operating Expenditure Estimates
	Feasibility Study
	2017		2019
	LoM Costs	Cost / mt (US dollars)	LoM Costs	Cost / mt (US dollars)
LoM Operating Costs
Mining Costs	$1,244	$39.30	$1,563	$43.04
Processing Costs	3,285	103.77	3,875	106.70
Water Management & Infra	251	7.92	609	16.78
Tailings Management	46	1.44	72	1.99
Other Infrastructure	212	6.68	199	5.47
General and Administrative	268	8.47	301	8.29
Other Expenses	136	4.31	229	6.30
Subtotal OPEX	$5,442	$171.89	$6,847	$188.56
Royalties/Annual Bond Premium	257	8.10	285	7.84
Total All-In OPEX	$5,699	$179.99	$7,132	$196.41

Totals may not sum due to rounding.

[3]	Water management CAPEX of $100 million in the 2017 Feasibility Study were primarily attributable to the cost of constructing the then-planned waterline to the Missouri River and costs associated with pre-production dewatering wells and hydrogeological investigations. For 2019, water management CAPEX encompasses hydrogeological investigations.
[4]	Water treatment includes direct costs of the Project’s water treatment systems.
[5]	Indirect expenses for water management in the 2017 Feasibility Study included hydrogeologic investigations and installation and testing of prototype water pumping wells. For 2019, these costs encompass the indirect costs of building the Project’s water treatment facility.
19

In the 2019 Feasibility Study, the financial performance estimation and valuation of the Elk Creek Project were conducted using a discounted cash flow methodology over its 36-year mine life and an 8% discount rate.

Elk Creek Project Environmental Performance under New Mine Design Included in the 2019 Feasibility Study

The new mine design further reinforces the environmental performance of the Elk Creek Project. Together with previously disclosed environmental and process innovations incorporated in the 2017 Feasibility Study, the new mine design now incorporates these following strategies and technologies designed to minimize environmental impacts of operation:

•	Zero Process Liquid Discharge: The Elk Creek facility will now operate as a “Zero Process Liquid Discharge” facility, with no releases of process liquids. Instead, both naturally occurring, brackish (slightly salty) water produced during mining operations, and water used in ore processing, will be treated on site for use in operations. A solid salt will be produced from water treatment operations which will be stored on site.
•	No Wastewater Discharge to the Missouri River: By treating water on site, the Elk Creek Project no longer needs to transport water for discharge into the Missouri River. This will release the Elk Creek Project from having to obtain a specific National Pollutant Discharge Elimination System water quality discharge permit from the State of Nebraska, or an additional Section 404 permit, or a Section 408 permit from the U.S. Army Corps of Engineers (“USACE”). The Section 408 permit would have required completion of an Environmental Assessment study, a process that is governed by the National Environmental Policy Act (“NEPA”) and involves review by multiple federal government agencies.
•	Additional Protection of Groundwater Resources Through Artificial Ground Freezing: The Elk Creek Project’s new mine design will utilize artificial ground freezing as part of the process of sinking the production and ventilation shafts. Artificial ground freezing creates a temporary frozen barrier that helps to protect groundwater resources in the area while shaft-sinking operations are underway.
•	Avoidance of Permanent Impacts to Federally Jurisdictional Waters: We designed the layout of the Elk Creek Project to minimize or avoid permanent impacts to any federally jurisdictional waters and/or wetlands on the property. This reduced the Elk Creek Project’s expected environmental impacts and allowed the Elk Creek Project to secure a Clean Water Act Section 404 permit from the USACE under the Nationwide Permit program, a much more efficient and less expensive process than an individual Section 404 permit. No other NEPA-level federal permits are now expected to be required for the Elk Creek Project.
•	Recycling of Reagents Used in Mineral Processing: Metallurgical and process breakthroughs that we accomplished in 2016 and 2017 are expected to help reduce the volume of material planned for disposal in the Elk Creek Project’s tailings storage areas. As more of this material is recycled, the environmental footprint of the Elk Creek Project is reduced.
•	Utilizing Tailings as Underground Mine Backfill: We plan to fill underground voids concurrently with mining operations using a paste backfill material that contains mine waste material that typically would be stored in above-ground mine tailings storage areas.

Mineral Resources and Mineral Reserves Estimates Included in the 2019 Feasibility Study

The 2019 Feasibility Study update included an update to the Elk Creek Project’s mineral resource and mineral reserve, as shown below.

Elk Creek Project Mineral Resource Summary As of February 19, 2019
Classification	Cut-off NSR (DIL)(US$/mt)	Tonnage (x1000 mt)	Nb2O5 Grade (%)	Contained Nb2O5 (mt)	TiO2 Grade (%)	Contained TiO2 (mt)	Sc Grade (ppm)	Contained Sc (mt)
Indicated	180	183,185	0.54	981,092	2.15	3,940,419	57.65	10,562
Inferred	180	103,992	0.48	498,864	1.81	1,886,181	47.38	4,928

Source: Nordmin, 2019. All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

February 19, 2019 Mineral Resource Details
Parameter	Value	Unit
Mining Cost	50.0	US$/mt mined
Processing	125	US$/mt mined
General and Administrative	5.0	US$/mt mined
Total Cost	180	US$/mt mined
Nb2O5 to Niobium conversion	69.6%
Niobium Process Recovery	82.36%
Niobium Price	39.60	US$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	US$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 conversion	153.4%
Sc Price	3,675	US$/kg
Calculated CoG NSR diluted 6%	180	US$/mt

•	Mineral resources are reported inclusive of the mineral reserve. Mineral resources are not mineral reserves and do not have demonstrated economic viability. All figures are rounded to reflect the relative accuracy of the estimate and have been used to derive sub-totals, totals and weighted averages. Such calculations inherently involve a degree of rounding and consequently introduce a margin of error. Where these occur, Nordmin does not consider them to be material.
•	The reporting standard adopted for the reporting of the MRE uses the terminology, definitions and guidelines given in the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Standards on Mineral Resources and Mineral Reserves (May 10, 2014) as required by NI 43-101.
•	CIM definition standards for mineral resources and mineral reserves (May 2014) defines a mineral resource as:
o	“(A) concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge”.
•	Historical samples have been validated via re-assay programs, and all drilling completed by NioCorp has been subjected to QA/QC. All composites have been capped and then composited where appropriate, and estimates completed used ordinary kriging. The concession is wholly owned by and exploration is operated by NioCorp Developments Ltd.
•	The project is amenable to underground longhole open stoping mining methods. Using results from metallurgical test work, suitable underground mining and processing costs, and forecast product pricing Nordmin has reported the mineral resource at an NSR cut-off of US$180/mt.
•	Economic Assumptions Used to Define Mineral resource Cut-off Value:

Diluted NSR (US$) = Revenue per block Nb2O5 (diluted) + Revenue per block TiO2 (diluted) + Revenue per block Sc (diluted)
Diluted tonnes per block

•	Price assumptions for FeNb, Sc2O3, and TiO2 are based upon independent market analyses for each product.
•	Price and cost assumptions are based on the pricing of products at the “mine-gate”, with no additional down-stream costs required. The assumed products are a ferroniobium product (metallic alloy shots 0.65Nb•0.35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.
•	The “reasonable prospects for economic extraction” requirement generally implies that the quantity and grade estimates meet certain economic thresholds and that the mineral resources are reported at an appropriate Cut-off Grade (“CoG”), considering extraction scenarios and processing recoveries. Based on this requirement, Nordmin considers that major portions of the project are amenable for underground extraction with a processing method to recover FeNb (as the saleable product of Nb2O5), TiO2, and Sc2O3 products.
•	The result of positive indications from the company’s metallurgical testing and development program, titanium (TiO2) and scandium (Sc) were added to the mineral resource Statement in February 2015. Both metals can be recovered with simple additions to the existing process flowsheet and would provide additional revenue streams that would complement the planned production of ferroniobium.
•	Nordmin has provided reasonable estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by 3rd party Qualified Persons).
•	Mineral Resource effective date February 19, 2019.
•	Nordmin completed a site inspection of the deposit by Glen Kuntz, BSc, P.Geo., Consulting Specialist - Geology/Mining, an appropriate “independent qualified person” as this term is defined in NI 43-101.
21

Elk Creek Project Mineral Reserve Summary As of February 19, 2019
Classification	Tonnage (x1000 mt)	Nb2O5 Grade (%)	Contained Nb2O5 (mt)	Payable Nb (mt)	TiO2 Grade (%)	Contained TiO2 (mt)	Payable TiO2 (mt)	Sc Grade (ppm)	Contained Sc (mt)	Payable Sc2O3 (mt)
Proven
Probable	36,313	0.81	293,321	168,861	2.86	1,039,050	418,841	65.7	2,387	3,410
Total Proven and Probable	36,313	0.81	293,321	168,861	2.86	1,039,050	418,841	65.7	2,387	3,410

Source: Nordmin, 2019. All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

February 19, 2019 Mineral Reserve Details
Parameter	Value	Unit
Mining Cost	43.55	US$/mt mined
Processing	108.16	US$/mt mined
Water Management and Infrastructure	13.71	US$/mt mined
Tailings Management	1.35	US$/mt mined
Other Infrastructure	6.96	US$/mt mined
General and Administrative	8.65	US$/mt mined
Royalties/Annual Bond Premium	7.53	US$/mt mined
Total Cost	189.91	US$/mt mined
Nb2O5 to Niobium conversion	69.6%
Niobium Process Recovery	82.36%
Niobium Price	39.60	US$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	US$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 conversion	153.4%
Sc Price	3,675	US$/kg

•	Nordmin has reported the mineral reserve based on the mine design, mine plan, and cash-flow model utilizing an average cut-off grade of 0.788% NB2O5 with an NSR of $500/mt.
•	Nordmin considers that the mineral reserve is amenable for underground extraction with a processing method to recover FeNb (as the saleable product of Nb2O5), TiO2, and Sc2O3 products.
•	The economic assumptions used to define Mineral Reserve cut-off grade are as follows:
o	Annual life of mine (LoM) production rate of ~7,220 tonnes of FeNb/annum,
▪	Initial elevated five-year production rate ~ 7,351 tonnes of FeNb/annum
o	Mining dilution of ~6% was applied to all stopes and development, based on 3% for the primary stopes, 9% for the secondary stopes, and 5% for ore development.
o	Mining recoveries of 95% were applied.
o	Price assumptions for FeNb, Sc2O3, and TiO2 are based upon independent market analyses for each product.
o	Price and cost assumptions are based on the pricing of products at the “mine-gate”, with no additional down-stream costs required. The assumed products are a ferroniobium product (metallic alloy shots 0.65Nb•0.35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.
•	The mineral reserve has an average LoM NSR of $538.63 /tonne.
•	Nordmin has provided detailed estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by 3rd party Qualified Persons).
•	Mineral Reserve effective date February 19, 2019. The financial model was run post-February 2019, which reflects a total cost of $196.41 versus $189.91 used in the February 19, 2019 Mineral Reserve Details Table above. Nordmin does not consider this a material change.
•	Price variances for commodities is based on updated independent market studies versus earlier projected pricing. The updated independent market studies do not have a negative effect on the reserve.
•	Nordmin completed a site inspection of the deposit through a subcontractor, Jean-Francois St-Onge, P.Eng, Associate Consulting Specialist - Mining, an appropriate “independent qualified person” as this term is defined in NI 43-101.

Other Activities

In addition to finalizing the mine design and releasing the 2019 Feasibility Study, we continued to advance other Elk Creek Project-related work during the quarter. Primary activities included:

•	Continued development of an air construction permit (the “Air Permit”) application for the Nebraska Department of Environmental Quality, including the detailed engineering necessary to support the submission of the Air Permit application , which we expect to file in calendar year 2019; and
•	Continued the competitive process to identify and select engineering, procurement and construction firms for surface development.

Our long-term financing efforts continued during the quarter ended March 31, 2019, and we expect to undertake the following planned activities to advance the Elk Creek Project through to the construction phase as funds become available through the Company’s fundraising efforts:

•	File the updated NI-43-101 Technical Report for the Elk Creek Project on SEDAR by May 31, 2019.
•	Secure project finance necessary to move the Elk Creek Project to construction and commercial operation.
•	Submit a construction air permit application to the State of Nebraska, along with other permit applications that will be needed for construction.
•	Make formal awards of EPC contracts.
•	Continue detailed engineering for the Elk Creek Project’s mine and surface facilities.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Operating expenses:
Employee-related costs	$552	$410	$1,267	$1,809
Professional fees	71	150	216	543
Exploration expenditures	858	483	2,863	1,499
Other operating expenses	106	307	457	994
Total operating expenses	1,587	1,350	4,803	4,845

Change in financial instrument fair value	-	1,514	633	1,811
Foreign exchange loss (gain)	(125)	180	73	(21)
Interest expense	55	99	210	274
(Gain) loss on available for sale securities	2	3	4	10
Income tax expense	-	-	-	-
Net Loss	$1,519	$3,146	$5,723	$6,919

Nine months ended March 31, 2019 compared to nine months ended March 31, 2018

Significant items affecting operating expenses are noted below:

Employee-related costs decreased due to decreased share-based compensation costs reflecting the timing of Option issuances and the corresponding vesting periods, as well as the number of Options granted and associated fair value calculations.

Professional fees include legal and accounting services. Overall, these fees decreased, reflecting the timing of legal fees associated with SEC filings and ongoing compliance efforts.

Exploration expenditures increased reflecting our ongoing efforts to evaluate the mine engineering design changes proposed by Nordmin and the related costs associated with developing the 2019 Feasibility Study as well as costs incurred to develop the detailed engineering necessary to support the submission of the Air Permit application.

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

Foreign exchange (gain) loss is primarily due to changes in the U. S. dollar against the Canadian dollar and reflects the timing of foreign currency transactions and subsequent changes in exchange rates.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Overall, the increase in net loss for the three months ended March 31, 2019 as compared to the same period in 2018 is the result of primarily the same factors underlying the six-month changes, as discussed above, with respect to professional fees, exploration expenditures, and foreign exchange (gain) loss. The increase in employee-related costs in 2019 as compared to 2018 is due to the timing of option amortization. The decrease in loss for changes in financial instrument fair values in 2019 as compared to 2018 relates to warrant expense associated with Lind fundings which occurred in 2018.

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

As of March 31, 2019, the Company had cash of $0.1 million and a working capital deficit of $4.5 million, compared to cash of $0.1 million and working capital deficit of $3.4 million on June 30, 2018. Working capital deficit increased due to the timing of 2019 expenditures for the 2019 Feasibility Study work.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $4.6 million until June 30, 2019 net of funds received from the recently completed April 2019 Private Placement. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $350 per month where approximately $270 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $80 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly-owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $7.7 million - $8.5 million to continue planned operations for the next twelve months focused on financing and detailed engineering efforts related to the Elk Creek Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $16 until June 30, 2019. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2019, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that time-frame, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

We currently have no further funding commitments or arrangements for additional financing at this time (other than the potential exercise of Options and Warrants) and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. On January 15, 2019, approximately 9.0 million outstanding warrants priced at C$0.75 expired unexercised. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

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

Operating Activities

During the nine months ended March 31, 2019, the Company’s operating activities consumed $3.1 million of cash (2018: $4.6 million). The cash used in operating activities for 2019 reflects the Company’s funding of losses of $5.7 million, partially offset by share-based compensation charges and other non-cash transactions. Overall, 2019 operational outflows decreased slightly from 2018 as our expenditures related to updating underground mine engineering and developing the 2019 Feasibility Study were offset by an increase in accounts payable. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $3.2 million during the nine months ended March 31, 2019 as compared to $4.6 million during the corresponding period in 2018, primarily reflecting the timing of private placement issuances initiated during the comparative periods.

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

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Tabular Disclosure of Contractual Obligations” as of June 30, 2018, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, other than the continued conversion of outstanding convertible Lind debt.

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

Non-GAAP Financial Performance Measures

Non-GAAP financial performance measures are intended to provide additional information only and do not have any standard meaning prescribed by US GAAP. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with US GAAP.

The 2019 Feasibility Study uses non-GAAP financial performance measures, such as Averaged Annual EBITDA and Averaged EBITDA Margin, for purposes of projecting the economic results of the Elk Creek Project. We are unable to provide a reconciliation of these forward-looking non-GAAP measures to the most comparable US GAAP financial performance measures because certain information needed to reconcile those non-GAAP measures to the most comparable US GAAP financial performance measures is dependent on future events, some of which are outside the control of the Company, such as FeNb, Sc2O3 and TiO2 prices, interest rates and exchange rates. Moreover, estimating such US GAAP measures with the required precision necessary to provide a meaningful reconciliation is extremely difficult and could not be accomplished without unreasonable effort.

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

Foreign currency exchange risk

The company incurs expenditures in both U. S. dollars and Canadian dollars. Canadian dollar expenditures are primarily related to certain Common Share-related costs and corporate professional services. As a result, currency exchange fluctuations may impact the costs of our operating activities. To reduce this risk, we maintain sufficient cash balances in Canadian dollars to fund expected near-term expenditures.

Commodity price risk

The Company is exposed to commodity price risk related to the elements associated with the Elk Creek Project. A significant decrease in the global demand for these elements may have a material adverse effect on our business. The Elk Creek Project is not in production, and the Company does not currently hold any commodity derivative positions.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 16, 2019, the Company issued 930,530 common shares of the Company to Lind upon conversion of US$350,000 in principal amount of the Original Convertible Security at a conversion price of C$0.50278 per share. The Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Original Convertible Security and based upon representations and warranties of Lind in connection therewith.

On April 29, 2019, in connection with the First Tranche Closing, the Company issued 1,666,664 Units at a price of C$0.60 per Unit, for aggregate gross proceeds of C$1.0 million. On May 9, 2019, in connection with the Second Tranche Closing, the Company issued 1,290,500 Units at a price of C$0.60 per Unit, for aggregate gross proceeds of C$0.8 million. In both cases, the Units were issued on a private offering basis to investors outside of the United States that were not, and were not acting for the account or benefit of, a U.S. person (as defined in Regulation S under the Securities Act) and with whom the Company had a pre-existing relationship pursuant to the exclusion from the registration requirements of the Securities Act provided by Rule 903 of Regulation S thereunder, in each case, pursuant to the representations and covenants the investors made to the Company in connection with their purchase of the Units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2019, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
23.1	Consent of Mr. Glen Kuntz, P. Geo, Consulting Specialist – Geology/Mining, Nordmin Engineering Ltd.
23.2	Consent of Mr. Jean-Francois St-Onge, P.Eng, Associate Consulting Specialist – Mining, Nordmin Engineering Ltd.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension- Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.

(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended March 31, 2019 and 2018, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2019 and 2018, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended March 31, 2019 and 2018 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.
29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: May 10, 2019

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2019

