Form 10-K
period 2019-06-30
NIOCORP DEVELOPMENTS LTD
filed 2019-09-04
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At December 31, 2018, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was C$124,189,209 based on the closing sale price as reported on the Toronto Stock Exchange. There were 234,293,107 common shares outstanding on September 3, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive proxy statement on Schedule 14A for its 2019 annual general meeting of shareholders.

TABLE OF CONTENTS

i

Glossary of Terms

0896800	0896800 B.C. Ltd., a wholly-owned subsidiary of the Company and 100% owner of ECRC

2017 Feasibility Study	A CIM-compliant NI 43-101 feasibility study for the Elk Creek Project, originally filed on SEDAR on August 10, 2017 and subsequently revised and filed on SEDAR on December 15, 2017

2019 Elk Creek Feasibility Study	A CIM-compliant NI 43-101 feasibility study for the Elk Creek Project filed on SEDAR on May 29, 2019 with an effective date of April 16, 2019

BCSC	British Columbia Securities Commission

CAPEX	Capital expenditures

CIM	Canadian Institute of Mining and Metallurgy

CMC	CMC Cometals, a division of Commercial Metals Company of Fort Lee, New Jersey

CMC Agreement	The Offtake Agreement dated June 2016 by and between the Company and CMC

Common Shares	The Common Shares, without par value, in the capital stock of NioCorp as the same are constituted on the date hereof, as traded on the TSX

cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate

deposit	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical, and economic factors are resolved.

diamond drilling	A type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis

Dodd-Frank Act	The United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

ECRC	Elk Creek Resources Corp., a private Nebraska corporation and wholly-owned subsidiary of 0896800

Elk Creek Project	NioCorp’s niobium, scandium, and titanium project located on the Elk Creek Property

Elk Creek Property	NioCorp’s Carbonatite property located in Southeast Nebraska, USA on which the Elk Creek Project is located

EPA	The United States Environmental Protection Agency

Exchange Act	United States Securities Exchange Act of 1934, as amended

Ferroniobium	An iron-niobium alloy, with a niobium content of 60-70%

feasibility study	A comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental, and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production

grade	A particular quantity of metal or mineral, relative to other constituents, in a specified quantity of rock

host	A rock or mineral that is older than rocks or minerals introduced into it or formed within it

host rock	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur

HSLA steel	High-strength low-alloy steel

JOBS Act	United States Jumpstart Our Business Startups Act of 2012

LoM	Life of Mine, the period from the beginning of construction to the end of mine life

Lind	Lind Asset Management IV, an entity managed by The Lind Partners, a New York based asset management firm

Lind Agreement	NioCorp’s definitive convertible security funding agreement with Lind dated June 27, 2018

Mackie	Mackie Research Capital Corporation

Mark Smith	Chief Executive Officer, President, and Executive Chairman of NioCorp

mine design	A new proposed design for the underground portion of the Elk Creek Project based on detailed underground engineering conducted by Nordmin

mineral reserve	The economically and legally mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study under NI 43-101 standards or a bankable feasibility study under SEC Industry Guide 7 Standards. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined and processed.

mineral resource	A concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics, and continuity of a mineral resource are known, estimated, or interpreted from specific geological evidence and knowledge. The term “mineral resource” covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which mineral reserves may subsequently be defined by the consideration and application of technical, economic, legal, environmental, socio-economic, and governmental factors. The phrase “reasonable prospects for economic extraction” implies a judgment by a qualified person (as that term is defined in NI 43-101) in respect of the technical and economic factors likely to influence the prospect of economic extraction. A mineral resource is an inventory of mineralization that, under realistically assumed and justifiable technical and economic conditions, might become economically extractable.

inferred mineral resource: Under CIM standards, an Inferred Mineral Resource is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drillholes.

indicated mineral resource: Under CIM standards, an Indicated Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drillholes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

measured mineral resource: Under CIM standards, a Measured Mineral Resource is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling, and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings, and drillholes that are spaced closely enough to confirm both geological and grade continuity.

SEC Industry Guide 7 does not define “mineral resources” and typically mineral resources may not be disclosed in reports filed with the SEC. See “Cautionary Note to U.S. Investors Regarding Estimates of Mineral Reserves and Mineral Resources” below.

NI 43-101	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”

Nb or niobium	The element niobium (atomic number 41), a transition metal primarily used in the production of HSLA steel

v

NioCorp, we, us, our or the Company	NioCorp Developments Ltd.

NSR	Net Smelter Return, the net revenue that the owner of a mining property receives from the sale of the mine’s products less transportation and refining costs

Nordmin	The Nordmin Group of Companies

Nordmin Agreement	An agreement with Nordmin to complete the detailed engineering for the mining infrastructure for the Elk Creek Project

Offtake Agreement	An offtake agreement is an agreement between NioCorp and a third party for the purchase and sale of products to be produced from the Elk Creek Project

OSC	Ontario Securities and Exchange Commission

OPEX	Operating expenditures

Original Smith Loan	A loan in the amount of $1.5 million with Mark Smith, dated June 17, 2015

PEA	A Preliminary Economic Assessment, as defined by NI 43-101

Sc or scandium	The element scandium (atomic number 21), a transition metal used as an alloying agent with aluminum that provides high strength and lower weight for aerospace industry components and other applications that need lightweight metals. It also is used in the electrolyte layer of solid oxide fuel cells.

SEC	United States Securities and Exchange Commission

Second Tranche Security	A convertible security issued by the Company to Lind pursuant to the Lind Agreement, under which Lind funded a total of US$5.4 million, including upfront prepaid interest

Securities Act	United States Securities Act of 1933, as amended

SEDAR	System for Electronic Document Analysis and Retrieval, the electronic filing system for the disclosure documents of issuers across Canada

SGS	SGS Canada Inc.

Smith Credit Agreement	A non-revolving credit facility agreement in the amount of $2.0 million with Mark Smith, dated January 16, 2017, as amended

SGS facility	A metallurgical testing facility located in Lakefield, Ontario owned and operated by SGS

SRK	SRK Consulting (US) Inc.

Ti or titanium	The element titanium (atomic number 22), a transition metal which in its oxide form is a common pigment in paper, paint, and plastic. In its metallic form, titanium is used in aerospace applications, armor, chemical processing applications, marine hardware applications, medical implants, power generation, and in sporting goods.

TK	ThyssenKrupp Metallurgical Products GmbH

TK Agreement	The Offtake Agreement dated November 10, 2014 by and between the Company and TK

TSF	An engineered and lined tailings storage facility constructed as a permanent repository for wastes produced from mining and production of niobium, scandium and titanium products.

TSX	The Toronto Stock Exchange

U.S.	The United States of America

USACE	The United States Army Corps of Engineers

U.S. GAAP	United States generally accepted accounting principles

USGS	The United States Geological Service

VWAP	The volume-weighted average price of the Company’s Common Shares on the TSX

SEC Industry Guide 7 Definitions

development stage	A mineral project which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

exploration stage	A mineral prospect which is not in either the development or production stage

mineralized material	Material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction

probable reserve	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage	A project which is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product

proven reserve	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drillholes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. “Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for a project to be eligible for external debt financing. A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.4047
Feet (“ft”)	Metres (“m”)	0.3048
Miles	Kilometres (“km”)	1.6093
Tons	Tonnes (“t”)	0.9072

1 mile = 1.6093 kilometers
1 acre = 0.4047 hectares
2,204.62 pounds = 1 metric tonne = 1 tonne
2000 pounds (1 short ton) = 0.9072 tonnes

Cautionary Note to U.S. Investors Regarding Mineral Reserve and Resource Estimates

The mineral resource and reserve estimates in this Annual Report on Form 10-K (this “Form 10-K”) have been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of U.S. securities laws. The terms “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and the CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the SEC Industry Guide 7 under the Securities Act. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Accordingly, information contained in this Form 10-K and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the U.S. federal securities laws and the rules and regulations thereunder.

 Currency and Exchange Rates

All dollar amounts in this Form 10-K are expressed in U.S. dollars unless otherwise indicated. The Company’s accounts are maintained in U.S. dollars and the Company’s financial statements are prepared in accordance with U.S. GAAP. Some of the Company’s material agreements use Canadian dollars and the Company’s Common Shares, as traded on the TSX, are traded in Canadian dollars. As used herein, “C$” represents Canadian dollars.

The following table sets forth the rate of exchange for the Canadian dollar, expressed in U.S. dollars in effect at the end of the periods indicated, the average of exchange rates in effect during such periods, and the high and low exchange rates during such periods based on the daily rate of exchange as reported by the Bank of Canada for conversion of Canadian dollars into U.S. dollars.

	Fiscal Year Ended June 30,
	2019	2018	2017
Canadian Dollars to U.S. Dollars
Rate at end of period	0.7641	0.7594	0.7706
Average rate for period	0.7556	0.7876	0.7538
High for period	0.7811	0.8245	0.7828
Low for period	0.7330	0.7513	0.7276

PART I

ITEM 1.	BUSINESS

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

The Company commenced a field exploration program in 2011, which included verification of previous work which was completed on the Elk Creek Property in the 1970s and 1980s, re-assaying of historic drill core, an airborne geophysical survey and the completion of five new diamond drillholes. The available data for the Elk Creek Property was compiled into an updated NI 43-101 resource estimate for the Elk Creek Project, which was issued in April 2012. Additional drilling and NI 43-101 technical reports, including resource updates and PEAs, were completed and issued by the Company in 2014 and 2015.

During fiscal years 2016 and 2017, the Company focused on feasibility study development and, on June 30, 2017, we announced the completion of the 2017 Feasibility Study.

In connection with a review by the OSC, on December 15, 2017, the Company filed a revised 2017 Feasibility Study. This revised study contained no changes to any previously reported numbers or forecasted economic returns of the Elk Creek Project from those contained in the originally filed 2017 Feasibility Study.

During fiscal years 2018 and 2019, Company efforts were directed towards obtaining the financing necessary to advance the Elk Creek Project to construction and operations, and we conducted permitting, engineering and other related activities for the advancement of the Elk Creek Project. During fiscal year 2019, we received the new mine design based on detailed underground engineering conducted by Nordmin. On April 16, 2019, we announced the results of the updated underground mine design and supporting infrastructure, the results of an update to the Elk Creek Project’s mineral resource and mineral reserve estimates, and the 2019 Elk Creek Feasibility Study based on the new mine design. A full NI 43-101 technical report, incorporating the results of the 2019 Elk Creek Feasibility Study, was filed on SEDAR on May 29, 2019 with an effective date of April 16, 2019.

Information regarding the 2019 Elk Creek Feasibility Study is discussed below under Item 2., “Properties.”

Emerging Growth

Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the JOBS Act as we do not have more than $1.07 billion in annual gross revenue and did not have such amount as of June 30, 2019, this being the last day of our most recently completed fiscal year.

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

Year	Ferroniobium U.S. Import Price ($/kg-Nb)(1)	Scandium Trioxide U.S. Price ($/kg)(2)	Titanium Dioxide U.S. Price ($/kg)(3)
2018	$38	$4,600	$0.99
2017	37	4,600	0.74
2016	41	4,600	0.74
2015	43	5,100	0.84
2014	47	5,000	0.95

(1)	Source: Argus Metal Prices, average annual ending price, 2018. Ferro-niobium 65% Niobium content, FOB U.S. warehouse.
(2)	Source: USGS Mineral Commodity Summary, 2019. scandium trioxide , 99.99% purity, 5-kilogram lot size.
(3)	Source: USGS Mineral Commodity Summary, 2019. Rutile mineral concentrate, bulk, minimum 95% Titanium Dioxide, f.o.b. Australia.

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

General

While none of the lands on which the Elk Creek Project is proposed to be built are owned by the U.S. Government, mining rights are governed by the General Mining Law of 1872, as amended, which allows for the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the Bureau of Land Management. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with financial assurance provided in the amount of projected reclamation costs. The financial assurance is used to ensure that proper reclamation takes place and will not be released until that time. Local jurisdictions may also impose permitting requirements, such as conditional use permits or zoning approvals.

Environmental Regulation

Our mineral projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the U.S. requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state, or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Environmental Regulation - U.S. Federal Laws

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

The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water from mining facilities and requires a storm water discharge permit or Stormwater Pollution Prevention Plan for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the U.S. unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal, and administrative penalties for unauthorized discharges of pollutants, and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

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

Environmental Regulation − Nebraska

Nebraska has a well-developed set of environmental regulations and responsible agencies but does not have clearly defined regulations with respect to permitting mines. As such, review of the project and the issuance of permits by Nebraska agencies and regulatory bodies could potentially impact the total time to market for our Elk Creek Project. Other Nebraska regulations govern operating and design standards for the construction and operation of any source of air emissions and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating conditions, technical criteria, fees, or surety requirements. The most stringent permit related to air quality is known as a Prevention of Significant Deterioration (“PSD”) Permit, which requires the applicant to demonstrate compliance with National Ambient Air Quality Standards (“NAAQS”) and Best Available Control Technology (“BACT”) for the control of air emissions. If the facility exceeds the potential to emit thresholds for such a permit and is thus subject to PSD requirements, permanent construction at the project site may not begin until the responsible agency issues the PSD Permit. For facilities in Nebraska with potential emissions below PSD thresholds, a state air construction permit is needed. The state permit also requires a demonstration of compliance with NAAQS but does not require a BACT demonstration and further allows construction at a subject facility to proceed ahead of permit issuance through an established variance process.

Employees

As of September 3, 2019, we employed nine (9) full-time employees and one (1) part-time employee.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might,” or “will” be taken, occur, or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks related to our ability to operate as a going concern;

●	risks related to our requirement of significant additional capital;

●	risks related to our limited operating history;

●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes or disruptions in the securities markets;

●	risks related to our history of losses;

●	risks related to cost increases for our exploration and, if warranted, development projects;

●	risks related to feasibility study results;

●	risks related to mineral exploration and production activities;

●	risks related to our lack of mineral production from our properties;

●	risks related to the results of our metallurgical testing;

●	risks related to the price volatility of commodities;

●	risks related to estimates of mineral resources and reserves;

●	risks related to changes in mineral resource and reserve estimates;

●	risks related to differences in U.S. and Canadian reserve and resource reporting;

●	risks related to our exploration activities being unsuccessful;

●	risks related to our ability to obtain permits and licenses for production;

●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to proposed legislation that may significantly affect the mining industry;

●	risks related to land reclamation requirements;

●	risks related to competition in the mining industry;
●	risks related to the difficulties of handling the disposal of mine water at our Elk Creek Project;
●	risks related to equipment and supply shortages;
●	risks related to current and future joint ventures and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the ability to enforce judgment against certain of our Directors;
●	risks related to claims on the title to our properties;
●	risks related to surface access on our properties;
●	risks related to potential future litigation;
●	risks related to our lack of insurance covering all our operations;
●	risks related to the need for resilience in the face of potential impacts from climate change;
●	risks related to a disruption in, or failure of, our information technology (“IT”) systems, including those related to cybersecurity;
●	risks related to covenants contained in agreements with our secured creditors that may affect our assets;
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing;
●	risks related to our status as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended;
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules; and

●	risks related to our status as an “emerging growth company” and the impact of related reduced reporting requirements on our ability to attract investors.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the Item 1A., – “Risk Factors,” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Available Information

We maintain a website at http://www.niocorp.com. Our Common Shares are currently registered under Section 12(g) of the Exchange Act, and we are currently required to file reports on Forms 10-K, 10-Q or 8-K. Our Annual Report on Form 10-K (which includes our audited financial statements), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). We do not intend to send security holders a printed version of our Annual Report as it will be available online.

We maintain a Code of Business Conduct and Ethics for Directors, Officers and Employees (“Code of Conduct”). A copy of our Code of Conduct may be found on our website in the “About Us” section under the main title “Corporate Governance.” Our Code of Conduct contains information regarding whistleblower procedures.

We are not including the information contained on or accessible through our website or the SEC’s website as a part of, or incorporating it by reference into, this Form 10-K.

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

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2019, disclose that substantial doubt exists as to our ability to continue as a going concern. The financial statements included in this Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our Common Shares and/or debt and the potential profitable exploitation of our Elk Creek Project. Additionally, capital markets and general economic conditions in the U.S. and Canada may impose significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

We will require significant additional capital to fund our business plan.

We will be required to expend significant funds to develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. We anticipate that we will be required to make substantial capital expenditures for the development of our Elk Creek Project.

As of June 30, 2019, the Company had cash of $0.4 million and a working capital deficit of $4.8 million, compared to cash of $0.1 million and working capital deficit of $3.4 million on June 30, 2018.

As of June 30, 2019, the Company’s current planned operational needs were approximately $9.0 million through the end of fiscal 2020. From the date of this Form 10-K, we anticipate that we may need to raise approximately $8.5 million - $9.5 million to continue planned operations for the next twelve months. This represents general overhead costs, expected costs relating to securing financing necessary for the Elk Creek Project, satisfying outstanding accounts payable, and potential retirement of our short-term debt obligations. Access to additional funds will be utilized to further advance the Elk Creek Project through substantive near-term milestones.

We are actively pursuing such additional sources of debt and equity financing, and while we have been successful in doing so in the past, there can be no assurance we will be able to do so in the future.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of the products we intend to produce. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us.

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

Since our inception, we have had no revenue from operations. We have no history of producing products from any of our properties. Our Elk Creek Project is in the exploration stage. Advancing our Elk Creek Project from exploration into the development stage will require significant capital and time, and successful commercial production from the Elk Creek Property will be subject to permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting, engineering and construction of infrastructure, mining, and processing facilities;

●	the availability and costs of drilling equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;

●	the availability and cost of appropriate smelting and/or refining arrangements, if required;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance exploration, development, permitting, and construction activities, as warranted;

●	potential opposition from non-governmental organizations, local groups, or local residents that may delay or prevent development activities;

●	potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and

●	potential shortages of mining, mineral processing, hydrometallurgical, pyrometallurgical, construction, and other facilities-related supplies.

The costs, timing, and complexities of exploration, development, engineering and construction activities may be increased by the location of our properties and competition from other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, procurement, construction, and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing products at any of our current or future properties, including our Elk Creek Project.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods ($000):

●	$7,336 for the year ended June 30, 2019;

●	$8,497 for the year ended June 30, 2018; and

●	$14,630 for the year ended June 30, 2017.

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

We anticipate that costs at our projects that we may explore or develop will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgical performance, and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, steel, rubber, chemicals, natural gas, fresh water, electricity, and government actions such as tariffs. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable or not profitable at all. A material increase in costs at any significant location could have a significant effect on our profitability.

Risks Related to Mining and Exploration

Feasibility study results are based on assumptions that are subject to uncertainty and the estimates may not reflect actual capital and operating costs and potential revenues from any potential future production.

Feasibility studies, including the 2019 Elk Creek Feasibility Study, are used to determine the economic viability of a mineral deposit, including estimated capital and operating costs. Generally accepted levels of confidence in the mining industry are plus or minus 15% for feasibility studies. These levels reflect the levels of confidence that exist at the time the study is completed. While these studies are based on the best information available to us for the level of study, we cannot be certain that actual costs will not significantly exceed the estimated cost. While we incorporate what we believe is an appropriate contingency factor in cost estimates to account for this uncertainty, there can be no assurance that the contingency factor is adequate.

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

We have no history of producing commercial products from our current mineral properties. We do not produce commercial products and do not currently generate operating earnings. While we seek to move our Elk Creek Project out of exploration and into development and production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the timing and cost, which are considerable, of the construction of mining and processing facilities;

●	the availability and costs of skilled labor and mining equipment;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance construction and development activities;

●	potential opposition from non-governmental organizations, local groups, or local residents that may delay or prevent development activities; and

●	potential increases in construction and operating costs due to changes in the cost and availability of labor, fuel, power, materials, equipment and supplies.

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

We have completed significant bench, mini-pilot, and pilot scale metallurgical testing on material from the Elk Creek Project and will continue to complete necessary metallurgical testing at the bench, mini-pilot, and pilot scale as the exploration and, if warranted, development of the Elk Creek Project progresses. There can be no assurance that the results of such metallurgical testing will be favorable to, or will be as expected by, us. Furthermore, there can be no certainty that metallurgical recoveries obtained in bench or pilot scale tests will be achieved in either subsequent testing or commercial operations. The development of a complete metallurgical process to produce saleable final products from the Elk Creek Project is a complex and resource-intensive undertaking that may result in overall schedule delays and increased project costs for us.

Price volatility could have dramatic effects on our results of operations and our ability to execute our business plan.

The price of commodities varies on a daily basis. Niobium is a specialty metal and not a commonly traded commodity such as copper, zinc, gold, or iron ore. The price of niobium tends to be set through a limited long-term offtake market, contracted between very few suppliers and purchasers. The world’s largest supplier of niobium, Companhia Brasileira de Metalurgia e Mineração, supplies approximately 85% of the world’s niobium. Any attempt to suppress the price of niobium by such supplier, or an increase in production by any supplier in excess of any increased demand, would have negative consequences on the price of niobium and, potentially, on our value. The price of niobium may also be reduced by the discovery of new niobium deposits, which could not only increase the overall supply of niobium (causing downward pressure on its price) but could draw new firms into the niobium industry that would compete with us.

Scandium trioxide is used in solid oxide fuel cells and has the potential to become a valuable alloy with aluminum in the aerospace and automotive industries. Supply of scandium has been sporadic in recent years, and there are no primary scandium mines in the world at present. Production primarily occurs as a by-product from rare earth, titanium, and to a lesser extent from aluminum plants, primarily in Russia and China. Our management believes the Elk Creek Project would significantly increase the world’s supply of scandium trioxide. Although the Company’s market studies indicate a positive outlook for demand, there is no assurance at present that the Company could sell all of its production. In addition, the sale of scandium represents a significant portion of the Elk Creek Project revenue; achieving the revenue projected in the Company’s studies is subject to market growth in scandium, which is a developing market with a risk of oversupply and/or undersupply disrupting pricing.

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

Except for the 2019 Elk Creek Feasibility Study, we have not completed feasibility studies on any of our properties and have not commenced actual production. As a result, mineralization resource/reserve estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or at commercial production scale.

The resource/reserve estimates included in the 2019 Elk Creek Feasibility Study and contained in this Form 10-K have been determined based on assumed future prices, cut-off grades, and operating costs that may prove to be inaccurate. Extended declines in market prices for our products may render portions of our mineralization and resource/reserve estimates uneconomic and may result in reduced reported mineralization or may adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our Common Share price and on the value of our properties.

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian requirements. These requirements are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated, and inferred mineral resources, which are generally not permitted in disclosure filed with the SEC by U.S. issuers. In the U.S., mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Readers of this Form 10-K are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into reserves recognized under the SEC’s Industry Guide 7 reporting requirements.

Accordingly, information concerning descriptions of mineralization, reserves and resources contained in this Form 10-K, or in the documents incorporated herein by reference, may not be comparable to information made public by other U.S. companies subject to the reporting and disclosure requirements of the SEC.

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

Facilities associated with the Elk Creek Project, such as the mine, surface plant, tailings facilities, stockpiles and supporting infrastructure, are likely to either temporarily or permanently impact waterbodies and wetlands that are subject to regulation by the USACE as Waters of the United States (“WOUS”). We believe that we have obtained the necessary USACE permits to construct the project, but changes to the design or layout of the facility may trigger the USACE to require us to obtain and maintain additional permits for the Elk Creek Project. The duration of this permitting exercise is dictated by the USACE, and would need to be completed before facilities that would impact WOUS could be constructed. We may experience delays or additional costs in relation to obtaining the necessary permits and these delays and additional costs could negatively affect the economics of the Elk Creek Project and our results of operations.

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

A number of governments or governmental bodies have introduced or are contemplating legislative and/or regulatory changes in response to concerns about the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, on our future venture partners, if any, and on our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs necessary to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance, and uncertainty surrounding the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and could be particular to the geographic circumstances in areas in which we operate and may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance.

Reclamation may include requirements to:

●	control dispersion of potentially deleterious effluents;

●	treat ground and surface water to achieve water quality standards; and

●	reasonably re-establish pre-disturbance landforms and vegetation.

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

The Company has conducted three field investigations and two major technical studies into the hydrogeology of the Elk Creek carbonatite, which is the geologic formation which hosts the mineralized material that would be extracted by the Company’s mining operations. The Company expects to encounter significant amounts of water in the carbonatite, which will need to be pumped out of the formation to facilitate a mining operation. Water quality analyses have demonstrated that this water will have elevated temperature and salt content when compared to other water resources in the area. While the Company has developed plans to treat water produced from the mine for use in its operations, there is no guarantee that the permits needed for the treatment of the water or the disposal of the resultant waste products will be issued by the state of Nebraska, nor is there any guarantee that such permits will be issued in a timely fashion.

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

We have entered into three offtake agreements related to our Elk Creek Project as well as agreements related to the supply of natural gas and electricity to the project site, and may enter into joint ventures or partnership arrangements, including additional offtake agreements, with other parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, or price fluctuations and termination provisions related to such agreements, could have a material adverse effect on us, the development and production at our properties, including the Elk Creek Project, the joint ventures, if any, or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

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

It may be difficult to enforce judgments or bring actions outside the U.S. against us and certain of our directors.

We are a Canadian corporation and, as a result, it may be difficult or impossible for an investor to do the following:

●	enforce in courts outside the U.S. judgments obtained in U.S. courts based upon the civil liability provisions of U.S. federal securities laws against these persons and the Company; or

●	bring in courts outside the U.S. an original action to enforce liabilities based upon U.S. federal securities laws against these persons and the Company.

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

A disruption in, or failure of our third-party service providers’ IT systems, including those related to cybersecurity, could adversely affect our business operations and financial performance.

We rely on the accuracy, capacity and security of our third-party service providers’ IT systems for the operations of many of our business processes and to comply with regulatory, legal and tax requirements. We are dependent on third parties to provide important IT services relating to, among other things, operational technology at our facilities, human resources, electronic communications and certain finance functions. Despite the security measures that our third-party service providers have implemented, including those related to cybersecurity, their systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters, or unauthorized physical or electronic access. Though our third-party service providers have controls in place, we cannot provide assurance that a cyber-attack will not occur. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Failures of our our third-party service providers’ IT systems, whether caused maliciously or inadvertently, may result in the disruption of our business processes, or in the unauthorized release of sensitive, confidential or otherwise protected information or result in the corruption of data, which could adversely affect our business operations and financial performance. In addition, we may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.

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

Risks Related to the Common Shares

We believe that we may be a “passive foreign investment company” for the current taxable year and for one or more future taxable years, which may result in materially adverse U.S. federal income tax consequences for U.S. investors.

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. U.S. shareholders should be aware that we believe we were classified as a PFIC during our tax years ended June 30, 2018 and 2017, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and one or more future taxable years. If we are a PFIC for any taxable year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares or warrants, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. These consequences will be mitigated with respect to the Common Shares, but not the warrants, if the shareholder makes a timely and effective “qualified electing fund” or “QEF” election or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF election generally must include in income on a current basis for U.S. federal income tax purposes its share of our net capital gain and ordinary earnings for any taxable year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares and warrants.

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

In the past fiscal year, the trading price of our stock on the TSX has ranged from a low of C$0.52 to a high of C$0.72. In addition, stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to sell any Common Shares you acquire at a desired price.

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

Elk Creek Project, Nebraska

Our principal mineral property is the Elk Creek Property, a niobium, scandium and titanium exploration project. The Elk Creek Project does not have any proven or probable reserves under SEC Industry Guide 7 and the Elk Creek Project is exploratory in nature. The below information is in part summarized or extracted from our 2019 Elk Creek Project Feasibility Study.

Mr. Jean-Francois St-Onge, P.Eng, and Mr. Glen Kuntz, P. Geo, both of whom are independent qualified persons as defined in NI 43-101, have reviewed and approved the mineral reserves and mineral resources, respectively, and have verified the data contained in those portions of the Elk Creek Project disclosures relevant to their area of responsibility included in this Form 10-K related to the 2019 Elk Creek Feasibility Study.

Scott Honan, M.Sc., SME-RM, a qualified person as defined in NI 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the Elk Creek Project disclosure in this Form 10-K and has approved the disclosure in this Form 10-K related thereto. Mr. Honan is not independent of the Company, as he is the Vice President, Business Development. The full NI 43-101 technical report, incorporating the results of the 2019 Elk Creek Feasibility Study was filed on SEDAR on May 29, 2019.

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

Figure 1 - Property Map showing Location of Elk Creek Project

Title and Ownership

The Company currently holds 21 option agreements that are material to the Elk Creek Project and one perpetual easement of a land parcel at the terminus of a proposed waterline to the Missouri River from the Elk Creek Property, if required. The current optioned land package covers an area of 4,042 acres.

Option agreements are between NioCorp’s wholly-owned subsidiary ECRC and the individual landowners. Land ownership for the agreements significant to the Elk Creek Project are shown in Figure 2 and listed in Table 1. Significant agreements are those which have been demonstrated to host mineralized material, or which have the potential to be the site of buildings, facilities or other surface infrastructure.

Figure 2 - Land Tenure Map

Source: NioCorp, 2019

Table 1: Active Lease Agreements Covering the Elk Creek Project

Agreement Identifier	Hectares	Acres	Agreement Expiry
Beethe008	107.82	266.43	30-Apr-20
Beethe002	146.56	362.16	19-Feb-21
Beethe003	48.69	120.32	24-Jun-20
Beethe007	66.27	163.75	20-Jan-21
Heidemann003	48.56	120.00	17-Mar-20
Heidemann004	62.96	155.58	15-Mar-20
Heidemann005	79.55	196.57	16-Mar-20
Heidemann006	64.75	160.00	26-Mar-20
Heideman007	64.75	160.00	25-Mar-20
Koehler001	64.75	160.00	12-Jun-20
Krueger001	123.41	304.95	18-Dec-19
Nielsen001	112.81	278.75	25-Jun-20
Othmer003	61.48	151.93	22-Jan-21
Othmer004	113.31	280.00	22-Jan-21
Watermann001	32.37	80.00	6-Sep-21
Woltemath80S	32.37	80.00	4-Dec-19
Woltemath001	48.47	119.77	21-Jan-20
Woltemath002	152.49	376.81	4-Dec-19
Woltemath003J	89.03	220.00	25-Mar-20
Woltemath003P	82.96	205.00	25-Mar-20
Shuey001	32.37	80.00	28-May-20

Source: NioCorp, 2019

The current estimated Mineral Resource is wholly contained within parcels Woltemath003J and Beethe008, and agreements covering both of these properties have been secured. The Company considers these two leases to be the only leases on which the Company’s development of the Elk Creek Project is substantially dependent. Negotiations for additional lands to support various configurations of the surface operations have been completed. The Company believes that the surface plant and facilities associated with the Elk Creek Project could be located in any number of places and would not necessarily need to be sited on lands contiguous with the Beethe008 and Woltemath003 properties.

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

The Elk Creek Project is expected to incorporate surface and underground infrastructure, as well as tailings storage facilities. The offsite infrastructure is expected to include a new high voltage transmission line constructed by the local utility company and providing power to an on-site primary sub-station and a natural gas pipeline built by the owner of the interstate pipeline. Water used for all on-site process needs and activities will be supplied from mine dewatering activities, local groundwater wells and from a local water utility. See “Feasibility Study” below for additional information regarding proposed infrastructure related to the Elk Creek Project.

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
Source: Nordmin, 2019

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

Quantum, 2010-2011 (NioCorp under its former name)

In April 2011, Quantum conducted a preliminary drill program (three holes) on the Elk Creek deposit and two REE exploration targets (two holes), which have been excluded from the current Mineral Resource estimation, as they do not intersect the Nb2O5 anomaly and are located to the east. The objectives of the drill program over the Elk Creek Property were to verify the presence of higher-grade niobium mineralization at depth, and to infill drill the known niobium deposit in order to upgrade the resource category of the previous resource estimate and expand the known resource. The drill program was also established to collect sufficient sample material for metallurgical characterization and process development studies of the niobium mineralization.

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

2019 Elk Creek Feasibility Study

During the third quarter of fiscal year 2019, we received and completed our review and analysis of the final proposed mine design based on detailed underground engineering conducted by Nordmin. On April 16, 2019, we announced the results of the updated underground mine design and supporting infrastructure, the results of an update to the Elk Creek Project’s mineral resources and mineral reserve estimate, and the 2019 Elk Creek Feasibility Study based on the new mine design. A full NI 43-101 technical report, incorporating the results of the 2019 Elk Creek Feasibility Study, was filed on SEDAR on May 29, 2019.

Primary changes reflected in the updated mine design include a longer mine life, mining at greater depths to target higher niobium grades in the early years of mining operations, utilizing artificial ground freezing methods to mitigate water inflow during shaft construction, eliminating the active dewatering system that would have consisted of up to 15 large dewatering wells, and replacing a ventilation raise bore with a ventilation shaft to be installed with conventional sinking methods. In addition, the new mine design contemplates treating all water produced during mining operations, and water used in ore processing, on site for use in operations and replacing a brackish water discharge system with a system that produces solid salt that would be impounded on site.

The Elk Creek Project is planned as an underground mining operation using a long-hole stoping mining method and paste backfill, operating with a processing rate of 2,764 tonnes per day. Expected total production over the 36-year mine life includes 168,861 tonnes of payable niobium, 3,410 tonnes of scandium (“Sc2O3”), and 418,841 tonnes of titanium (“TiO2”). Estimated up-front direct capital costs are $760 million, in addition to indirect costs of $185 million, pre-production capital costs of $97 million, an overall contingency of $101 million, and pre-production net revenue credit of $265 million.

Financial Analysis Included in the 2019 Elk Creek Feasibility Study

The metrics reported in the 2019 Elk Creek Feasibility Study are based on the annual cash flow model results. The metrics are on both a pre-tax and after-tax basis, on a 100% equity basis with no Elk Creek Project financing inputs and are in Q1 2019 U.S. constant dollars. Foreign exchange impacts were deemed negligible as most, if not all, costs and revenues are denominated in U.S. dollars.

Key criteria used in the analysis are discussed in detail throughout this section. Principal Project assumptions used are shown summarized below.

Description	Value
Pre-Production Period	4 years
Process Plant Life	36 years
Mine Operating Days per Year	365
Mill Operating Days per Year	365
Discount Rate	EOP @ 8%
Commercial Production Year	2023

Source: Nordmin, 2019

Summary of Key Evaluation Metrics and Projected Economic Results Included in the 2019 Elk Creek Feasibility Study

Description	Value
Ore Mined (kt)	36,313
Mining Rate (t/d)	2,764
Nb2O5 Grade	0.81%
TiO2 Grade	2.86%
Scandium Grade (g/t)	65.7
Contained Nb2O5 (kt)	293
Contained Sc (t)	2,387
Contained TiO2 (kt)	1,039
Total Ore Processed (kt)	36,313
Processing Rate (kt/y)	1,009
Average Recovery, Nb2O5	82.4%
Average Recovery Sc	93.1%
Average Recovery TiO2	40.3%
Recovered Nb2O5 (kt)	241
Recovered Sc (t)	2,223
Recovered TiO2 (kt)	419
Realized Market Prices
Nb ($/kg)	$46.55
TiO2 ($/kg)	$0.99
Sc2O3 ($/kg)	$3,676
Payable Metal
Nb (t)	168,861
Sc2O3 (t)	3,410
TiO2 (t)	418,841

Description	Value ($000)
Total Gross Revenue	$20,807,083
Operating Costs:
Mining Cost	(1,562,803)
Process Cost	(3,874,533)
Site G&A Cost	(301,103)
Concentrate Freight Cost	(10,290)
Other Infrastructure Costs	(198,532)
Water Management Cost	(609,195)
Tailings Management Cost	(72,228)
Property Tax	(218,634)
Royalties	(279,224)
Annual Bond Premium	(5,500)
Total Operating Costs	(7,132,042)
Operating Margin (EBITDA1)	13,675,041
Effective Tax Rate	17.5%
Income Tax	(2,319,660)
Total Taxes	(2,319,660)
Working Capital	0
Operating Cash Flow	$11,355,381

Source: NioCorp, 2019

Operating Cost Estimates Included in the 2019 Elk Creek Feasibility Study

The following LoM unit operating costs include the pre-production and first/last years of production.

Description	LoM US$/t ore
Mining Cost	$43.04
Process Cost	106.70
Water Management Cost	16.78
Site G&A Cost	8.29
Other Infrastructure	5.47
Tailings Management Cost	1.99
Other Expenses	6.30
Total LoM Operating Costs	188.56
Royalties/Annual Bond Premium	7.84
Total All-In Operating Costs	$196.41

Source: Nordmin, 2019. Total may not sum due to rounding.

[1]	The term “EBITDA” refers to earnings before interest, taxes depreciation and amortization. See “Non-GAAP Financial Performance Measures” below for a discussion of the use of non-GAAP financial measures.

Capital Cost Estimates Included in the 2019 Elk Creek Feasibility Study

The following table shows the breakout in LoM initial capital and sustaining capital (including closure and reclamation) cost estimates, which total $1,609 million. An overall 9.67% contingency factor has been applied to the initial capital estimate, while a smaller 6.25% contingency was applied to the sustaining capital estimate. The initial capital estimate of $1,143 million will be partially offset by a Gross Pre-production Revenue Credit of $265 million (generated by pre-production product sales), which equates to a net cost of $879 million.

	$000
Description	Initial	Sustaining	Total
Capitalized Preproduction Expenses	$82,531	$-	$82,531
Site Preparation and Infrastructure	40,569	15,007	55,576
Processing Plant	367,439	96,448	463,886
Water Management and Treatment	73,756	23,613	97,369
Mining Infrastructure	256,731	180,438	437,170
Tailings Management	21,423	78,855	100,277
Site Wide Indirects	7,368	-	7,368
Processing Indirects	96,028	-	96,028
Mining Indirects	39,766	-	39,766
Process Commissioning	13,350	-	13,350
Mining Commissioning	1,444	-	1,444
Owner’s Costs	33,619	-	33,619
Mine Water Management Indirects	8,520	-	8,520
Closure and Reclamation	-	44,267	44,267
Contingency	100,797	27,429	128,227
Total Capital Costs	$1,143,340	$466,058	$1,609,398
Preproduction Revenue Credit	(264,747)
Net Project Total	$878,593

Source: Nordmin 2019. Totals may not sum due to rounding.

Planned Mining Operations

The Elk Creek Project is planned as a high-grade underground mining operation using a long-hole stoping mining method and paste backfill, with shaft access to minimize development through water bearing horizons. The mine will utilize jumbo drills for lateral development and tophammer and down-the-hole drills for vertical development and production stoping. Rock bolters will be used for ground support and probe holes will be used to support mine grouting where required. Ore will be remotely mucked from the bottom stope accesses using 14 tonne Load-Haul-Dump units (“LHD”). The LHDs will transport the ore to an ore pass directly or to remuck bays to maximize the efficiency of the stope mucking operations. When needed, a second LHD and a fleet of 40 tonne haul trucks will be used to transport ore from the remuck bays to the grizzly feeding the underground material handling system. Multiple remuck bays are used on each level to avoid interference between the LHD and the haul trucks. The ore is fed through the grizzlys with rock breakers into an underground crusher (the “Primary Crusher”) and via a material handling system to the surface.

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

The Hydromet plant building will be a multi-level engineered steel structure which will house equipment on two levels. Ore from mineral processing will be fed through 15 individual processes required to separate the three recoverable products. The purpose of the Hydromet processing steps is to leach the pay metals into solution using two separate acid leaches (HCl Leach and Sulfuric Acid Bake), remove impurities, separate the three pay metals, and perform precipitation/processing to final solid oxide forms. Outputs from the Hydromet Process include saleable titanium dioxide and scandium trioxide, with niobium pentoxide reporting to the Pyromet plant for final processing. The Hydromet plant will be supported by a Hydrochloric Acid Regeneration plant and a Sulfuric Acid Plant.

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

Proposed Production Plan and Schedule

Based on the 2019 Elk Creek Feasibility Study, the operating mine life is approximately 36 years with a nominal processing rate of 2,764 tonnes per day. The Elk Creek Project timeline is based on First Metal 42 months after Authorization to Proceed, plus an additional six months of Ramp-up to 100% of production capacity for a total of 45 months and assumes no financing constraints. The NioCorp board must approve a construction program and budget before construction of the Elk Creek Project can begin. This approval, along with the receipt of all required governmental permits and approvals and the completion of project financings, will determine whether and when construction of the Elk Creek Project can begin.

Proposed Tailings Storage

The tailings produced by the process plant will consist of filtered water leach residue, calcined excess oxide, and slag. Four TSFs will be constructed sequentially to contain the tailings over the life of the Elk Creek Project and would contain approximately 14.5 million tonnes of tailings. The tailings facilities have been designed to incorporate two independent areas: a composite-lined tailings solids storage area; and an area with double lined containment including a leak collection and recovery system for management of stormwater runoff and drainage from the tailings solids. The TSFs will store predominantly dry (i.e., not in a slurry consistency) tailings from the plant with embankment construction based on a “downstream” construction method. Facility closure is considered in the design.

Proposed Salt Management

The crystalline salt produced as a waste product of heating and evaporating brine from the Reverse Osmosis (“RO”) water treatment plant will be transported by conveyor to the temporary salt staging area and then be transported by truck to the dedicated salt management cells (“SMC”). Two SMCs will be constructed sequentially to contain the salt over the life of the project and would contain approximately 1.63 million cubic meters of salt. The SMCs design will incorporate a composite-lined storage area with double-lined containment including a leak collection and recovery system for management of stormwater runoff and drainage.

Proposed Water Management

For the first several years of construction, the advancement of the shaft and underground workings will require limited dewatering, anticipated to be through lower-level sumping and pumping for surface collection and disposal. Initially, water will be stored in the lined SMC #1 during construction or will be trucked off-site for treatment at a local publicly owned treatment works. Excess water in the SMCs will be spray evaporated within the footprint of the Cell, to avoid the reintroduction of soluble salts into the water treatment system. Temporary on-site storage or off-site shipment and disposal of the crystallizer solid waste may be necessary until construction of SMC #1 is completed.

Once full operations commence, we anticipate a shortfall of approximately 3,700 gpm of operational and processing water, as the underground mine dewatering is only expected to produce 1,000 gpm. To make up this shortfall, we would purchase fresh water from a local utility and from local landowners.

Once tailings begin being deposited in the TSF, internal contact water (from residual moisture in the tailings and precipitation falling within the impoundment footprint) will need to be actively managed. This water will be collected and treated using lime softening to precipitate hydroxide and carbonate solid forms for many of the inorganic constituents. The treated water will be filtered to remove the solids (which will be returned to the TSF for disposal), and the clean water will be pumped to the process plant RO system for further treatment. The clean water from the process plant RO unit will be used in the process plant, and the reject concentrate will be crystallized and deposited back into the SMCs.

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

Natural Gas

Natural gas, to be used throughout the Elk Creek Project during the construction and operation phases of the project, will be brought to the site via pipeline from the local utility company. NioCorp has a natural gas transportation contract with Tallgrass Energy, which operates the Rockies Express (“REX”) pipeline. Tallgrass will construct a 45 km (28 mile) gas pipeline lateral from the main REX pipeline system in Kansas to the project site. The lateral will be sized to provide a minimum of 27.5 dekatherms of gas per day. Natural gas will be distributed to all on-site facilities utilizing buried high-density polyethylene natural gas distribution pipe. Natural gas piping above ground and located inside of facilities will consist predominately of carbon steel pipe. Maximum on-site pipeline distribution pressure will be 100 psig. Natural gas will be used for facility heating, water heating, and for natural gas-fired process equipment.

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

The economic analysis in the 2019 Elk Creek Feasibility Study used the 2019 U.S. dollar base price of $47/kg Nb as the forward-looking price for steel grade (65%) ferroniobium based on published independent third-party reports. The base price is adjusted to a realized price to account for the discount provisions contained in the two ferroniobium offtake agreements that the Company has concluded.

NioCorp engaged OnG Commodities LLC (OnG) to produce a market assessment in April 2017 (OnG, 2017). The study examines current scandium production trends (approximately 20 tons/year) from existing and emerging producers plus an outlook for supply to 2028. The outlook then reviewed the current and emerging applications for scandium including fuel cells, aerospace, industrial and other uses plus and an outlook for demand to 2028. Based on these inputs, OnG provided pricing forecasts and global demand volumes by year to 2028 based estimated production costs and supply-demand balances. The pricing sheet for the OnG Commodities report was updated for NioCorp in 2019 (OnG, 2019).

No formal market study was done for TiO2 during the report period as it only represents 2% of overall revenue in the economic analysis. All market information for titanium and titanium dioxide is derived from USGS Commodity Market Summaries (Bedinger, 2019).

Taxation Rates Included in the 2019 Elk Creek Feasibility Study

Taxes that may be levied on the Elk Creek Project can be summarized as follows:

●	Corporate Income Tax rates are 21% for Federal and 7.81% for Nebraska

The Elk Creek Project is eligible for federal depletion allowances and credits, as well as various state incentives. The calculated effective income tax rate for the Elk Creek Project is 17.5%.

Elk Creek Project Environmental Performance under New Mine Design Included in the 2019 Elk Creek Feasibility Study

The new mine design further reinforces the environmental performance of the Elk Creek Project. Together with previously disclosed environmental and process innovations incorporated in the 2017 Feasibility Study, the new mine design now incorporates these following strategies and technologies designed to minimize environmental impacts of operation:

●	Zero Process Liquid Discharge: The Elk Creek facility will now operate as a “Zero Process Liquid Discharge” facility, with no releases of process liquids. Instead, both naturally occurring, brackish (slightly salty) water produced during mining operations, and water used in ore processing, will be treated on site for use in operations. A solid salt will be produced from water treatment operations which will be stored on site.
●	No Wastewater Discharge to the Missouri River: By treating water on site, the Elk Creek Project no longer needs to transport water for discharge into the Missouri River. This will release the Elk Creek Project from having to obtain a specific National Pollutant Discharge Elimination System water quality discharge permit from the State of Nebraska, or an additional Section 404 permit, or a Section 408 permit from the USACE. The Section 408 permit would have required completion of an Environmental Assessment study, a process that is governed by NEPA and involves review by multiple federal government agencies.
●	Additional Protection of Groundwater Resources Through Artificial Ground Freezing: The Elk Creek Project’s new mine design will utilize artificial ground freezing as part of the process of sinking the production and ventilation shafts. Artificial ground freezing creates a temporary frozen barrier that helps to protect groundwater resources in the area while shaft-sinking operations are underway.
●	Avoidance of Permanent Impacts to Federally Jurisdictional Waters: We designed the layout of the Elk Creek Project to minimize or avoid permanent impacts to any federally jurisdictional waters and/or wetlands on the property. This reduced the expected environmental impacts and allowed the Elk Creek Project to secure a Clean Water Act Section 404 permit from the USACE under the Nationwide Permit program, a much more efficient and less expensive process than an individual Section 404 permit. No other NEPA-level federal permits are now expected to be required for the Elk Creek Project.
●	Recycling of Reagents Used in Mineral Processing: Metallurgical and process breakthroughs that we accomplished in 2016 and 2017 are expected to help reduce the volume of material planned for disposal in the Elk Creek Project’s tailings storage areas. As more of this material is recycled, the environmental footprint of the Elk Creek Project is reduced.
●	Utilizing Tailings as Underground Mine Backfill: We plan to fill underground voids concurrently with mining operations using a paste backfill material that contains mine waste material that typically would be stored in above-ground mine tailings storage areas.

Mineral Reserves and Resources

The Mineral Reserves and Mineral Resources disclosed below are based on the 2019 Elk Creek Feasibility Study in conformity with generally accepted CIM “Estimation of Mineral Resource and Mineral Reserves Best Practices” guidelines and are reported in accordance with the CIM “Definition Standards – For Mineral Resources and Mineral Reserves, May 10, 2014.” Mineral Reserves and Mineral Resources at the Elk Creek Project as of June 30, 2019 are summarized below in Table 3 and Table 4, respectively.

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

Table 3: Underground Mineral Reserve Estimate for Elk Creek

Classification	Tonnage (x1000 mt)	Nb2O5 Grade (%)	Contained Nb2O5 (mt)	Payable Nb (mt)	TiO2 Grade (%)	Contained TiO2 (mt)	Payable TiO2 (mt)	Sc Grade (ppm)	Contained Sc (mt)	Payable Sc2O3 (mt)
Proven
Probable	36,313	0.81	293,321	168,861	2.86	1,039,050	418,841	65.7	2,387	3,410
Total Proven and Probable	36,313	0.81	293,321	168,861	2.86	1,039,050	418,841	65.7	2,387	3,410

Source: Nordmin, 2019. All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

February 19, 2019 Mineral Reserve Details
Parameter	Value	Unit
Mining Cost	43.55	US$/mt mined
Processing	108.16	US$/mt mined
Water Management and Infrastructure	13.71	US$/mt mined
Tailings Management	1.35	US$/mt mined
Other Infrastructure	6.96	US$/mt mined
General and Administrative	8.65	US$/mt mined
Royalties/Annual Bond Premium	7.53	US$/mt mined
Total Cost	189.91	US$/mt mined
Nb2O5 to Niobium conversion	69.6%
Niobium Process Recovery	82.36%
Niobium Price	39.60	US$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	US$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 conversion	153.4%
Sc Price	3,675	US$/kg

●	Nordmin has reported the mineral reserve based on the mine design, mine plan, and cash-flow model utilizing an average cut-off grade of 0.788% NB2O5 with an NSR of $500/mt.
●	Nordmin considers that the mineral reserve is amenable for underground extraction with a processing method to recover FeNb (as the saleable product of Nb2O5), TiO2, and Sc2O3 products.
●	The economic assumptions used to define Mineral Reserve cut-off grade are as follows:
o	Annual LoM production rate of ~7,220 tonnes of FeNb/annum,
▪	Initial elevated five-year production rate ~ 7,351 tonnes of FeNb/annum
o	Mining dilution of ~6% was applied to all stopes and development, based on 3% for the primary stopes, 9% for the secondary stopes, and 5% for ore development.
o	Mining recoveries of 95% were applied.
o	Price assumptions for FeNb, Sc2O3, and TiO2 are based upon independent market analyses for each product.
o	Price and cost assumptions are based on the pricing of products at the “mine-gate”, with no additional down-stream costs required. The assumed products are a ferroniobium product (metallic alloy shots 0.65Nb•0.35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.
●	The mineral reserve has an average LoM NSR of $538.63 /tonne.
●	Nordmin has provided detailed estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by third-party qualified persons).
●	Mineral Reserve effective date February 19, 2019. The financial model was run post-February 2019, which reflects a total cost of $196.41 versus $189.91 used in the February 19, 2019 Mineral Reserve Details Table above. Nordmin does not consider this a material change.
●	Price variances for commodities is based on updated independent market studies versus earlier projected pricing. The updated independent market studies do not have a negative effect on the reserve.
●	Nordmin completed a site inspection of the deposit through a subcontractor, Jean-Francois St-Onge, P.Eng., Associate Consulting Specialist – Mining, an appropriate “independent qualified person” as this term is defined in NI 43-101.

Table 4: Mineral Resource Statement for Elk Creek

Classification	Cut-off NSR (DIL)(US$/mt)	Tonnage (x1000 mt)	Nb2O5 Grade (%)	Contained Nb2O5 (mt)	TiO2 Grade (%)	Contained TiO2 (mt)	Sc Grade (ppm)	Contained Sc (mt)
Indicated	180	183,185	0.54	981,092	2.15	3,940,419	57.65	10,562
Inferred	180	103,992	0.48	498,864	1.81	1,886,181	47.38	4,928

Source: Nordmin, 2019. All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

February 19, 2019 Mineral Resource Details
Parameter	Value	Unit
Mining Cost	50.0	US$/mt mined
Processing	125	US$/mt mined
General and Administrative	5.0	US$/mt mined
Total Cost	180	US$/mt mined
Nb2O5 to Niobium conversion	69.6%
Niobium Process Recovery	82.36%
Niobium Price	39.60	US$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	US$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 conversion	153.4%
Sc Price	3,675	US$/kg
Calculated CoG NSR diluted 6%	180	US$/mt

●	Mineral resources are reported inclusive of the mineral reserve. Mineral resources are not mineral reserves and do not have demonstrated economic viability. All figures are rounded to reflect the relative accuracy of the estimate and have been used to derive sub-totals, totals and weighted averages. Such calculations inherently involve a degree of rounding and consequently introduce a margin of error. Where these occur, Nordmin does not consider them to be material.
●	The reporting standard adopted for the reporting of the MRE uses the terminology, definitions and guidelines given in the CIM Standards on Mineral Resources and Mineral Reserves (May 10, 2014) as required by NI 43-101.
●	CIM definition standards for mineral resources and mineral reserves (May 2014) defines a mineral resource as:
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
●	Historical samples have been validated via re-assay programs, and all drilling completed by NioCorp has been subjected to QA/QC. All composites have been capped and then composited where appropriate, and estimates completed used ordinary kriging. The concession is wholly owned by and exploration is operated by NioCorp Developments Ltd.
●	The project is amenable to underground longhole open stoping mining methods. Using results from metallurgical test work, suitable underground mining and processing costs, and forecast product pricing Nordmin has reported the mineral resource at an NSR cut-off of US$180/mt.
●	Economic Assumptions Used to Define Mineral resource Cut-off Value:

Diluted NSR (US$) = Revenue per block Nb2O5 (diluted) + Revenue per block TiO2 (diluted) + Revenue per block Sc (diluted)
 Diluted tonnes per block

●	Price assumptions for FeNb, Sc2O3, and TiO2 are based upon independent market analyses for each product.
●	Price and cost assumptions are based on the pricing of products at the “mine-gate”, with no additional down-stream costs required. The assumed products are a ferroniobium product (metallic alloy shots 0.65Nb•0.35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.
●	The “reasonable prospects for economic extraction” requirement generally implies that the quantity and grade estimates meet certain economic thresholds and that the mineral resources are reported at an appropriate Cut-off Grade (“CoG”), considering extraction scenarios and processing recoveries. Based on this requirement, Nordmin considers that major portions of the project are amenable for underground extraction with a processing method to recover FeNb (as the saleable product of Nb2O5), TiO2, and Sc2O3 products.
●	The result of positive indications from the company’s metallurgical testing and development program, titanium (TiO2) and scandium (Sc) were added to the mineral resource Statement in February 2015. Both metals can be recovered with simple additions to the existing process flowsheet and would provide additional revenue streams that would complement the planned production of ferroniobium.
●	Nordmin has provided reasonable estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by third-party qualified persons).
●	Mineral Resource effective date February 19, 2019.
●	Nordmin completed a site inspection of the deposit by Glen Kuntz, BSc, P.Geo., Consulting Specialist - Geology/Mining, an appropriate “independent qualified person” as this term is defined in NI 43-101.

Environmental and Social

A number of key permits and environmental management requirements have been identified for the Elk Creek Project, some of which need to be implemented as soon as practicable in order to maintain the proposed Elk Creek Project schedule.

●	While not necessarily complex, the timing generally required to complete permitting through any federal regulatory agency requires that NioCorp engage key agencies (in this case the USACE and possibly the EPA) early on in Elk Creek Project development and consider the siting and orientation of facilities carefully to minimize the risk of a protracted National Environmental Policy Act analysis of the Elk Creek Project. At the present time, the company believes that we have completed the major federal permitting actions needed for project construction, although changes to the design or location of project facilities may require that additional federal permits be obtained.

●	Construction at the facility will require an air construction permit (the “Air Permit”) from the State of Nebraska. The Air Permit will describe all of the prospective air emissions from the facility and will require the completion of an air quality model that demonstrates compliance with the NAAQS. Permanent construction at the site cannot commence until this permit is issued, although a number of preconstruction activities are allowed under standing Nebraska Department of Environment and Energy (“NDEE”) policy. A variance procedure is available to permittees that allows construction to proceed in advance of permit issuance if a determination is made that the permit will not be issued before permanent construction is scheduled to commence. An application for the air construction permit was submitted to the State on July 24, 2019.

●	A radioactive materials license will be needed from the Nebraska Department of Health and Human Services (“NDHHS”), Office of Radiological Health. Because of their limited experience with hard rock mining in the State of Nebraska, much less mining that includes Naturally Occurring Radioactive Material, the NDHHS may require additional information and more time to approve the Elk Creek Project under a Broad Scope License.

●	Documentation of existing baseline environmental conditions at the Elk Creek Project site was initiated in 2014 and should continue throughout the permitting process. Additional studies will need to be added once regulatory authorities have been given an opportunity to review the current mine plan presented in the 2019 Elk Creek Feasibility Study and assess their particular data needs for approval of the Elk Creek Project.

●	Surface water monitoring should continue throughout the permitting process and extend into construction and operations as part of the Environmental Management System. The NDEE Water Quality Division has been engaged in order to discuss the Elk Creek Project.

●	A wetland delineation and potential jurisdictional waters assessment was conducted in late 2014 to identify wetland and drainage features within the proposed Elk Creek Project boundary which resulted in a formal JD being issued by the USACE on September 6, 2016. The entire project has been authorized under the non-notifying provisions of Nationwide Permit 12.

●	Closure costs for the Elk Creek Project have been estimated at just over $44 million, including approximately $13.5 million for reclamation and closure of the TSFs and $16.6 million for plant and building removal and reclamation.

●	Community engagement has occurred in parallel with Nebraska field operations and has included public meetings, presentations to public agencies, communications with local and state politicians, meetings with environmental groups, and one-on-one meetings with area landowners.

Other Elk Creek Project Activities

●	In addition to finalizing the mine design and completing the 2019 Elk Creek Feasibility Study and 2019 Technical Report, we continued development of the Air Permit application, including the detailed engineering necessary to support the submission of the Air Permit application, which was submitted to the NDEE on July 24, 2019.

During the year ended June 30, 2019, we continued to advance the competitive process to identify and select engineering, procurement and construction firms for surface development, and underground mine development.

Proposed Activities

Our long-term financing efforts continued during the quarter ended June 30, 2019. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Acquisition of key land parcels currently subject to the Company’s Option to Purchase agreements;
●	Continuation of the Company’s efforts to secure federal, state and local permits;
●	Negotiation and completion of engineering, procurement and construction (“EPC”) agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Initiation of revised mine groundwater investigation and control activities; and
●	Initiation of long-lead equipment procurement activities.

Non-GAAP Financial Performance Measures

Non-GAAP financial performance measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with U.S. GAAP.

The 2019 Elk Creek Feasibility Study uses non-GAAP financial performance measures, such as EBITDA, Averaged Annual EBITDA and Averaged EBITDA Margin, for purposes of projecting the economic results of the Elk Creek Project. We are unable to provide a reconciliation of these forward-looking non-GAAP measures to the most comparable U.S. GAAP financial performance measures because certain information needed to reconcile those non-GAAP measures to the most comparable U.S. GAAP financial performance measures is dependent on future events, some of which are outside the control of the Company, such as FeNb, Sc2O3 and TiO2 prices, interest rates and exchange rates. Moreover, estimating such U.S. GAAP measures with the required precision necessary to provide a meaningful reconciliation is extremely difficult and could not be accomplished without unreasonable effort.

Corporate Headquarters

We lease our principal executive office space at 7000 South Yosemite Street, Suite 115, Centennial, Colorado.

ITEM 3.	LEGAL PROCEEDINGS

As of September 3, 2019, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended June 30, 2019, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

The Common Shares were first listed and posted for trading on the Vancouver Stock Exchange on December 1, 1987. On March 9, 2015, the Common Shares commenced trading on the TSX under the trading symbol “NB.” In addition, the Company trades on the U.S. Over-the-Counter Bulletin Board and the OTCQX under the symbol “NIOBF” and on the Frankfurt Stock Exchange as “BR3.”

The over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

 Holders

As of June 30, 2019, we had 8,171 holders of record of the Common Shares.

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

Purchases of Equity Securities by the Company

We did not make any repurchases in the quarter ended June 30, 2019.

Recent Sales of Unregistered Securities

The following Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Second Tranche Security and based upon representations and warranties of Lind in connection therewith.

Date	Conversion Amount	Shares Issued	Conversion Price/Share
May 21, 2019	$350,000	992,186	C$	0.47354
June 12, 2019	$350,000	949,801	C$	0.48952
July 25, 2019	$350,000	975,695	C$	0.47141
August 28, 2019	$275,000	821,197	C$	0.44481

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

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-U.S. Income Tax Convention (1980) (the “Convention”) to the holding and disposition of Common Shares.

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the U.S., (ii) is entitled to the benefits of the Convention, (iii) holds all Common Shares as capital property, (iii) holds no Common Shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder, (iv) deals at arm’s-length with and is not affiliated with NioCorp, (v) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, and (vi) is not an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for U.S. federal income tax purposes (including limited liability companies) may not in all circumstances be regarded by the Canada Revenue Agency (the “CRA”) as entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds Common Shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Convention to the entity in respect of its Common Shares.

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

A U.S. Resident Holder to whom NioCorp pays or is deemed to pay a dividend on the holder’s Common Shares will be subject to Canadian withholding tax, and NioCorp will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend, but should generally be reduced under the Convention to 15% (or, if the U.S. Resident Holder is a company which is the beneficial owner of at least 10% of the voting stock of NioCorp, 5%) of the gross amount of the dividend. For this purpose, a company that is a resident of the U.S. for purposes of the Canadian Tax Act and the Convention and is entitled to the benefits of the Convention shall be considered to own the voting stock of NioCorp owned by an entity that is considered fiscally transparent under the laws of the U.S. and that it is not a resident of Canada, in proportion to the Company’s ownership interest in that entity.

ITEM 6.	SELECTED FINANCIAL DATA (dollars in thousands, except per share amounts)

	For the Year Ended June 30,
	2019	2018	2017	2016	2015
Sales	$-	$-	$-	$-	$-
Total operating expenses	6,436	6,035	13,777	9,518	25,480
Net loss	7,336	8,497	14,630	11,408	23,115
Loss per common share, basic and diluted	0.03	0.04	0.08	0.07	0.17

	As of June 30,
	2019	2018	2017	2016	2015
Total assets	$11,085	$11,229	$11,351	$15,246	$11,575
Debt, including current portion	3,292	6,350	5,314	7,796	1,500
Shareholders’ equity	4,852	3,193	2,891	6,194	5,011

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of NioCorp and subsidiaries. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Form 10-K. Discussions related to fiscal 2018 performance as compared to fiscal 2017 performance can be found in Item 7., “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Summary of Consolidated Financial and Operating Performance

	For the year ended June 30,
	2019	2018	2017
	($000)
Operating expenses	$6,436	$6,035	$13,777
Net loss	7,336	8,497	14,630
Net loss per share (basic and diluted)	0.03	0.04	0.08

The Company’s net loss decreased to $7.3 million for fiscal 2019 from $8.5 million for fiscal 2018. These changes resulted primarily from decreased losses associated with the value of the Company’s long-term debt, including the timing of fees and expenses associates with additional drawdowns.

 During the fiscal years ended June 30, 2019 and 2018, the Company had no revenues. Operating expenses incurred related primarily to performing exploration and feasibility study related activities, as well as the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

Results of Operations (dollars in thousands)

	For the year ended June 30,
	2019	2018	2017
Operating expenses:
Employee related costs	$1,557	$2,133	$2,137
Professional fees	315	661	1,105
Exploration expenditures	3,144	2,136	8,927
Other operating expenses	1,420	1,048	1,608
Total operating expenses	6,436	6,035	13,777

Change in financial instrument fair value	630	1,902	574
Foreign exchange (gain) loss	(3)	174	(16)
Interest expense	266	375	286
Loss (gain) on available for sale securities	7	11	9
Income tax benefit	-	-	-
Net Loss	$7,336	$8,497	$14,630

Significant items affecting operating expenses are noted below:

Employee related costs for fiscal 2019 declined as compared to fiscal 2018 primarily due to decreased share-based compensation costs reflecting the timing of Option issuances and the corresponding vesting periods, as well as the number of Options granted and associated fair value calculations.

Professional fees include legal and accounting services. The decline is fees from fiscal 2018 to fiscal 2019 reflects the timing of Form S-3 registration statements filed with the SEC.

Exploration expenditures increased in fiscal 2019 as compared to fiscal 2018 reflecting the completion of the mine engineering design review by Nordmin and the related cost of developing the 2019 Elk Creek Feasibility Study, as well as costs incurred to develop the detailed engineering necessary to support the Air Permit application. Fiscal 2018 expenditures primarily related to the final wrap-up and issuance of the 2017 Feasibility Study and ongoing permitting and project advancement activities.

Other operating expenses include investor relations, general office expenditures, stock and proxy expenditures and other miscellaneous costs. Costs increased in fiscal 2019 as compared to fiscal 2018 primarily due to primarily due to the expensing of previously deferred financing costs in conjunction with the release of the 2019 Elk Creek Feasibility Study, partially offset by declines in share-based compensation costs for board members reflecting the timing of Option issuances and the corresponding vesting periods.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value primarily represents non-cash changes in the periodic market value of the Convertible Security, which is carried at fair value, as well as changes in the market value of the derivative liability component of the Notes. Higher costs in fiscal 2018, as compared to fiscal 2019, reflect the recognition of accrued interest and initial fair market valuations of additional Lind advances in that period.

Foreign exchange (gain) loss is primarily due to changes in the U.S. dollar against the Canadian dollar and the fiscal 2018 loss primarily reflects the impact of a strengthened U.S. dollar as applied to U.S. dollar-denominated debt instruments which are carried on the Canadian parent company books. Foreign exchange loss was minimal during fiscal 2019 as the ending U.S. dollar to Canadian dollar rate remained relatively unchanged from the prior year.

Interest expense decreased in fiscal 2019 as compared to fiscal 2018 as the Company’s Convertible Notes were accreted to full face value during the period.

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

As of June 30, 2019, the Company had cash of $0.4 million and a working capital deficit of $4.8 million, compared to cash of $0.1 million and working capital deficit of $3.4 million on June 30, 2018. This change in working capital is the result of an increase in accounts payable associated with the 2019 Elk Creek Feasibility Study and mine design work.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $9.0 million until June 30, 2020. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $320,000 per month where approximately $290,000 is for corporate overhead, lease extensions and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $30,000 per month is planned for expenditures relating to the advancement of the Elk Creek Project by ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $8.5 million to $9.5 million to continue planned operations for the next twelve months focused on financing and detailed engineering efforts related to the Elk Creek Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek Property lease commitments are $21,000 until June 30, 2020, exclusive of costs incurred to exercise or, if necessary, extend our current land and mineral right option agreements, which expire at various times between September 2019 and December 2021. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2020, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On August 16, 2019, the Company completed a drawdown from the credit facility under the Smith Credit Agreement in the amount of $125,000. The Company expects that the funds will be used for general corporate purposes. Following the drawdown, the remaining availability under the credit facility is $1,395,000. The $125,000 draw is subject to the interest, establishment fee, covenants, events of default and other terms of the Smith Credit Agreement.

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

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2019, disclose a “going concern” qualification to our ability to continue in business. The financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

We have no exposure to any asset-backed commercial paper. Other than cash held by our subsidiaries for their immediate operating needs in Colorado and Nebraska, all of our cash reserves are on deposit with major U.S. and Canadian chartered banks. We do not believe that the credit, liquidity, or market risks with respect thereto have increased as a result of the current market conditions. However, in order to achieve greater security for the preservation of our capital, we have, of necessity, been required to accept lower rates of interest, which has also lowered our potential interest income.

Operating Activities

During the year ended June 30, 2019, the Company’s operating activities consumed $4.4 million of cash (2018: $6.1 million). The cash used in operating activities for fiscal 2019 reflects the Company’s funding of losses of $7.3 million, partially offset by minor non-cash adjustments and changes in working capital items. Overall, fiscal 2019 operational outflows were lower than fiscal 2018, due to increased accounts payable primarily associated with the 2019 Elk Creek Feasibility Study and mine design work completed by Nordmin. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Net cash provided by financing activities was $4.7 million in fiscal 2019, compared to $5.7 million in fiscal 2018. Year-over-year changes in financing inflows primarily reflect the timing of individual equity financing events, as discussed in Note 7 to the Consolidated Financial Statements, as well as the timing of Lind Agreement funding and the deferral and subsequent write-off of financing costs.

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

Contractual Obligations

Our contractual obligations at June 30, 2019, are summarized as follows (amounts in thousands):

		Payments due by period
	Total	Less than 1 year		1-3 years		4-5 years	After 5 years
Debt	$3,526	$2,626	[1]	$900	[2]	$-	$-
Operating leases	52	52		-		-	-
Total contractual obligations	$3,578	$2,678		$900		$-	$-

(1)	Amounts represent principal of $2,280 and estimated interest payments of $346, assuming no early extinguishment.
(2)	Amounts represent principal of $750 and prepaid interest of $150, assuming no early extinguishment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At each of June 30, 2019 and 2018, we had accrued $83,000 related to estimated environmental obligations.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor created thereby. See the discussion in “Forward-Looking Statements” in Item 1., “Business.”

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Our discussion of financial condition and results of operations is based upon the information reported in our Consolidated Financial Statements. The preparation of these Consolidated Financial Statements in conformity with U.S. GAAP requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 2 to the Consolidated Financial Statements. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment.

Carrying Value of Long-Lived Assets

The recoverability of the carrying values of mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes. We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, an impairment loss will be recorded. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

We review and evaluate our long-lived assets, other than mineral properties, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured and recorded based on the estimated fair value of the long-lived assets being tested for impairment and their carrying amounts.

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

Income Taxes

We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or asset, as measured by the statutory tax rates in effect. We derive our deferred income tax expense or benefit by recording the change in the net deferred income tax liability or asset balance for the year. With respect to the earnings we derive from the operations of our consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of our consolidated subsidiaries.

We are subject to reviews of our income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. We recognize and record potential tax liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate. If our estimate of tax liabilities proves to be different than the ultimate assessment, an additional expense or benefit would result. We recognize interest and penalties, if any, related to unrecognized tax benefits in Income tax benefit (expense). In certain jurisdictions, we must pay a portion of the disputed amount to the local government in order to formally appeal the assessment. Such payment is recorded as a receivable if we believe the amount is ultimately recoverable.

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

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of September 3, 2019, is set out below, on a fully-diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	234,293,107
Stock options[1]	19,449,909
Warrants[1]	21,371,801
Convertible Notes (excluding the Second Tranche Security)[2]	1,069,773
Second Tranche Security[3]:
Assuming an average market price on conversion of $0.39 per share	825,228

[1]	Each exercisable into one Common Share
[2]	Represents estimated maximum Common Shares convertible pursuant to the Company’s private placement of convertible debentures which closed October 22, 2015. Actual Common Shares issued may be impacted by the U.S. dollar to Canadian dollar exchange rate, accrued interest payable and current trading price of the Company’s Common Shares at conversion date.
[3]	Represents Common Shares issuable on conversion of outstanding principal amount of $0.28 million as of September 3, 2019.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results

The following is a summary of selected quarterly financial information (unaudited, amounts in thousands, except per share amounts):

	Fiscal Year Ended June 30, 2019				Fiscal Year Ended June 30, 2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total Operating Expenses	$1,258	$1,958	$1,587	$1,633	$1,932	$1,563	$1,350	$1,190
Net Loss	$1,731	$2,473	$1,519	$1,613	$1,813	$1,960	$3,146	$1,578
Loss Per Common Share	$0.01	$0.01	$0.01	$0.00	$0.01	$0.01	$0.02	$0.00

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

NioCorp Developments Ltd.

Centennial, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NioCorp Developments Ltd. (the “Company”) and subsidiaries as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

September 3, 2019

NioCorp Developments Ltd.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data)

		As of June 30,
	Note	2019	2018
ASSETS
Current
Cash		$357	$73
Prepaid expenses and other		71	18
Other current assets	5	-	474
Total current assets		428	565
Non-current
Deposits		35	35
Available for sale securities at fair value		5	12
Mineral interests	6	10,617	10,617
Total assets		$11,085	$11,229

LIABILITIES
Current
Accounts payable and accrued liabilities		$2,941	$1,686
Related party loan	9	1,480	1,480
Convertible debt, current portion	7	800	756
Derivative liability, convertible debt	7	-	8
Total current liabilities		5,221	3,930
Convertible debt, net of current portion	7	1,012	4,106
Total liabilities		6,233	8,036
Commitments and contingencies	13
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 232,496,215 at June 30, 2019 and 213,405,372 at June 30, 2018	8	82,939	74,683
Additional paid-in capital		13,124	12,379
Accumulated deficit		(90,685)	(83,349)
Accumulated other comprehensive loss		(526)	(520)
Total shareholder equity		4,852	3,193
Total liabilities and equity		$11,085	$11,229

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data)

		For the year ended June 30,
	Note	2019	2018	2017
Operating expenses
Employee related costs		$1,557	$2,133	$2,137
Professional fees		315	661	1,105
Exploration expenditures	10	3,144	2,136	8,927
Other operating expenses		1,420	1,105	1,608
Total operating expenses		6,436	6,035	13,777

Change in financial instrument fair value	7	630	1,902	574
Foreign exchange (gain) loss		(3)	174	(16)
Interest expense		266	375	286
Loss on available for sale securities		7	11	9
Loss before income taxes		7,336	8,497	14,630
Income tax benefit		-	-	-
Net loss		$7,336	$8,497	$14,630

Other comprehensive loss (gain):
Net loss		$7,336	$8,497	$14,630
Other comprehensive loss (gain):
Reporting currency translation		6	(86)	(9)
Total comprehensive loss		$7,342	$8,411	$14,621

Loss per common share, basic and diluted		$0.03	$0.04	$0.08

Weighted average common shares outstanding		223,160,189	207,255,111	187,810,774

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

	For the year ended June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(7,336)	$(8,497)	$(14,630)
Adjustments for:
Depreciation	-	6	9
Change in financial instrument fair value	630	1,902	574
Unrealized loss (gain) on available-for-sale investments	7	11	9
Accretion of convertible debt	44	165	106
Foreign exchange (gain) loss	23	170	41
Write-off of deferred costs	474	-	-
Share-based compensation	604	1,296	1,471
	(5,554)	(4,947)	(12,420)
Change in non-cash working capital items:
Receivables	-	7	(2)
Prepaid expenses	(53)	129	(43)
Accounts payable and accrued liabilities	1,252	(1,284)	1,794
Net cash used in operating activities	(4,355)	(6,095)	(10,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	-	15	9
Net cash provided by investing activities	-	15	9

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	3,794	1,545	5,673
Share issue costs	(134)	(189)	(52)
Issuance of convertible debt	1,000	4,500	1,000
Related party debt draws	-	305	175
Deferred financing costs	-	(474)	-
Net cash provided by financing activities	4,660	5,687	6,796
Exchange rate effect on cash, cash equivalents and restricted cash	(21)	(37)	(43)
Change in cash, cash equivalents and restricted cash during period	284	(430)	(3,909)
Cash, cash equivalents and restricted cash, beginning of period	73	503	4,412

Cash, cash equivalents and restricted cash, end of period	$357	$73	$503

Supplemental cash flow information:
Amounts paid for interest	$129	$240	$135
Amounts paid for income taxes	-	-	-
Non-cash financing transaction:
Lind conversions	$4,582	$5,130	$4,103
Debt to equity conversion	-	207	-

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total
Balance, July 1, 2016	180,467,990	$58,401	$8,630	$(60,222)	$(615)	$6,194
Exercise of warrants	3,447,137	1,675	-	-	-	1,675
Exercise of options	150,000	104	(34)	-	-	70
Fair value of broker warrants granted	-	-	20	-	-	20
Fair value of Lind Warrants granted	-	-	233	-	-	233
Private placement – February 2017	7,364,789	3,927	-	-	-	3,927
Debt conversions	7,346,421	4,103	-	-	-	4,103
Share issuance costs	-	(181)	-	-	-	(181)
Share-based payments	-	-	1,471	-	-	1,471
Reporting currency presentation	-	-	-	-	9	9
Loss for the year	-	-	-	(14,630)	-	(14,630)
Balance, June 30, 2017	198,776,337	$68,029	$10,320	$(74,852)	$(606)	$2,891
Exercise of options	10,091	7	(2)	-	-	5
Fair value of broker warrants granted	-	-	41	-	-	41
Fair value of Lind Warrants granted	-	-	724	-	-	724
Private placement – July 2017	2,962,500	1,540	-	-	-	1,540
Private placement – September 2017	415,747	207	-	-	-	207
Debt conversions	11,240,697	5,130	-	-	-	5,130
Share issuance costs	-	(230)	-	-	-	(230)
Share-based payments	-	-	1,296	-	-	1,296
Reporting currency presentation	-	-	-	-	86	86
Loss for the year	-	-	-	(8,497)	-	(8,497)
Balance, June 30, 2018	213,405,372	$74,683	$12,379	$(83,349)	$(520)	$3,193
Exercise of warrants	115,000	64	-	-	-	64
Exercise of options	16,203	15	(15)	-	-	-
Fair value of Lind Warrants granted	-	-	156	-	-	156
Private placement – September 2018	4,975,158	2,412	-	-	-	2,412
Private placement – April 2019	2,957,164	1,317	-	-	-	1,317
Debt conversions	11,027,318	4,582	-	-	-	4,582
Share issuance costs	-	(134)	-	-	-	(134)
Share-based payments	-	-	604	-	-	604
Reporting currency presentation	-	-	-	-	(6)	(6)
Loss for the year	-	-	-	(7,336)	-	(7,336)
Balance, June 30, 2019	232,496,215	$82,939	$13,124	$(90,685)	$(526)	$4,852

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

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

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project. These matters raised substantial doubt about the Company’s ability to continue as a going concern, and the Company is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors.

2.	BASIS OF PREPARATION

a)	Basis of Preparation and Consolidation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the U.S. (“U.S. GAAP”). Certain transactions include reference to Canadian dollars (“C$”) where applicable.

These consolidated financial statements include the accounts of the Company and the subsidiaries listed in the following table. All intercompany transactions and balances have been eliminated.

	Country of	Ownership at June 30,
	incorporation	2019	2018
0896800 BC Ltd.	Canada	100%	100%
Elk Creek Resources Corp.	USA	100%	100%

Certain prior year amounts have been reclassified to conform to current year presentation and these reclassifications had no effect on the reported results of operations or net equity as previously disclosed.

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

b)	Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

c)	Foreign Currency Translation

Functional and reporting currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of the Company is the Canadian dollar and the functional currency for Elk Creek Resources Corp., a wholly-owned subsidiary, is the U.S. dollar.

The reporting currency for these consolidated financial statements is U.S. dollars.

Transactions in foreign currency

Transactions made in a currency other than the functional currency are remeasured to the functional currency at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the exchange rate at that date and non-monetary assets and liabilities are remeasured at historical rates. Foreign currency translation gains and losses are included in profit or loss.

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

e)	Mineral Properties

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

The recoverability of the carrying values of mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes. We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, an impairment loss will be recorded. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

f)	Long Lived Assets

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

g)	Financial Instruments

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

h)	Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents, The Company holds invests or maintains available cash primarily in two commercial banks located in Vancouver, British Columbia and Santa Clara, California. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

i)	Asset Retirement Obligation

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration and evaluation activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense and has accrued $83 related to estimated obligations as of June 30, 2019 (2018 - $83).

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

j)	Income Taxes

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

k)	Basic and Diluted Per Share Disclosure

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

l)	Stock Based Compensation

The Company grants stock options to directors, officers, and employees. Option terms and vesting conditions are at the discretion of the Board of Directors. The option exercise price is equal to the closing market price on the Toronto Stock Exchange on the Toronto Stock Exchange on the day preceding the date of grant.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company recognizes forfeitures as they occur.

m)	Recent Accounting Standards

Issued and Not Effective

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07 “Compensation - Stock compensation - Improvements to Nonemployee Share-Based Payment Accounting”. This update aims to simplify the accounting for share-based payments awarded to non-employees for goods or services acquired. The update specifies that the measurement date is the grant date and that awards are required to be measured at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, ASU 2016-02 was issued related to leases, which was further amended in September 2017 by ASU 2017-13, in January 2018 by ASU 2018-01, in July 2018 by ASU 2018-10 and 2018-11, and in March 2019 by ASU 2019-01. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, and the Company will adopt the guidance effective with our fiscal year beginning July 1, 2019. Adoption of this guidance will have an immaterial impact on the Company’s consolidated financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4.	GOING CONCERN ISSUES

The Company incurred a loss of $7,336 for the year ended June 30, 2019 (2018 - $8,497 and 2017 - $14,630) and had a working capital deficit and accumulated deficit of $4,793 and $90,685, respectively, as of June 30, 2019. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

5.	OTHER CURRENT ASSETS

Other current assets include legal and other professional fees associated with obtaining project debt financing for the Elk Creek Project. During the year ended June 30, 2019, the Company issued an updated feasibility study report on the Elk Creek Project. Due to the nature of changes in the underground mining portion of the technical study, and the passage of time from initial deferral, the Company has elected to expense these deferred costs and a total of $714 has been included in other operating expenses for the year ended June 30, 2019. Future financing-related fees will continue to be expensed until a definitive agreement has been approved by the Board.

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

The property interests of Elk Creek consist of a number of prepaid five-year mineral exploration lease agreements and include a pre-determined buyout for permanent ownership of the mineral rights. During the year ended June 30, 2015, the Company executed 5-year extensions to all landholder agreements covering 100% of the mineralized materials at the Elk Creek Project. These landholder agreements expire between December 2019 and September 2021. Terms of the agreements require no further significant payments, and the Company may negotiate lease extensions or elect to buyout the mineral rights at any time. Certain agreements also contain provisions to purchase surface rights, and several contain provisions whereby the landowners would retain a 2% NSR.

7.	CONVERTIBLE DEBT

	As of June 30,
	2019	2018
Current Portion:
Convertible notes	$800	$756
Noncurrent Portion:
Convertible security	$1,102	$4,106

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

The Company incurred transaction costs of $47, which were added to the carrying amount of the financial liability and are amortized as part of the effective interest rate.

Changes in the Notes balance are comprised of the following:

Convertible Notes
Balance, July 1, 2017	$592
Accreted interest, net of interest paid	164
Balance, June 30, 2018	756
Accreted interest, net of interest paid	44
Balance, June 30, 2019	$800

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Balance, July 1, 2017	$82
Change in fair value of derivative liability	(74)
Balance, June 30, 2018	8
Change in fair value of derivative liability	(8)
Balance, June 30, 2019	$-

Lind Partners Convertible Security Funding

Convertible Security
Balance, July 1, 2017	$3,465
Additional debt drawdowns	4,500
Conversions, at fair value	(5,130)
Change in fair market value	1,271
Balance, June 30, 2018	4,106
Additional debt drawdowns	1,000
Conversions, at fair value	(4,582)
Change in fair market value	488
Balance, June 30, 2019	$1,012

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

June 30, 2019

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

On June 27, 2018, the Company signed a definitive convertible security funding agreement (the “Subsequent Lind Agreement”) with Lind. Pursuant to the issuance of a convertible security (the “Subsequent Convertible Security” and, together with the Convertible Security, the “Convertible Securities”), a total of $1,000 was funded on July 9, 2018. The Subsequent Lind Agreement replaces the Lind Agreement in respect of the remaining $1,000 funding amount available under the Lind Agreement and accordingly, no further funding will be provided by Lind to the Company under the Lind Agreement. The terms of the Subsequent Convertible Security are substantially similar to the terms governing like securities under the Lind Agreement. As a result, upon payment of the $1,000 in funding by Lind to the Company, the Subsequent Convertible Security was issued in the amount of $1,200 ($1,000 in funding plus implied interest), and the Company issued warrants (“Warrants”) to Lind, as follows:

						Black Scholes Pricing Model Inputs
Funding Date	Face Value[1]	Warrants Issued[2]	Issue Price[3]		Warrant Expiry Date	Risk-free Rate	Yield	Volatility	Expected Life
July 9, 2018	$1,200	1,035,319	C$	0.77	July 9, 2021	2.0%	0%	58.3%	3 years

[1]	Includes implied interest.
[2]	The value of Warrants issued totaled $156, which was expensed to Change in Financial Instrument Fair Value.
[3]	The price to convert one Warrant into one common share of the Company (“Common Share”).

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

Additional funding of the Convertible Security, including the issuance of warrants as provided for under the Lind Agreement, was comprised of the following transactions:

							Black Scholes Pricing Model Inputs
Funding Date	Funded Value	Face Value[1]	Warrants Issued[2]	Warrant Valuation[3]	Warrant Issue Price[4]		Risk-free Rate	Yield	Volatility	Expected Life
August 15, 2017	$250	$300	260,483	$33	C$	0.73	1.23%	0%	49.6%	3 years
September 28, 2017	250	300	283,413	32	C$	0.66	1.23%	0%	47.7%	3 years
October 31, 2017	250	300	308,901	31	C$	0.62	1.59%	0%	47.0%	3 years
December 6, 2017	250	300	355,132	31	C$	0.54	1.59%	0%	48.9%	3 years
subtotal	1,000	1,200	1,207,929	127
January 30, 2018	1,500	1,800	1,546,882	261	C$	0.72	1.78%	0%	56.5%	3 years
February 5, 2018	500	600	529,344	85	C$	0.70	1.78%	0%	56.6%	3 years
February 7, 2018	500	600	541,435	79	C$	0.69	1.78%	0%	56.7%	3 years
subtotal	2,500	3,000	2,617,661	425
April 5, 2018	1,000	1,200	1,058,872	172	C$	0.72	1.85%	0%	57.9%	3 years
2018 total funding	$4,500	$5,400	4,884,462	$724

July 9, 2018	$1,000	$1,200	1,035,319	$156	C$	0.77	2.0%	0%	58.3%	3 years
2019 total funding	$1,000	$1,200	1,035,319	$156

[1]	Includes implied interest. Each funding has a term of two years from the funding date.
[2]	Warrants expire three years from issuance date.
[3]	Based on Black Scholes pricing model inputs. The value of warrants issued is expensed to Change in Financial Instrument Fair Value.
[4]	The price to convert one warrant into one Common Share.

The Lind Agreement contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000, and which have not been satisfied on time or within 90 days of invoice or have become prematurely payable as a result of its default or breach. This covenant became effective after February 1, 2016 and the Company was in compliance as of June 30, 2019.

8.	COMMON STOCK

a)	Issuances

2019 Issuances

On September 14, 2018, the Company completed the first tranche closing (the “2018 First Tranche Closing”) of a non-brokered private placement (the “September 2018 Offering”) of units (each a “Unit”). The 2018 First Tranche Closing consisted of the issuance of 2,917,587 Units, at a price of C$0.63 per Unit, for gross proceeds of C$1,838. Each Unit issued in connection with the 2018 First Tranche Closing consists of one Common Share and one-half of one Warrant. Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.75 until September 14, 2020.

On September 28, 2018, the Company completed the second and final tranche closing (the “2018 Second Tranche Closing”) of the September 2018 Offering. The 2018 Second Tranche Closing consisted of the issuance of 2,057,571 Units, at a price of C$0.63 per Unit, for gross proceeds of C$1,296. Each Unit issued in connection with the 2018 Second Tranche Closing consists of one Common Share and one-half of one Warrant. Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.75 until September 28, 2020. Net proceeds from the September 2018 Offering were used by the Company for continued development of NioCorp’s Elk Creek Project and for general corporate purposes. The Company paid cash commissions of C$18 in connection with the September 2018 Offering to brokers outside of the United States.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

On April 29, 2019, the Company closed the first tranche (the “2019 First Tranche Closing”) of a non-brokered private placement (the “April 2019 Private Placement”) of Units of the Company. In connection with the 2019 First Tranche Closing, a total of 1,666,664 Units were issued at a price per Unit of C$0.60, for total gross proceeds to the Company of approximately C$1 million.

On May 9, 2019, the Company closed the second and final tranche of the April 2019 Private Placement (the “2019 Second Tranche Closing”) and a total of 1,290,500 Units were issued at a price per Unit of C$0.60, for total gross proceeds to the Company of approximately C$0.8 million.

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

The July 2017 Private Placement was brokered by Mackie Research Capital Corporation (the “Agent”). The Company paid the Agent an aggregate cash commission of approximately C$125, equal to 6.5% of the gross proceeds raised under the July 2017 Private Placement. The Company also issued to the Agent 192,562 broker warrants (the “Broker Warrants”), equal to 6.5% of the Units sold pursuant to the July 2017 Private Placement. Each Broker Warrant entitles the holder thereof to purchase one Common Share at a price of C$0.79 until July 26, 2021. The fair value of the Broker Warrants of $41 was estimated based on the Black Scholes pricing model using a risk-free interest rate of 1.32%, an expected dividend yield of 0%, a volatility of 60.3%, and an expected life of four years. Total cash issue costs including agents’ commission, legal and other fees was $189. Proceeds of the July 2017 Private Placement were used for general working capital purposes and to continue advancement of the Company’s Elk Creek Project.

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

2017 Issuances

On February 14, 2017, the Company completed the first tranche closing (the “2017 First Tranche Closing”) of a non-brokered private placement of units (each a “Unit”) (the “February 2017 Offering”). The 2017 First Tranche Closing consisted of the issuance of 3,860,800 Units at a price of C$0.70 per Unit, for gross proceeds of C$2.7 million. Each Unit consists of one Common Share and one transferable Common Share purchase warrant (each whole such warrant a “Warrant”), with each Warrant entitling the holder thereof to acquire one additional Common Share at a price of C$0.85 for a period of 36 months from their date of issuance.

On February 28, 2017, the Company completed the second and final tranche closing (the “2017 Final Closing”) of the February 2017 Offering. The 2017 Final Closing consisted of the issuance of 3,503,989 units including 2,964,682 units dated February 21, 2017, and 539,307 units dated February 28, 2017 (collectively, the “2017 Final Closing Units”), at a price of C$0.70 per Unit, for gross aggregate proceeds of C$2.5 million. Each 2017 Final Closing Unit consists of one Common Share and one transferable Common Share purchase warrant (a “Warrant”), with each Warrant entitling the holder thereof to acquire one additional Common Share at a price of C$0.85 for a period of three years from Unit issuance. The Company paid cash commissions of C$88 and issued 78,342 broker warrants (having the same terms as the Warrants) in connection with the 2017 Final Closing to brokers outside of the United States. The broker warrants were valued at C$26 using a risk-free rate of 0.75%, expected volatility of 81.27% and expected life of three years.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

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

The Board has the exclusive power over the granting, amendment, administration or settlement of any award.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance July 1, 2016	11,465,000	C$	0.69
Granted	6,360,000	C$	0.78
Exercised	(150,000)	C$	0.62
Cancelled/expired	(1,070,000)	C$	0.66
Balance June 30, 2017	16,605,000	C$	0.73
Granted	3,925,000	C$	0.47
Exercised	(10,091)	C$	0.62
Cancelled/expired	(4,932,500)	C$	0.77
Balance June 30, 2018	15,587,409	C$	0.65
Granted	4,445,000	C$	0.54
Exercised	(16,203)	C$	0.47
Cancelled/expired	(566,297)	C$	0.79
Balance June 30, 2019	19,449,909	C$	0.62

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

The following table summarizes the information and assumptions used to determine option costs:

	Year ended June 30,
	2019	2018	2017
Fair value per option granted during the period (C$)	$0.21	$0.16	$0.42
Risk-free interest rate	2.02%	1.59%	0.75%
Expected dividend yield	0%	0%	0%
Expected stock price volatility (historical basis)	57.0%	47.9%	92.9%
Expected option life in years	3.0	3.0	2.15

The following table summarizes information about stock options outstanding at June 30, 2019:

Exercise price		Expiry date	Number outstanding	Aggregate Intrinsic Value		Number exercisable	Aggregate Intrinsic Value
C$	0.47	November 9, 2022	3,800,000	C$	304	3,800,000	C$	304
C$	0.54	November 15, 2023	4,445,000		44	2,222,500		22
C$	0.62	January 19, 2021	5,264,909		-	5,264,909		-
C$	0.76	March 6, 2022	5,400,000		-	5,400,000		-
C$	0.94	July 21, 2021	540,000		-	540,000		-
Balance June 30, 2019			19,449,909	C$	348	17,227,409	C$	326

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$0.55 as of June 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2019, was 6,022,500. The total intrinsic value of options exercised during the year ended June 30, 2019 was C$8.

As of June 30, 2019, there was $157 of unrecognized compensation cost related to unvested share-based compensation arrangements granted. The cost is expected to be recognized over a weighted average period of approximately 0.8 years.

c)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted average exercise price
Balance July 1, 2016	22,733,685	C$	0.74
Granted:
Lind First Tranche Warrants	890,670	C$	0.90
February 2017 Private Placements	7,364,789	C$	0.85
Broker Warrants: February 2017 Private Placement	78,342	C$	0.85
Exercised	(3,447,137)	C$	0.65
Expired	(7,011,263)	C$	0.79
Balance June 30, 2017	20,609,086	C$	0.79
Granted:
Lind Warrants	4,884,462	C$	0.69
July 2017 Private Placements	2,962,500	C$	0.79
Broker Warrants: July 2017 Private Placement	192,562	C$	0.79
Balance June 30, 2018	28,648,610	C$	0.77
Granted:
Lind Warrants	1,035,319	C$	0.77
September 2018 Private Placement	2,487,577	C$	0.75
April 2019 Private Placement	1,478,580	C$	0.72
Exercised	(115,000)	C$	0.75
Expired	(12,160,285)	C$	0.74
Balance June 30, 2019	21,374,801	C$	0.78

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

At June 30, 2019, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price		Expiry Date
355,132	C$	0.54	December 6, 2020
308,901	C$	0.62	October 31, 2020
283,413	C$	0.66	September 28, 2020
541,435	C$	0.69	February 7, 2021
529,344	C$	0.70	February 5, 2021
833,330	C$	0.72	April 29, 2020
645,250	C$	0.72	May 9, 2020
1,546,882	C$	0.72	January 30, 2021
1,058,872	C$	0.72	April 5, 2021
260,483	C$	0.73	August 15, 2020
1,458,792	C$	0.75	September 14, 2020
1,028,785	C$	0.75	September 28, 2020
1,035,319	C$	0.77	July 9, 2021
3,155,062	C$	0.79	July 26, 2021
3,860,800	C$	0.85	February 14, 2020
3,043,024	C$	0.85	February 21, 2020
539,307	C$	0.85	February 28, 2020
890,670	C$	0.90	March 31, 2020
21,374,801

9.	RELATED PARTY TRANSACTIONS AND BALANCES

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

The Company also has a non-revolving credit facility agreement (the “Credit Agreement”) in the amount of $2,000 with Mr. Smith. The Credit Agreement bears an interest rate of 10% and drawdowns from the Credit Agreement are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Agreement are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature. During the year ended June 30, 2018, Mr. Smith advanced an additional $305 to the Company under the Credit Agreement, and as of June 30, 2018, the principal amount outstanding under the Credit Agreement was $480.

Accounts payable and accrued liabilities included interest payable to Mr. Smith under the Original Smith Loan and the Credit Agreement of $70.

On May 31, 2019, the Company and Mr. Smith entered into amending agreements extending the maturity dates of the Original Smith Loan and the Credit Agreement to June 17, 2020 and June 16, 2020, respectively.

On June 20, 2016, the Company announced a joint development agreement (the “Development Agreement”) with IBC Advanced Alloys Corp. (“IBC”) to investigate and develop applications for scandium-containing alloys for multiple downstream markets. In addition to his management duties at NioCorp, Mark Smith is also the Chairman of the IBC Board of Directors. Under the terms of the Development Agreement, each party bears its own costs incurred in development efforts. During the year ended June 30, 2018, the Company supplied IBC with a small quantity of Scandium Trioxide which was used to manufacture several aluminum-scandium alloy ingots. Development of processes to produce master alloy materials using third party labs and potential commercial products is ongoing.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

10.	EXPLORATION EXPENDITURES

	For the year ended June 30,
	2019	2018	2017
Feasibility study and engineering	$2,403	$1,105	$5,797
Field management and other	577	671	811
Metallurgical	164	264	2,209
Geologists and field staff	-	96	110
Total	$3,144	$2,136	$8,927

11.	Income Taxes

Domestic and foreign components of loss before income taxes for the years ended June 30, 2019, 2018 and 2017 are as follows:

	For the year ended June 30,
	2019	2018	2017
Canada	$3,622	$5,667	$4,897
United States	3,714	2,830	9,733
Total	$7,336	$8,497	$14,630

On December 22, 2017, the Tax Cuts and Jobs Act (the “U.S. Tax Act”) was signed into law making significant changes to the U.S. tax code, including a reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent. During the year ended June 30, 2018, the Canadian statutory tax rate also increased from 26 percent to 27 percent related to provincial law changes in British Columbia. The primary impact of these changes to the Company was a reduction in the deferred tax asset related to mineral interests and net operating loss carryforwards, offset by a corresponding change to the valuation allowance.

The following table is a reconciliation of income taxes at statutory rates:

	For the year ended June 30,
	2019	2018	2017
Loss before income taxes	$7,336	$8,497	$14,630
Combined federal and provincial statutory income tax rate	27%	27%	26%
Income tax benefit at statutory tax rates	1,981	2,294	3,804
Foreign rate differential	(71)	(49)	1,218
Warrant expense	(42)	(195)	(66)
Share based compensation	(163)	(350)	(383)
Change in estimates related to prior years	211	218	(471)
Effect of legislative changes	-	(3,591)	-
Change in valuation allowance	(1,821)	2,051	(4,028)
Other	(95)	(378)	(74)
Income tax benefit	$-	$-	$-

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes are as follows:

	As of June 30,
	2019	2018
Deferred tax assets
Mineral interest	$8,093	$7,307
Net operating losses available for future periods	6,209	5,103
Other	146	217
Total deferred tax assets	14,448	12,627
Valuation allowance	(14,448)	(12,627)
Net deferred tax assets	$-	$-

Changes in the valuation allowance are as follows:

	For the year ended June 30,
	2019	2018
Valuation allowance, beginning of year	$(12,627)	$(14,678)
Current year additions	(1,821)	(1,647)
Decrease resulting from the revaluation related to changes in tax rate	-	3,698
Valuation allowance, end of year	$(14,448)	$(12,627)

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $14,448 at June 30, 2019 relates mainly to net operating loss carryforwards in Canada and mineral interest due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not.

The Company’s net deferred tax asset balance as of June 30, 2018 and the corresponding valuation allowance for the year then ended reflects a decrease of $3,698 resulting from the re-measurement of the Company’s tax position due to a reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent under the U.S. Tax Act.

The Company had the following cumulative net operating losses for federal income tax purposes and these carryforwards will generally expire between 2026 and 2039. As a result of the U.S. Tax Act, U.S. tax losses incurred for tax years commencing in 2018 have no expiration.

	As of June 30,
Jurisdiction	2019	2018
Canada	$21,794	$18,070
United States	1,405	982
Total	$23,199	$19,052

The Company had no unrecognized tax benefits as of June 30, 2019 or 2018. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction and Canada. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

12.	Fair Value Measurements

The Company measures the fair value of financial assets and liabilities based on U.S. GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

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

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at June 30, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and included situations where there is little, if any, market activity for the instrument:

	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$357	$357	$-	$-
Available for sale securities	5	5	-	-
Total	$362	$362	$-	$-
Liabilities:
Convertible debt	$1,012	$-	$-	$1,012
Derivative liability, convertible debt	-	-	-	-
Total	$1,012	$-	$-	$1,012

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73	$73	$-	$-
Available for sale securities	12	12	-	-
Total	$85	$85	$-	$-
Liabilities:
Convertible debt	$4,106	$-	$-	$4,106
Derivative liability, convertible debt	8	-	-	8
Total	$4,114	$-	$-	$4,114

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

The significant unobservable valuation inputs for the Convertible Debt includes an expected return of 50%. A 15% decrease (increase) in the expected return would result in an increase (decrease) to fair value of $7, or approximately 0.6%.

The derivative liability was valued using a Black-Scholes pricing model with the following inputs:

	2019	2018
Risk-free interest rate	1.25%	1.25%
Expected dividend yield	0%	0%
Expected stock price volatility	50.27%	73.97%
Expected option life in years	0.25	0.25

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars, except share data)

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

	As of June 30,
	2019	2018
Beginning balance	$4,114	$3,547
Convertible securities closings	1,000	4,500
Conversions to equity	(4,582)	(5,130)
Realized and unrealized losses	480	1,197
Ending balance	$1,012	$4,114

13.	COMMITMENTS AND CONTINGENCIES

NioCorp has the following land, office, facility and equipment lease commitments in place as of June 30, 2019:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$3,526	$2,626	$900	$-	$-
Operating leases	52	52	-	-	-
Total contractual obligations	$3,578	$2,678	$900	$-	$-

14.	SUBSEQUENT EVENTS

On August 16, 2019 the Company completed a drawdown from the Smith Credit Agreement in the amount of $125. The Company expects that the funds will be used for general corporate purposes. Following the drawdown, the remaining availability under the Smith Credit Agreement is $1,395. The $125 draw is subject to the interest, establishment fee, covenants, events of default and other terms of the Smith Credit Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2019.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of June 30, 2019, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

(1)	The Consolidated Financial Statements, together with the reports thereon of BDO USA, LLP dated September 3, 2019 are included as part of Item 8, “Financial Statements and Supplementary Data,” commencing on page 46 above.

(a)	Exhibits

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.1(1)	Special Warrant Indenture, dated November 10, 2014, between the Company and Computershare Trust Company of Canada
4.2(1)	Special Warrant Indenture, dated February 27, 2015, between the Company and Computershare Trust Company of Canada
4.3(1)	Warrant Indenture, dated November 10, 2014, between the Company and Computershare Trust Company of Canada
4.4(1)	Warrant Indenture, dated February 27, 2015, between the Company and Computershare Trust Company of Canada
4.5(4)	Warrant Indenture, dated February 14, 2017, between the Company and Computershare Trust Company of Canada
4.6(4)	Form of Subscription Agreement in respect of units of the Company issued in February 2017
4.7(6)	Warrant Certificate, dated March 31, 2017, in respect of warrants issued to Lind
4.8(8)	Agency Agreement, dated July 26, 2017, between the Company and Mackie
4.9(8)	Form of Subscription Agreement in respect of units of the Company issued in July 2017
4.10(8)	Non-Transferable Broker Warrant Certificate, dated July 26, 2017, in respect of non-transferable broker warrants issued to Mackie
4.11(8)	Warrant Indenture, dated July 26, 2017, between the Company and Computershare Trust Company of Canada
4.21(12)	Convertible Security Funding Agreement, dated June 27, 2018, between the Company and Lind
4.22(12)	Form of Warrant Certificate in respect of warrants issued to Lind (included in Exhibit 4.21)
4.23(13)	Form of Subscription Agreement in respect of units of the Company issued in September 2018
4.24(13)	Warrant Indenture, dated September 14, 2018, between the Company and Computershare Trust Company of Canada
4.25(14)	Form of Subscription Agreement in respect of units of the Company issued in April 2019
4.26	Description of Securities
10.1#(10)	NioCorp Developments Ltd. Long Term Incentive Plan, effective as of November 9, 2017
10.2#(1)	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC
10.3(2)**	Offtake Agreement, dated June 13, 2006, between the Company and CMC Cometals, a division of Commercial Metals Company
10.4(9)	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.5(2)**	Beethe008 Extension to Option to Purchase, dated April 27, 2015, among ECRC and Elda E. Beethe and Beverly J. Beethe
10.6(2)**	Woltemath 003 Extension to Option to Purchase, dated December 30, 2014, among ECRC and Victor L. and Juanita E. Woltemath
10.7(3)	Smith Credit Agreement
10.8(5)	Amending Agreement to Smith Credit Agreement, dated March 20, 2017, between the Company and Mark Smith
10.9(11)	Amending Agreement to Smith Credit Agreement, dated April 6, 2018, between the Company and Mark Smith
10.10(15)	Amending Agreement to Smith Credit Agreement, dated May 31, 2019, between the Company and Mark Smith
10.11(9)	Original Smith Loan
10.12(5)	Amending Agreement to Original Smith Loan, dated March 20, 2017, between the Company and Mark Smith
10.13(11)	Amending Agreement to Original Smith Loan, dated April 6, 2018, between the Company and Mark Smith
10.14(15)	Amending Agreement to Original Smith Loan, dated May 31, 2019, between the Company and Mark Smith
10.15(7)	Security Agreement, dated June 17, 2015, from the Company to Mark Smith
21.1(1)	Subsidiaries of NioCorp Developments Ltd.
23.1	Consent of BDO USA.
23.2	Consent of Mr. Glen Kuntz, P. Geo, Consulting Specialist – Geology/Mining, Nordmin Engineering Ltd.
23.3	Consent of Mr. Jean-Francois St-Onge, P.Eng, Associate Consulting Specialist – Mining, Nordmin Engineering Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(16)	XBRL Instance Document
101.SCH(16)	XBRL Taxonomy Extension – Schema
101.CAL(16)	XBRL Taxonomy Extension – Calculations
101.DEF(16)	XBRL Taxonomy Extension – Definitions
101.LAB(16)	XBRL Taxonomy Extension – Labels
101.PRE(16)	XBRL Taxonomy Extension – Presentations

#	Management compensation plan, arrangement or agreement.

**	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on September 20, 2016.

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-213451) filed with the SEC on September 2, 2016 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 20, 2017 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 21, 2017 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on March 24, 2017 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 5, 2017 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-217272) filed with the SEC on April 12, 2017 and incorporated herein by reference.

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

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 9, 2018 and incorporated herein by reference

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on July 2, 2018 and incorporated herein by reference

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on September 18, 2018 and incorporated herein by reference

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on May 2, 2019 and incorporated herein by reference

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 5, 2019 and incorporated herein by reference

(16)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2019 and June 30, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2019, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2019, 2018 and 2017, (iv) the Consolidated Statements of Changes in Equity for the years ended June 30, 2019, 2018 and 2017, (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/ Neal Shah
Neal Shah Chief Financial Officer

September 3, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 3, 2019.

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