Form 10-Q
period 2019-09-30
NIOCORP DEVELOPMENTS LTD
filed 2019-11-08
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 8, 2019, the registrant had 234,839,598 Common Shares outstanding.

i

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.
Condensed Consolidated Balance Sheets
(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	September 30, 2019	June 30, 2019
ASSETS
Current
Cash		$46	$357
Prepaid expenses and other		20	71
Total current assets		66	428
Non-current
Deposits		35	35
Available for sale securities at fair value		2	5
Mineral interests		10,617	10,617
Total assets		$10,720	$11,085

LIABILITIES
Current
Accounts payable and accrued liabilities		$3,246	$2,941
Related party loans	6	1,695	1,480
Convertible debt, current portion	4	1,116	800
Derivative liability, convertible debt		-	-
Total current liabilities		6,057	5,221
Convertible debt, net of current portion		-	1,012
Total liabilities		6,057	6,233
SHAREHOLDERS' EQUITY
Common stock, unlimited shares authorized; shares outstanding: 234,293,107 and 232,496,215, respectively	5	83,641	82,939
Additional paid-in capital		13,050	13,124
Accumulated deficit		(91,690)	(90,685)
Accumulated other comprehensive loss		(338)	(526)
Total equity		4,663	4,852
Total liabilities and equity		$10,720	$11,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended September 30,
	Note	2019	2018
Operating expenses
Employee related costs		$354	$312
Professional fees		118	51
Exploration expenditures	7	223	777
Other operating expenses		197	118
Total operating expenses		892	1,258
Change in financial instrument fair value	4	7	493
Foreign exchange loss (gain)		43	(118)
Interest expense		60	99
Loss (gain) on available for sale securities		3	(1)
Loss before income taxes		1,005	1,731
Income tax benefit		-	-
Net loss		$1,005	$1,731

Other comprehensive loss:
Net loss		$1,005	$1,731
Other comprehensive (gain) loss:
Reporting currency translation		(188)	103
Total comprehensive loss		$817	$1,834

Loss per common share, basic and diluted		$0.00	$0.01

Weighted average common shares outstanding		233,755,865	215,355,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.
Condensed Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars) (unaudited)

	For the three months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(1,005)	$(1,731)
Non-cash elements included in net loss:
Change in financial instrument fair value	7	493
Unrealized loss (gain) on available-for-sale investments	3	(1)
Accretion of convertible debt	-	44
Foreign exchange loss (gain)	37	(105)
Share-based compensation	74	41
	(884)	(1,259)
Change in working capital items:
Prepaid expenses	51	(146)
Accounts payable and accrued liabilities	309	33
Net cash used in operating activities	(524)	(1,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	2,412
Share issue costs	-	(44)
Issuance of convertible debt	-	1,000
Related party debt drawdown	215	-
Other current assets	-	(69)
Net cash provided by financing activities	215	3,299
Exchange rate effect on cash and cash equivalents	(2)	11
Change in cash and cash equivalents during period	(311)	1,938
Cash and cash equivalents, beginning of period	357	73
Cash and cash equivalent, end of period	$46	$2,011

Supplemental cash flow information:
Amounts paid for interest	$16	$16
Amounts paid for income taxes	$-	$-
Non-cash financing transactions
Lind conversions	$703	$1,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	Three months ended September 30, 2019 and 2018
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2018	213,405,372	$74,683	$12,379	$(83,349)	$(520)	$3,193
Exercise of options	16,203	15	(15)	-	-	-
Fair value of Lind warrants granted	-	-	156	-	-	156
Private placements – September 2018	4,975,158	2,412	-	-	-	2,412
Debt conversions	2,547,427	1,077	-	-	-	1,077
Share issuance costs	-	(44)	-	-	-	(44)
Share-based payments	-	-	41	-	-	41
Reporting currency presentation	-	-	-	-	(103)	(103)
Loss for the period	-	-	-	(1,731)	-	(1,731)
Balance, September 30, 2018	220,944,160	$78,143	$12,561	$(85,080)	$(623)	$5,001

Balance, June 30, 2019	232,496,215	$82,939	$13,124	$(90,685)	$(526)	$4,852
Debt conversions	1,796,892	702	-	-	-	702
Share-based payments	-	-	(74)	-	-	(74)
Reporting currency presentation	-	-	-	-	188	188
Loss for the period	-	-	-	(1,005)	-	(1,005)
Balance, September 30, 2019	234,293,107	$83,641	$13,050	$(91,690)	$(338)	$4,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2019.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at September 30, 2019, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2019. The interim results are not necessarily indicative of results for the full year ending June 30, 2020, or future operating periods.

b)	Recent Accounting Standards

Issued and Adopted

On July 1, 2019, NioCorp adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires the recognition of right-of-use (“ROU”) assets and related liabilities associated with all leases that are not short-term in nature. NioCorp has elected the practical expedient option to use July 1, 2019, the effective date of adoption, as the initial date of transition and not to restate comparative prior periods and to carry forward historical lease classifications. The new standard also provides practical expedients for a company’s ongoing accounting. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. Management reviewed the impact of existing leases at adoption date and determined the resulting changes did not require the recording of any assets or liabilities on NioCorp’s condensed consolidated balance sheets and had no other material impacts on the financial statements.

On July 1, 2019, NioCorp adopted ASU 2018-07, Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting. This update aimed to simplify the accounting for share-based payments awarded to non-employees for goods or services acquired. The update specifies that the measurement date is the grant date and that awards are required to be measured at fair value. The adoption of this standard had no impacts on the financial statements.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
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

The Company incurred a loss of $1,005 for the three months ended September 30, 2019 (2018 - $1,731) and had a working capital deficit and an accumulated deficit of $5,991 and $91,690, respectively, as of September 30, 2019. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company's ability to continue as a going concern.

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

4.	CONVERTIBLE DEBT

	As of
	September 30, 2019	June 30, 2019
Convertible notes, current portion	$800	$800
Convertible security, current portion	316	-
	$1,116	$800

Convertible security, noncurrent potion	$-	$1,102

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Convertible Security Funding

The change in the Lind Asset Management IV, LLC (“Lind”) convertible securities balance is comprised of the following:

Convertible Security
Balance, June 30, 2019	$1,012
Conversions, at fair value	(703)
Changes in fair market value	7
Balance, September 30, 2019	$316

The convertible security issued to Lind pursuant to the Convertible Security Funding Agreement, dated June 27,2018, between the Company and Lind (the “Second Convertible Security”), is convertible into common shares of the Company (“Common Shares”) at a conversion price equal to 85% of the volume weighted average trading price of the Common Shares (in Canadian dollars) on the Toronto Stock Exchange for the five consecutive trading days immediately prior to the date on which Lind provides the Company with notice of its intention to convert an amount of the applicable Convertible Security from time to time. During the three months ended September 30, 2019, $625 principal amount of the Second Convertible Security was converted into 1,796,892 Common Shares.

Convertible Notes

Effective October 10, 2019, the due date for the Company’s outstanding convertible promissory notes was extended for one year to October 14, 2020. All other terms and conditions remained unchanged.

5.	COMMON STOCK

a)	Stock Options

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2019	19,449,909	$0.62
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Balance, September 30, 2019	19,449,909	$0.62

The following table summarizes information about options to purchase Common Shares (“Options”) outstanding at September 30, 2019:

Exercise Price (C$)	Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
$0.62	January 19, 2021	5,264,909	C$	-	5,264,909	C$	-
$0.94	July 21, 2021	540,000		-	540,000		-
$0.76	March 6, 2022	5,400,000		-	5,400,000		-
$0.47	November 9, 2022	3,800,000		494	3,800,000		494
$0.54	November 15, 2023	4,445,000		267	2,222,500		134
		19,449,909	C$	761	17,227,409	C$	628

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$0.60 as of September 30, 2019, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of September 30, 2019, was 6,022,500.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

As of September 30, 2019, there was $83 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans. The cost is expected to be recognized over a remaining weighted average period of approximately 0.6 years.

b)	Warrants

	Warrants	Weighted Average Exercise Price
Balance June 30, 2019	21,374,801	C$	0.78
Granted	-		-
Exercised	-		-
Expired	-		-
Balance, September 30, 2019	21,374,801	C$	0.78

At September 30, 2019, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price (C$)		Expiry Date
3,860,800	C$	0.85	February 14, 2020
3,043,024	C$	0.85	February 21, 2020
539,307	C$	0.85	February 28, 2020
890,670	C$	0.90	March 31, 2020
260,483	C$	0.73	August 15, 2020
1,458,792	C$	0.75	September 14, 2020
1,028,785	C$	0.75	September 28, 2020
283,413	C$	0.66	September 28, 2020
308,901	C$	0.62	October 31, 2020
355,132	C$	0.54	December 6, 2020
1,546,882	C$	0.72	January 30, 2021
529,344	C$	0.70	February 5, 2021
541,435	C$	0.69	February 7, 2021
1,058,872	C$	0.72	April 5, 2021
833,330	C$	0.72	April 29, 2021
645,250	C$	0.72	May 9, 2021
1,035,319	C$	0.77	July 9, 2021
3,155,062	C$	0.79	July 26, 2021
21,374,801

6.	RELATED PARTY TRANSACTIONS AND BALANCES

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

The Company also has a non-revolving credit facility agreement (the “Credit Agreement”) in the amount of $2,000 with Mr. Smith. The Credit Agreement bears an interest rate of 10% and drawdowns from the Credit Agreement are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Agreement are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature. In August 2019 and September 2019, Mr. Smith advanced an additional $125 and $90, respectively, to the Company under the Credit Agreement, and as of September 30, 2019, the principal amount outstanding under the Credit Agreement was $695.

Accounts payable and accrued liabilities as of September 30, 2019 include origination fees and interest payable to Mr. Smith under the Original Smith Loan and the Credit Agreement of $214.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

7.	Exploration Expenditures

	For the Three Months Ended September 30,
	2019	2018
Technical studies and engineering	$17	$609
Field management and other	165	129
Metallurgical development	41	39
Total	$223	$777

8.	Leases

The Company has three operating leases with an average remaining life of 12 months as of September 30, 2019. The Company incurred lease costs of $27 for the three months ended September 30, 2019 and 2018, respectively.

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and June 30, 2019, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$46	$46	$-	$-
Available-for-sale securities	2	2	-	-
Total	$48	$48	$-	$-
Liabilities:
Convertible debt	$316	$-	$-	$316
Derivative liability, convertible debt	-	-	-	-
Total	$316	$-	$-	$316

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$357	$357	$-	$-
Available-for-sale securities	5	5	-	-
Total	$362	$362	$-	$-
Liabilities:
Convertible debt	$1,012	$-	$-	$1,012
Derivative liability, convertible debt	-	-	-	-
Total	$1,012	$-	$-	$1,012

The Company measures the fair market value of the Level 3 components using the Black Scholes model and discounted cash flows, as appropriate. These models take into account management's best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock's volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible debt.

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2019	$1,012
Conversions to equity	(703)
Realized and unrealized losses	7
Balance, September 30, 2019	$316

10.	Subsequent events

On October 8, and October 24, 2019, the Company completed drawdowns from the Credit Agreement in the amount of $115 and $125, respectively. The Company expects that the funds will be used for general corporate purposes. Following the drawdown, the remaining availability under the Credit Agreement is $1,065. These drawdowns are subject to the interest, establishment fee, covenants, events of default and other terms of the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three months ended September 30, 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of applicable Canadian securities legislation (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources, and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes or disruptions in the securities markets;
●	risks related to our history of losses;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to feasibility study results;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to estimates of mineral resources and reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to differences in U.S. and Canadian reserve and resource reporting;
●	risks related to our exploration activities being unsuccessful;
●	risks related to our ability to obtain permits and licenses for production;

●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to proposed legislation that may significantly affect the mining industry;
●	risks related to land reclamation requirements;
●	risks related to competition in the mining industry;
●	risks related to the difficulties of managing and treating water at our Elk Creek Project;
●	risks related to equipment and supply shortages;
●	risks related to current and future joint ventures and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the ability to enforce judgment against certain of our Directors;
●	risks related to claims on the title to our properties;
●	risks related to surface access on our properties;
●	risks related to potential future litigation;
●	risks related to our lack of insurance covering all our operations;
●	risks related to the need for resilience in the face of potential impacts from climate change;
●	risks related to a disruption in, or failure of, our information technology (“IT”) systems, including those related to cybersecurity;
●	risks related to covenants contained in agreements with our secured creditors that may affect our assets;
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing;
●	risks related to our status as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended;
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules; and
●	risks related to our status as an “emerging growth company” and the impact of related reduced reporting requirements on our ability to attract investors.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as well as other factors described elsewhere in this report and the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

National Instrument 43-101 Compliance

Scott Honan, M.Sc., SME-RM, a qualified person as defined by National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), has supervised the preparation of the scientific and technical information that forms the basis for the Elk Creek Project disclosure in this Quarterly Report on Form 10-Q and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Honan is not independent of the Company, as he is the Vice President, Business Development. Additional information on the updated NI 43-101 Feasibility Study for the Elk Creek Project (the “2019 Feasibility Study”) is available in our NI 43-101 Technical Report, issued May 29, 2019, which is available under NioCorp’s profile on the Canadian Administrators website at www.sedar.com and on our website at www.niocorp.com/wp-content/uploads/180001_FINAL_43-101_FS_NioCorp_AS_FILED.pdf.

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

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete mine development, construction, commissioning, and operation of the Elk Creek Project.

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

Recent Corporate Events

On August 7, 2019, the Company announced the successful production of an Aluminum-Scandium (“AlSc”) master alloy using a metallurgical process that helps to demonstrate a pathway to potential commercial production of the master alloy.  The AlSc master alloy was produced at Ames Laboratory’s Materials Preparation Center, located in Ames, Iowa, under the supervision of NioCorp engineers and employing an improved production methodology specified by Tactical Alloys, a firm with over 20 years of experience in the AlSc alloy space. Ames Laboratory is a U.S. Department of Energy national laboratory recognized as a world leader in the research and development of rare earth and rare metal materials, such as scandium.  NioCorp commercially purchased the scandium used to create the master alloy at Ames Laboratory’s Materials Preparation Center. The recent alloy production was the second such AlSc master alloy production test run performed by NioCorp and researchers at Ames Laboratory’s Materials Preparation Center.

Elk Creek Project Update

In early July 2019, the Company finalized work on the air construction permit application (the “Air Permit”) for the State of Nebraska, and our application for the Air Permit was submitted to the Nebraska Department of Environmental and Energy (“NDEE”) on July 24, 2019. The permit review process will be led by NDEE personnel.  The advanced emissions control technologies included as part of the planned Elk Creek Project resulted in prospective air emissions that are below levels that trigger the need for a permit under the federal Prevention of Significant Deterioration (“PSD”) program.  As a result, the Elk Creek Project is expected to be able to navigate a more efficient state-level permitting process than is typically encountered under the PSD process.

The NDEE notified the Company that the permit application was administratively complete on July 29, 2019, and that the permit application was technically complete on September 27, 2019. In the second quarter of fiscal year 2020, the NDEE is expected to continue to review regulatory issues associated with the permit application as well as develop the draft permit.

The NDEE allows for applicants to request a variance under state law to allow construction to start before a final state air quality construction permit is issued.  A variance request would only be pursued if issuance of the construction permit extends past the time where the construction of permanent project features is expected to take place.  Once project financing is obtained and on-the-ground activity commences at the Elk Creek Project site, the Company can legally proceed without the air quality construction permit or a permit variance to conduct work related to site preparation, land grading and clearing, drilling, geotechnical examination, equipment mobilization, temporary worker support infrastructure, off-site electrical and natural gas supply development, and other earthwork-related activities that are not directly associated with permanent project features.

Other Activities

We continued to advance the competitive process to identify and select engineering, procurement and construction firms for surface development, and underground mine development.

Our long-term financing efforts continued during the quarter ended September 30, 2019. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Acquisition of key land parcels currently subject to the Company’s Option to Purchase agreements (“OTPs”) and extensions to the OTPs governing land parcels that are not needed for initial project development;
●	Continuation of the Company’s efforts to secure federal, state and local permits;
●	Negotiation and completion of engineering, procurement and construction (“EPC”) agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure to serve the Elk Creek Project site;
●	Initiation of revised mine groundwater investigation and control activities; and
●	Initiation of long-lead equipment procurement activities.

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

	For the Three Months Ended September 30,
	2019	2018
Operating expenses:
Employee-related costs	$354	$312
Professional fees	118	51
Exploration expenditures	223	777
Other operating expenses	197	118
Total operating expenses	892	1,258

Change in financial instrument fair value	7	493
Foreign exchange loss (gain)	43	(118)
Interest expense	60	99
(Gain) loss on available for sale securities	3	(1)
Income tax expense	-	-
Net Loss	$1,005	$1,731

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Significant items affecting operating expenses are noted below:

Employee-related costs increased due primarily to increased share-based compensation costs reflecting the timing of Option issuances and the corresponding vesting periods, as well as the number of Options granted and associated fair value calculations and salary adjustments.

Professional fees include legal and accounting services. Overall, these fees increased, reflecting the timing of legal fees associated with SEC filings, annual general meeting matters and ongoing compliance efforts.

Exploration expenditures decreased reflecting our efforts in the prior year to evaluate mine engineering design changes and the related costs associated with developing the 2019 Feasibility Study.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures and other miscellaneous costs. These costs increased primarily due to expenses associated with financial services, which were deferred in the comparative prior period.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of convertible securities, which are carried at fair value, as well as changes in the market value of the derivative liability component of the Company’s outstanding convertible promissory notes, and the fair market value of Warrants issued in connection with the funding of convertible securities. The 2018 loss includes the value of Warrants issued to Lind in July 2019 in connection with the Second Convertible Security funding, as well as recognition of prepaid interest incurred on funding.

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

As of September 30, 2019, the Company had cash of $0.046 million and a working capital deficit of $6.0 million, compared to cash of $0.4 million and working capital deficit of $4.8 million on June 30, 2019. The working capital deficit increased due to the timing of cash infusions to support current operations.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $9.1 million until June 30, 2020. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $350 per month where approximately $238 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $33 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly-owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $8.3 million - $9.5 million to continue planned operations for the next twelve months focused on financing, permitting, OTP extensions and/or exercises and detailed engineering efforts related to the Elk Creek Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $9 until June 30, 2020, exclusive of costs incurred to exercise or, if necessary, extend our current land and mineral right option agreements, which expire at various times between December 2019 and September 2021. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2020, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On October 8, and October 24, 2019, the Company completed drawdowns from the Credit Agreement in the amount of $115 and $125, respectively. The Company expects that the funds will be used for general corporate purposes. Following the drawdown, the remaining availability under the Credit Agreement is $1,065. These drawdowns are subject to the interest, establishment fee, covenants, events of default and other terms of the Credit Agreement.

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

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2019 disclose a “going concern” qualification and disclosures to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

Operating Activities

During the three months ended September 30, 2019, the Company's operating activities consumed $0.5 million of cash (2018: $1.4 million). The cash used in operating activities for 2019 reflects the Company’s funding of losses of $1.0 million, partially offset by share-based compensation charges, other non-cash transactions and a $0.3 million increase in accounts payable and accrued liabilities. Overall, 2019 operational outflows decreased slightly from 2018 due to the timing of project-related expenditures. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $0.2 million during the three months ended September 30, 2019, as compared to $3.3 million during the corresponding period in 2018, primarily reflecting the timing of private placement issuances and related party debt drawdowns initiated during the comparative periods.

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

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Tabular Disclosure of Contractual Obligations” as of June 30, 2019, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, other than the continued conversion of outstanding convertible Lind debt.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies” as of June 30, 2019, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Certain U.S. Federal Income Tax Considerations

The Company has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, under the heading “Risks Related to the Common Shares.”

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 17, 2019, the Company issued 546,491 Common Shares to Lind upon conversion of US$200,000 in principal amount of the Original Convertible Security at a conversion price of C$0.48306 per share. The Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Second Convertible Security and based upon representations and warranties of Lind in connection therewith

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2019, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension- Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2019 and 2018, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2019 and 2018, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three Months Ended September 30, 2019 and 2018 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: November 8, 2019

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2019