Form 10-Q
period 2019-12-31
NIOCORP DEVELOPMENTS LTD
filed 2020-02-07
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 7, 2020, the registrant had 234,839,598 Common Shares outstanding.

i

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	December 31, 2019	June 30, 2019
ASSETS
Current
Cash		$56	$357
Prepaid expenses and other		8	71
Total current assets		64	428
Non-current
Deposits		35	35
Available for sale securities at fair value		2	5
Mineral interests		10,617	10,617
Total assets		$10,718	$11,085

LIABILITIES
Current
Accounts payable and accrued liabilities		3,412	$2,941
Related party loans	6	2,560	1,480
Convertible debt, current portion	4	886	800
Derivative liability, convertible debt		82	-
Total current liabilities		6,940	5,221
Convertible debt, net of current portion		-	1,012
Total liabilities		6,940	6,233
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 234,839,598 and 232,496,215, respectively	5	83,872	82,939
Additional paid-in capital		13,241	13,124
Accumulated deficit		(92,766)	(90,685)
Accumulated other comprehensive loss		(569)	(526)
Total equity		3,778	4,852
Total liabilities and equity		$10,718	$11,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2019	2018	2019	2018
Operating expenses
Employee related costs		$345	$403	$699	$715
Professional fees		67	94	185	145
Exploration expenditures	7	454	1,228	677	2,005
Other operating expenses		135	233	332	351
Total operating expenses		1,001	1,958	1,893	3,216
Change in financial instrument fair value	4	81	140	88	633
Foreign exchange (gain) loss		(79)	316	(36)	198
Interest expense		73	56	133	155
Loss on available for sale securities		-	3	3	2
Loss before income taxes		1,076	2,473	2,081	4,204
Income tax benefit		-	-	-	-
Net loss		$1,076	$2,473	$2,081	$4,204

Other comprehensive loss:
Net loss		$1,076	2,473	$2,081	4,204
Other comprehensive loss (gain):
Reporting currency translation		231	(275)	43	(172)
Total comprehensive loss		$1,307	2,198	2,124	4,032

Loss per common share, basic and diluted		$0.00	$0.01	$0.01	$0.02

Weighted average common shares outstanding		234,738,616	222,247,889	234,247,239	218,817,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the six months ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(2,081)	$(4,204)
Non-cash elements included in net loss:
Change in financial instrument fair value	88	633
Unrealized loss on available-for-sale investments	3	2
Accretion of convertible debt	-	44
Foreign exchange (gain) loss	(30)	218
Share-based compensation	117	226
	(1,903)	(3,081)
Change in working capital items:
Prepaid expenses	63	(111)
Accounts payable and accrued liabilities	460	697
Net cash used in operating activities	(1,380)	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	2,476
Share issue costs	-	(76)
Issuance of convertible debt	-	1,000
Related party debt drawdown	1,080	-
Other current assets	-	(106)
Net cash provided by financing activities	1,080	3,294
Exchange rate effect on cash and cash equivalents	(1)	(59)
Change in cash and cash equivalents during period	(301)	740
Cash and cash equivalents, beginning of period	357	73
Cash and cash equivalent, end of period	$56	$813

Supplemental cash flow information:
Amounts paid for interest	$32	$32
Amounts paid for income taxes	-	-
Non-cash financing transactions
Lind conversions	$933	$2,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	Six months ended December 31, 2019 and 2018
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2018	213,405,372	$74,683	$12,379	$(83,349)	$(520)	$3,193
Exercise of options	16,203	15	(15)	-	-	-
Exercise of warrants	115,000	64	-	-	-	64
Fair value of Lind warrants granted	-	-	156	-	-	156
Private placements – September 2018	4,975,158	2,412	-	-	-	2,412
Debt conversions	5,424,975	2,222	-	-	-	2,222
Share issuance costs	-	(76)	-	-	-	(76)
Share-based payments	-	-	226	-	-	226
Reporting currency presentation	-	-	-	-	172	172
Loss for the period	-	-	-	(4,204)	-	(4,204)
Balance, December 31, 2018	223,936,708	$79,320	$12,746	$(87,553)	$(348)	$4,165

Balance, June 30, 2019	232,496,215	$82,939	$13,124	$(90,685)	$(526)	$4,852
Debt conversions	2,343,383	933	-	-	-	933
Share-based payments	-	-	117	-	-	117
Reporting currency presentation	-	-	-	-	(43)	(43)
Loss for the period	-	-	-	(2,081)	-	(2,081)
Balance, December 31, 2019	234,839,598	$83,872	$13,241	$(92,766)	$(569)	$3,778

	Three months ended December 31, 2019 and 2018
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2018	220,944,160	$78,143	$12,561	$(85,080)	$(623)	$5,001
Exercise of warrants	115,000	64	-	-	-	64
Debt conversions	2,877,548	1,145	-	-	-	1,145
Share issuance costs	-	(32)	-	-	-	(32)
Share-based payments	-	-	185	-	-	185
Reporting currency presentation	-	-	-	-	275	275
Loss for the period	-	-	-	(2,473)	-	(2,473)
Balance, December 31, 2018	223,936,708	$79,320	$12,746	$(87,553)	$(348)	$4,165

Balance, September 30, 2019	234,293,107	$83,641	$13,050	$(91,690)	$(338)	$4,663
Debt conversions	546,491	231	-	-	-	231
Share-based payments	-	-	191	-	-	191
Reporting currency presentation	-	-	-	-	(231)	(231)
Loss for the period	-	-	-	(1,076)	-	(1,076)
Balance, December 31, 2019	234,839,598	$83,872	$13,241	$(92,766)	$(569)	$3,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at December 31, 2019, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2019. The interim results are not necessarily indicative of results for the full year ending June 30, 2020, or future operating periods.

b)	Recent Accounting Standards

Issued and Adopted

On July 1, 2019, NioCorp adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires the recognition of right-of-use (“ROU”) assets and related liabilities associated with all leases that are not short-term in nature. NioCorp has elected to use July 1, 2019, the effective date of adoption, as the initial date of transition and not to restate comparative prior periods and to carry forward historical lease classifications. The new standard also provides practical expedients for a company’s ongoing accounting. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. Management reviewed the impact of existing leases at adoption date and determined the resulting changes did not require the recording of any assets or liabilities on NioCorp’s condensed consolidated balance sheets and had no other material impacts on the financial statements. Additionally, the Company concluded that its leases to explore for mineral deposits and rights to use land on which those natural resources are contained are outside the scope of this update.

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

December 31, 2019

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

The Company incurred a loss of $2,081 for the six months ended December 31, 2019 (2018 - $4,204) and had a working capital deficit and an accumulated deficit of $6,876 and $92,766, respectively, as of December 31, 2019. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

4.	CONVERTIBLE DEBT

	As of
	December 31, 2019	June 30, 2019
Convertible notes, current portion	$800	$800
Convertible security, current portion	86	-
	$886	$800

Convertible security, noncurrent potion	$-	$1,102

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Convertible Notes

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Balance, June 30, 2019	$-
Change in fair value of derivative liability	82
Balance, December 31, 2019	$82

Effective October 10, 2019, the due date for the Company’s outstanding convertible promissory notes was extended for one year to October 14, 2020. All other terms and conditions remained unchanged.

Convertible Security Funding

The change in the Lind Asset Management IV, LLC (“Lind”) convertible securities balance is comprised of the following:

Convertible Security
Balance, June 30, 2019	$1,012
Conversions, at fair value	(933)
Changes in fair market value	7
Balance, December 31, 2019	$86

The convertible security issued to Lind pursuant to the Convertible Security Funding Agreement, dated June 27, 2018, between the Company and Lind (the “Second Convertible Security”), is convertible into common shares of the Company (“Common Shares”) at a conversion price equal to 85% of the volume weighted average trading price of the Common Shares (in Canadian dollars) on the Toronto Stock Exchange for the five consecutive trading days immediately prior to the date on which Lind provides the Company with notice of its intention to convert an amount of the applicable Convertible Security from time to time. During the six months ended December 31, 2019, $825 principal amount of the Second Convertible Security was converted into 2,343,383 Common Shares.

5.	COMMON STOCK

a)	Stock Options

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2019	19,449,909	$0.62
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Balance, December 31, 2019	19,449,909	$0.62

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following table summarizes information about options to purchase Common Shares (“Options”) outstanding at December 31, 2019:

Exercise Price (C$)	Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
$0.62	January 19, 2021	5,264,909	C$	1,052	5,264,909	C$	1,052
$0.94	July 21, 2021	540,000		-	540,000		-
$0.76	March 6, 2022	5,400,000		324	5,400,000		324
$0.47	November 9, 2022	3,800,000		1,330	3,800,000		1,330
$0.54	November 15, 2023	4,445,000		1,245	3,333,750		933
		19,449,909	C$	3,951	18,338,659	C$	3,639

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$0.82 as of December 31, 2019, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of December 31, 2019, was 17,798,659.

As of December 31, 2019, there was $40 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans. The cost is expected to be recognized over a remaining weighted average period of approximately 0.4 years.

b)	Warrants

	Warrants	Weighted Average Exercise Price
Balance June 30, 2019	21,374,801	C$	0.78
Granted	-		-
Exercised	-		-
Expired	-		-
Balance, December 31, 2019	21,374,801	C$	0.78

At December 31, 2019, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price (C$)		Expiry Date
3,860,800	C$	0.85	February 14, 2020
3,043,024	C$	0.85	February 21, 2020
539,307	C$	0.85	February 28, 2020
890,670	C$	0.90	March 31, 2020
260,483	C$	0.73	August 15, 2020
1,458,792	C$	0.75	September 14, 2020
1,028,785	C$	0.75	September 28, 2020
283,413	C$	0.66	September 28, 2020
308,901	C$	0.62	October 31, 2020
355,132	C$	0.54	December 6, 2020
1,546,882	C$	0.72	January 30, 2021
529,344	C$	0.70	February 5, 2021
541,435	C$	0.69	February 7, 2021
1,058,872	C$	0.72	April 5, 2021
833,330	C$	0.72	April 29, 2021
645,250	C$	0.72	May 9, 2021
1,035,319	C$	0.77	July 9, 2021
3,155,062	C$	0.79	July 26, 2021
21,374,801

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

6.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Original Smith Loan”), that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”) and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. As of December 31, 2019, the principal amount outstanding under the Original Smith Loan was $1,000.

The Company also has a non-revolving credit facility agreement (the “Credit Agreement”) in the amount of $2,000 with Mr. Smith. The Credit Agreement bears an interest rate of 10% and drawdowns from the Credit Agreement are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Agreement are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature. During the six-month period ended December 31, 2019, Mr. Smith advanced an additional $1,080 to the Company under the Credit Agreement, and as of December 31, 2019, the principal amount outstanding under the Credit Agreement was $1,560.

Accounts payable and accrued liabilities as of December 31, 2019, include origination fees and interest payable to Mr. Smith under the Original Smith Loan and the Credit Agreement of $293.

7.	Exploration Expenditures

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
Technical studies and engineering	$6	$1,041	$23	$1,650
Field management and other	405	144	570	273
Metallurgical development	43	43	84	82
Total	$454	$1,228	$677	$2,005

8.	Leases

The Company has three operating leases with an average remaining life of 0.8 years as of December 31, 2019. The Company incurred lease costs of $53 and $54 for the six months ended December 31, 2019 and 2018, respectively. The calculated ROU assets and lease liabilities were de minimis.

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

December 31, 2019

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and June 30, 2019, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$56	$56	$-	$-
Available-for-sale securities	2	2	-	-
Total	$58	$58	$-	$-
Liabilities:
Convertible debt	$86	$-	$-	$86
Derivative liability, convertible debt	82	-	-	82
Total	$168	$-	$-	$168

	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$357	$357	$-	$-
Available-for-sale securities	5	5	-	-
Total	$362	$362	$-	$-
Liabilities:
Convertible debt	$1,012	$-	$-	$1,012
Derivative liability, convertible debt	-	-	-	-
Total	$1,012	$-	$-	$1,012

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2019	$1,012
Conversions to equity	(933)
Realized and unrealized losses	89
Balance, December 31, 2019	$168

10.	Subsequent events

On January 17, 2020, the Company and Mr. Smith entered into an amending agreement to the Credit Agreement, increasing the limit of the non-revolving credit facility to $2.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three and six months ended December 31, 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Recent Corporate Events

On October 8, 2019, the Company announced that it signed contracts with the State of Nebraska under the existing Nebraska Advantage program to reduce the Company’s state and local tax liability by as much as $200 million over 10 years, conditional upon meeting the program’s job creation and investment requirements at the Elk Creek Project site. The estimate of the tax benefit under the Nebraska Advantage program is based on calculations and assumptions contained in the Technical Economic Model for the Elk Creek Project, which is summarized in our NI 43-101 Technical Report, issued May 29, 2019. The economic model estimates project revenues and costs on an undiscounted basis. The actual tax benefit realized upon project execution may be more or less than this estimate.

On October 22, 2019, the Company announced that the remaining principal due under the convertible security (the “Second Convertible Security”) issued to Lind Asset Management IV, LLC (“Lind”) pursuant to the Convertible Security Funding Agreement, dated June 27, 2018, between the Company and Lind, was retired through a Common Share conversion of $200 on October 17, 2019. Remaining interest will accrue monthly, through the duration of the agreement, which terminates on July 9, 2020.

On January 17, 2020, the Company entered into an amending agreement to the non-revolving credit facility agreement, dated January 16, 2017 (as amended from time to time, the “Credit Agreement”), by and between the Company and Mark A. Smith, the Company’s Chief Executive Officer (“CEO”), President and Executive Chairman and Director, increasing the limit of the non-revolving credit facility to $2.5 million from the previous limit of $2.0 million. Funds drawn on the Credit Agreement are expected to assist the Company in continuing its work to secure project financing for the Elk Creek Project and move the project to a construction start. All other Credit Agreement terms and conditions remained unchanged.

Elk Creek Project Update

In early July 2019, the Company finalized work on the air construction permit (the “Air Permit”) application for the State of Nebraska, and our application for the Air Permit was submitted to the Nebraska Department of Environmental and Energy (“NDEE”) on July 24, 2019. The permit review process is being led by NDEE personnel.  The advanced emissions control technologies included as part of the planned Elk Creek Project resulted in prospective air emissions that are below levels that trigger the need for a permit under the federal Prevention of Significant Deterioration (“PSD”) program.  As a result, the Elk Creek Project is navigating a more efficient state-level permitting process than is typically encountered under the PSD process.

The NDEE notified the Company that the permit application was administratively complete on July 29, 2019, and that the permit application was technically complete on September 27, 2019. The NDEE continued to review regulatory issues associated with the permit application, as well as develop the draft permit, through the second quarter of fiscal year 2020 and continuing through the date of this Quarterly Report on Form 10-Q.

The NDEE allows for applicants to request a variance under state law to allow construction to start before a final Air Permit is issued.  A variance request would only be pursued if issuance of the Air Permit extends past the time where the construction of permanent project features is expected to take place.  Once project financing is obtained and on-the-ground activity commences at the Elk Creek Project site, the Company can legally proceed without the Air Permit or a permit variance to conduct work related to site preparation, land grading and clearing, drilling, geotechnical examination, equipment mobilization, temporary worker support infrastructure, off-site electrical and natural gas supply development, and other earthwork-related activities that are not directly associated with permanent project features.

On October 31, 2019, the Company announced that Cementation USA, part of the Cementation Americas Group (“Cementation”), was selected as the lead Engineering, Procurement, and Construction (“EPC”) contractor for the underground aspects of the Elk Creek Project. Based in Sandy, Utah, Cementation is a mining- and minerals-focused group of companies, delivering both underground and surface solutions for mines and downstream minerals processing facilities worldwide. Cementation specializes in delivering sustainable engineering, procurement, construction, commissioning, and operations and maintenance solutions to the mining and minerals industry. Negotiations towards a formal EPC agreement between NioCorp and Cementation are underway, and the Company anticipates that any significant work on the Elk Creek Project pursuant to such agreement will be contingent on obtaining additional project financing, if and when available.

On November 4, 2019, the Company announced that it selected Zachry Group (“Zachry”) as the EPC firm for the surface facilities and associated infrastructure of the Elk Creek Project, subject to the completion of EPC contract negotiations. Based in San Antonio, Texas, and with an engineering office in Omaha, Nebraska, Zachry is a pacesetter in turnkey construction, engineering, maintenance, turnaround, and fabrication services to the chemicals, power, energy, manufacturing and industrial sectors. Zachry has been engaged on the Elk Creek Project since 2014 and is currently working under an Engineering Services Agreement with NioCorp. The Company anticipates that any significant work on the Elk Creek Project pursuant to an EPC agreement with Zachry will be contingent on obtaining sufficient project financing, if and when available.

On November 5, 2019, the Company announced the selection of key contractors - Olsson, DuPont Clean Technologies (“DuPont”), and Veolia Water Technologies (“Veolia”) - to work on the Elk Creek Project in the following capacities:

●	Olsson will continue their engagement around project permitting, with personnel based in their Lincoln, Omaha and Denver offices. Olsson has led state and federal permitting efforts for the Elk Creek Project since 2014, including NioCorp’s current effort to obtain the Air Permit for the Elk Creek Project. Olsson’s previous work on the Elk Creek Project included civil engineering, geotech analysis, successful navigation of Army Corps of Engineers permitting programs (Sections 404 and 408 permits), and National Pollutant Discharge Elimination System permitting.
●	DuPont has been selected to provide engineering and procurement activities related to the Elk Creek Project’s sulphuric acid recycling plant. Subject to execution of a formal contract, DuPont will primarily provide its MECS® Air Pollution control solutions, in order to reduce emissions. The Clean Technologies division of DuPont is a global leader in process technology licensing and engineering, offering MECS® critical process equipment, products and services to minimize emissions for the sulfuric acid industry.
●	Pennsylvania-based Veolia has been selected by NioCorp to conduct engineering and procurement activities related to the Elk Creek Project’s water treatment plant, subject to execution of a formal contract. Veolia is a global leader in water and wastewater treatment with more than 160 years of experience. As a specialized provider of technological solutions and services, from Engineering and Procurement to standard systems, Veolia applies process expertise and industry knowledge to respond to the needs of industrial clients and municipalities.

The development of the Elk Creek Project will require significant additional capital above what NioCorp has raised to date, and the Company anticipates that any significant work on the Elk Creek Project pursuant to agreements that may be reached with Olsson, DuPont and/or Veolia will be contingent on obtaining sufficient project financing, if and when available.

On November 6, 2019, the Company announced that it filed an application for a Special Use Permit with the Johnson County, Nebraska, Zoning Administrator in advance of the Company’s planned construction and operation of the Elk Creek Project. Special use permits are required by Johnson County in advance of construction to allow specific uses consistent with existing zoning requirements.

On December 3, 2019, the Company announced that it secured legal agreements with landowners to extend the Company’s option-to-purchase agreements (“OTPs”) on three key parcels of land planned for use as part of the Elk Creek Project. These OTPs cover a total of 536.8 acres of land and include two land parcels subject to agreements that were set to expire on December 4, 2019 and another parcel that was set to expire in 2020.

On December 24, 2019, the Company announced that the Johnson County, Nebraska, Board of Commissioners approved a Special Use Permit for the Elk Creek Project. Mineral extraction is already a permitted special use in the agricultural zoning district where the Elk Creek Project will be located. In approving NioCorp’s permit, the County Commissioners found that the Elk Creek Project was not incompatible with agriculture use, was designed to minimize impacts on neighboring property, and would likely result in an appreciation of value of surrounding structures and property. NioCorp agreed to enter into an agreement with Johnson County to upgrade Road 721 from the Right of Way of State Highway 50 to the entrance to the project site. Currently a County maintained gravel road, Road 721 will be upgraded to a paved road, which NioCorp will engineer, construct, and maintain for the County. Additionally, NioCorp agreed to enter into an agreement with Johnson County to reimburse the County for the costs for additional law enforcement required during the construction phase of the Elk Creek Project, including costs of an additional Sheriff’s Deputy and equipment.

The Company also announced on December 24, 2019 that it secured legal agreements with landowners to extend the Company’s OTPs on two additional parcels of land planned for use as part of the Elk Creek Project. The OTPs, which cover a total of 469 acres of land, involve two land parcels that were subject to agreements set to expire in 2020.

On January 9, 2020, the Company announced that is secured legal agreements with landowners to extend the Company’s OTPs on two land parcels planned for use as part of the Elk Creek Project. The OTPs, which cover a total of 226 acres of land, involve two land parcels that were subject to agreements that were set to expire in 2020. When combined with the previously announced OTP extensions noted above, NioCorp has secured extensions of OTPs that cover 1,232 acres (1.92 square miles).

Other Activities

Our long-term financing efforts continued during the quarter ended December 31, 2019. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Acquisition of key land parcels currently subject to the Company’s OTPs needed for immediate project construction and extensions to the OTPs governing land parcels that will be needed later during the project execution phase;
●	Continuation of the Company’s efforts to secure federal, state and local permits;
●	Negotiation and completion of EPC agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities; and
●	Initiation of long-lead equipment procurement activities.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018
Operating expenses:
Employee-related costs	$345	$403	$699	$715
Professional fees	67	94	185	145
Exploration expenditures	454	1,228	677	2,005
Other operating expenses	135	233	332	351
Total operating expenses	1,001	1,958	1,893	3,216

Change in financial instrument fair value	81	140	88	633
Foreign exchange loss (gain)	(79)	316	(36)	198
Interest expense	73	56	133	155
(Gain) loss on available for sale securities	-	3	3	2
Income tax expense	-	-	-	-
Net Loss	$1,076	$2,473	$2,081	$4,204

Six months ended December 31, 2019 compared to six months ended December 31, 2018

Significant items affecting operating expenses are noted below:

Employee-related costs declined slightly in 2019 as compared to 2018, as decreased share-based compensation costs, which reflect the timing of Option issuances and the corresponding vesting periods, as well as the number of Options granted and associated fair value calculations, were partially offset by salary adjustments.

Professional fees include legal and accounting services. Overall, these fees increased, reflecting the timing of legal fees associated with general corporate purposes.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures and other miscellaneous costs. These costs declined slightly in 2019 as compared to 2018, primarily due to lower board-related share-based compensation costs and lower investor relations spending, which were offset by increased financial services and loan origination fees related to additional Credit Agreement drawdowns.

Exploration expenditures decreased in 2019 as compared to 2018, reflecting our efforts in the prior year to evaluate mine engineering design changes for the 2019 Feasibility Study and to develop the detailed engineering necessary to support the submission of the Air Permit application.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of convertible securities, which are carried at fair value, as well as changes in the market value of the derivative liability component of the Company’s outstanding convertible promissory notes, and the fair market value of Warrants issued in connection with the funding of convertible securities. The 2018 loss includes the value of Warrants issued to Lind in July 2018 in connection with the Second Convertible Security funding, as well as recognition of prepaid interest incurred on funding.

Foreign exchange (gain) loss is primarily due to changes in the U. S. dollar against the Canadian dollar and reflects the timing of foreign currency transactions and subsequent changes in exchange rates.

Three months ended December 31, 2019 compared to three months ended December 31, 2018

Overall, the increase in net loss for the three months ended December 31, 2019 as compared to the same period in 2018 is primarily the result of the same factors underlying the six-month changes, as discussed above.

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

As of December 31, 2019, the Company had cash of $0.1 million and a working capital deficit of $6.9 million, compared to cash of $0.4 million and working capital deficit of $4.8 million on June 30, 2019. The working capital deficit increased due to the timing of cash infusions to support current operations and the recategorization of convertible debt from long-term liabilities to current liabilities based on maturity dates.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $8.7 million until June 30, 2020. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $335 per month where approximately $300 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $35 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly-owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $8.7 million - $9.1 million to continue planned operations for the next twelve months focused on financing, permitting, OTP extensions and/or exercises and detailed engineering efforts related to the Elk Creek Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $6 until June 30, 2020, exclusive of costs incurred to exercise or, if necessary, extend our current land and mineral right option agreements, which expire at various times between December 2019 and September 2021. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2020, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

As discussed above under “Recent Corporate Events,” on January 17, 2020, the Company expanded the existing Credit Agreement between the Company and its CEO, President, Executive Chairman and Director, Mark Smith, to $2.5 million from the previous limit of $2.0 million. On January 8 and January 24, 2020, the Company completed drawdowns from the Credit Agreement in the amount of $250, and $170, respectively. The Company expects that the funds will be used for general corporate purposes. Following the drawdowns, the remaining availability under the Credit Agreement is $0.4 million. These drawdowns are subject to the interest, establishment fee, covenants, events of default and other terms of the Credit Agreement.

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

Operating Activities

During the six months ended December 30, 2019, the Company’s operating activities consumed $1.4 million of cash (2018: $2.5 million). The cash used in operating activities for 2019 reflects the Company’s funding of losses of $2.1 million, partially offset by share-based compensation charges, other non-cash transactions and a $0.5 million increase in accounts payable and accrued liabilities. Overall, 2019 operational outflows decreased from 2018 due to the timing of project-related expenditures. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $1.1 million during the six months ended December 31, 2019, as compared to $3.3 million during the corresponding period in 2018, primarily reflecting the timing of private placement issuances and related party debt drawdowns initiated during the comparative periods.

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

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Tabular Disclosure of Contractual Obligations” as of June 30, 2019, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, other than the continued conversion of outstanding convertible Lind debt and the increases in related party loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 17, 2019, the Company issued 546,491 Common Shares to Lind upon conversion of US$200,000 in principal amount of the Second Convertible Security at a conversion price of C$0.48306 per share. The Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the total principal and prepaid interest outstanding under the Second Convertible Security and based upon representations and warranties of Lind in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2019, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension- Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2019 and 2018, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2019 and 2018, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended December 31, 2019 and 2018 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: February 7, 2020

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 7, 2020