Form 10-Q
period 2020-03-31
NIOCORP DEVELOPMENTS LTD
filed 2020-05-11
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, the registrant had 234,940,635 Common Shares outstanding.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	March 31, 2020	June 30, 2019
ASSETS
Current
Cash		$48	$357
Prepaid expenses and other		2	71
Total current assets		50	428
Non-current
Deposits		35	35
Available for sale securities at fair value		4	5
Mineral interests		10,617	10,617
Total assets		$10,706	$11,085

LIABILITIES
Current
Accounts payable and accrued liabilities		$3,450	$2,941
Related party loans	6	3,345	1,480
Convertible debt, current portion	4	838	800
Derivative liability, convertible debt		33	-
Total current liabilities		7,666	5,221
Convertible debt, net of current portion		-	1,012
Total liabilities		7,666	6,233
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 234,940,635 and 232,496,215, respectively	5	83,919	82,939
Additional paid-in capital		13,269	13,124
Accumulated deficit		(94,028)	(90,685)
Accumulated other comprehensive loss		(120)	(526)
Total equity		3,040	4,852
Total liabilities and equity		$10,706	$11,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended March 31,		For the nine months ended March 31,
	Note	2020	2019	2020	2019
Operating expenses
Employee related costs		$341	$552	$1,040	$1,267
Professional fees		41	71	226	216
Exploration expenditures	7	294	858	971	2,863
Other operating expenses		141	106	473	457
Total operating expenses		817	1,587	2,710	4,803
Change in financial instrument fair value	4	(49)	-	39	633
Foreign exchange loss (gain)		395	(125)	359	73
Interest expense		100	55	233	210
(Gain) loss on available for sale securities		(1)	2	2	4
Loss before income taxes		1,262	1,519	3,343	5,723
Income tax benefit		-	-	-	-
Net loss	3	$1,262	$1,519	$3,343	$5,723

Other comprehensive loss:
Net loss		$1,262	$1,519	$3,343	$5,723
Other comprehensive (gain) loss:
Reporting currency translation		(449)	113	(406)	(59)
Total comprehensive loss		$813	$1,632	$2,937	$5,664

Loss per common share, basic and diluted		$0.00	$0.01	$0.01	$0.03

Weighted average common shares outstanding		234,870,686	225,361,562	234,453,544	220,890,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the nine months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(3,343)	$(5,723)
Non-cash elements included in net loss:
Change in financial instrument fair value	39	633
Unrealized loss on available-for-sale investments	1	4
Accretion of convertible debt	-	44
Foreign exchange loss	331	93
Share-based compensation	145	474
	(2,827)	(4,475)
Change in working capital items:
Prepaid expenses	69	(95)
Accounts payable and accrued liabilities	586	1,436
Net cash used in operating activities	(2,172)	(3,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	2,476
Share issue costs	-	(76)
Issuance of convertible debt	-	1,000
Related party debt drawdown	1,865	-
Other current assets	-	(175)
Net cash provided by financing activities	1,865	3,225
Exchange rate effect on cash and cash equivalents	(2)	(38)
Change in cash and cash equivalents during period	(309)	53
Cash and cash equivalents, beginning of period	357	73
Cash and cash equivalent, end of period	$48	$126

Supplemental cash flow information:
Amounts paid for interest	$48	$113
Amounts paid for income taxes	-	-
Non-cash financing transactions
Lind conversions	$980	$3,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	Nine months ended March 31, 2020 and 2019
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2018	213,405,372	$74,683	$12,379	$(83,349)	$(520)	$3,193
Exercise of options	16,203	15	(15)	-	-	-
Exercise of warrants	115,000	64	-	-	-	64
Fair value of Lind warrants granted	-	-	156	-	-	156
Private placements – September 2018	4,975,158	2,412	-	-	-	2,412
Debt conversions	8,154,801	3,399	-	-	-	3,399
Share issuance costs	-	(76)	-	-	-	(76)
Share-based payments	-	-	474	-	-	474
Reporting currency presentation	-	-	-	-	59	59
Loss for the period	-	-	-	(5,723)	-	(5,723)
Balance, March 31, 2019	226,666,534	$80,497	$12,994	$(89,072)	$(461)	$3,958

Balance, June 30, 2019	232,496,215	$82,939	$13,124	$(90,685)	$(526)	$4,852
Debt conversions	2,444,420	980	-	-	-	980
Share-based payments	-	-	145	-	-	145
Reporting currency presentation	-	-	-	-	406	406
Loss for the period	-	-	-	(3,343)	-	(3,343)
Balance, March 31, 2020	234,940,635	$83,919	$13,269	$(94,028)	$(120)	$3,040

	Three months ended March 31, 2020 and 2019
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	223,936,708	$79,320	$12,746	$(87,553)	$(348)	$4,165
Debt conversions	2,729,826	1,177	-	-	-	1,177
Share-based payments	-	-	248	-	-	248
Reporting currency presentation	-	-	-	-	(113)	(113)
Loss for the period	-	-	-	(1,519)	-	(1,519)
Balance, March 31, 2019	226,666,534	$80,497	$12,994	$(89,072)	$(461)	$3,958

Balance, December 31, 2019	234,839,598	$83,872	$13,241	$(92,766)	$(569)	$3,778
Debt conversions	101,037	47	-	-	-	47
Share-based payments	-	-	28	-	-	28
Reporting currency presentation	-	-	-	-	449	449
Loss for the period	-	-	-	(1,262)	-	(1,262)
Balance, March 31, 2020	234,940,635	$83,919	$13,269	$(94,028)	$(120)	$3,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

1.	DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (“NioCorp” or the “Company”) was incorporated on February 27, 1987, under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in North America, specifically, the Elk Creek Niobium/Scandium/Titanium property (the “Elk Creek Project”) located in southeastern Nebraska.

These financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project to construction and commercial operation. The Company’s ability to continue as a going concern is uncertain and is dependent upon obtaining sufficient financing, the generation of profits from mineral properties, and maintaining continued support from its shareholders and creditors.

2.	BASIS OF PREPARATION

a)	Basis of Preparation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2019.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at March 31, 2020, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2019. The interim results are not necessarily indicative of results for the full year ending June 30, 2020, or future operating periods.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

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

The Company incurred a loss of $3,343 for the nine months ended March 31, 2020 (2019 - $5,723) and had a working capital deficit and an accumulated deficit of $7,616 and $94,028, respectively, as of March 31, 2020. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

Since March 2020, several measures have been implemented in the United States, Canada, and the rest of the world in response to the increased impact from the novel coronavirus (“COVID-19”). While the impact of COVID-19 is expected to be temporary, the current circumstances are dynamic and the impact on our business operations cannot be reasonably estimated at this time. We believe this could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

4.	CONVERTIBLE DEBT

	As of
	March 31, 2020	June 30, 2019
Convertible notes, current portion	$800	$800
Convertible security, current portion	38	-
	$838	$800

Convertible security, noncurrent potion	$-	$1,102

Convertible Notes

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Balance, June 30, 2019	$-
Change in fair value of derivative liability	33
Balance, March 31, 2020	$33

Effective October 10, 2019, the due date for the Company’s outstanding convertible promissory notes was extended for one year to October 14, 2020. All other terms and conditions remained unchanged.

Convertible Security Funding

The change in the Lind Asset Management IV, LLC (“Lind”) convertible securities balance is comprised of the following:

Convertible Security
Balance, June 30, 2019	$1,012
Conversions, at fair value	(980)
Changes in fair market value	6
Balance, March 31, 2020	$38

The convertible security issued to Lind pursuant to the Convertible Security Funding Agreement, dated June 27, 2018, between the Company and Lind (the “Second Convertible Security”), is convertible into common shares of the Company (“Common Shares”) at a conversion price equal to 85% of the volume weighted average trading price of the Common Shares (in Canadian dollars) on the Toronto Stock Exchange for the five consecutive trading days immediately prior to the date on which Lind provides the Company with notice of its intention to convert an amount of the applicable Convertible Security from time to time. During the nine months ended March 31, 2020, $867 principal amount of the Second Convertible Security was converted into 2,444,420 Common Shares.

5.	COMMON STOCK

a)	Stock Options

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2019	19,449,909	$0.62
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Balance, March 31, 2020	19,449,909	$0.62

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following table summarizes information about options to purchase Common Shares (“Options”) outstanding at March 31, 2020:

Exercise Price (C$)	Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
$0.62	January 19, 2021	5,264,909	C$	158	5,264,909	C$	158
$0.94	July 21, 2021	540,000		-	540,000		-
$0.76	March 6, 2022	5,400,000		-	5,400,000		-
$0.47	November 9, 2022	3,800,000		684	3,800,000		684
$0.54	November 15, 2023	4,445,000		489	3,333,750		366
		19,449,909	C$	1,331	18,338,659	C$	1,208

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$0.65 as of March 31, 2020, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of March 31, 2020, was 12,398,659.

As of March 31, 2020, there was $9 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans. The cost is expected to be recognized over a remaining weighted average period of approximately 0.1 years.

b)	Warrants

	Warrants	Weighted Average Exercise Price
Balance June 30, 2019	21,374,801	C$	0.78
Granted	-		-
Exercised	-		-
Expired	(8,333,801)		0.86
Balance, March 31, 2020	13,041,000	C$	0.74

At March 31, 2020, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price (C$)		Expiry Date
260,483	C$	0.73	August 15, 2020
1,458,792	C$	0.75	September 14, 2020
1,028,785	C$	0.75	September 28, 2020
283,413	C$	0.66	September 28, 2020
308,901	C$	0.62	October 31, 2020
355,132	C$	0.54	December 6, 2020
1,546,882	C$	0.72	January 30, 2021
529,344	C$	0.70	February 5, 2021
541,435	C$	0.69	February 7, 2021
1,058,872	C$	0.72	April 5, 2021
833,330	C$	0.72	April 29, 2021
645,250	C$	0.72	May 9, 2021
1,035,319	C$	0.77	July 9, 2021
3,155,062	C$	0.79	July 26, 2021
13,041,000

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

6.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Original Smith Loan”), that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”) and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. As of March 31, 2020, the principal amount outstanding under the Original Smith Loan was $1,000.

The Company also has a non-revolving credit facility agreement (the “Credit Agreement”) with an original amount of $2,000 with Mr. Smith. The Credit Agreement bears an interest rate of 10% and drawdowns from the Credit Agreement are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Agreement are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature. On January 17, 2020, the Company and Mr. Smith entered into an amending agreement to the Credit Agreement, increasing the limit of the non-revolving credit facility to $2.5 million.

During the nine-month period ended March 31, 2020, Mr. Smith advanced an additional $1,865 to the Company under the Credit Agreement, and as of March 31, 2020, the principal amount outstanding under the Credit Agreement was $2,345.

Accounts payable and accrued liabilities as of March 31, 2020, include origination fees and interest payable to Mr. Smith under the Original Smith Loan and the Credit Agreement of $349.

7.	Exploration Expenditures

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
Technical studies and engineering	$9	$667	$32	$2,317
Field management and other	236	148	806	421
Metallurgical development	49	43	133	125
Total	$294	$858	$971	$2,863

8.	Leases

The Company has three operating leases with an average remaining life of 0.5 years as of March 31, 2020. The Company incurred lease costs of $77 and $82 for the nine months ended March 31, 2020 and 2019, respectively. The calculated ROU assets and lease liabilities were de minimis.

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

March 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Financial instruments including receivables, accounts payable and accrued liabilities, and related party loans are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and June 30, 2019, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$48	$48	$-	$-
Available-for-sale securities	4	4	-	-
Total	$52	$52	$-	$-
Liabilities:
Convertible debt	$38	$-	$-	$38
Derivative liability, convertible debt	33	-	-	33
Total	$71	$-	$-	$71

	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$357	$357	$-	$-
Available-for-sale securities	5	5	-	-
Total	$362	$362	$-	$-
Liabilities:
Convertible debt	$1,012	$-	$-	$1,012
Derivative liability, convertible debt	-	-	-	-
Total	$1,012	$-	$-	$1,012

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2019	$1,012
Conversions to equity	(980)
Realized and unrealized losses	39
Balance, March 31, 2020	$71

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

10.	Subsequent events

On April 3, 2020, the Company and Mr. Smith entered into an amending agreement to the Credit Agreement, increasing the principal balance limit of the non-revolving credit facility to $3.0 million.

On April 17, 2020, Elk Creek Resources Inc (“ECRC”), a wholly owned subsidiary, received a U.S. Small Business Administration Loan (the “SBA Loan”) from American National Bank, pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the amount of $196. The application for these funds required the Company in good faith to certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business.

The guidance and requirements with respect to the certification made by the Company did not contain any objective criteria and is subject to interpretation.  Despite the Company’s understanding under the CARES Act that given the Company’s circumstances it satisfied all eligible requirements for the SBA Loan, management will continue to assess the Company’s continued qualification if or when updated or revised guidance is released by the U.S. Department of the Treasury.

If a determination is subsequently made that the Company’s qualification status has changed, the Company may be required to, among other matters, return the SBA Loan. Under the terms of the SBA Loan, the Company may be eligible for full or partial loan forgiveness, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the SBA Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three and nine months ended March 31, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of applicable Canadian securities legislation (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources, and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes or disruptions in the securities markets;
●	risks related to our history of losses;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to feasibility study results;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to estimates of mineral resources and reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to differences in U.S. and Canadian reserve and resource reporting;
●	risks related to our exploration activities being unsuccessful;
●	risks related to our ability to obtain permits and licenses for production;

●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to proposed legislation that may significantly affect the mining industry;
●	risks related to land reclamation requirements;
●	risks related to competition in the mining industry;
●	risks related to the difficulties of managing and treating water at our Elk Creek Project;
●	risks related to equipment and supply shortages;
●	risks related to current and future joint ventures and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the ability to enforce judgment against certain of our Directors;
●	risks related to claims on the title to our properties;
●	risks related to surface access on our properties;
●	risks related to potential future litigation;
●	risks related to our lack of insurance covering all our operations;
●	risks related to the need for resilience in the face of potential impacts from climate change;
●	risks related to a disruption in, or failure of, our information technology (“IT”) systems, including those related to cybersecurity;
●	risks related to covenants contained in agreements with our secured creditors that may affect our assets;
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing;
●	risks related to our status as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended;
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules;
●	risks related to our status as an “emerging growth company” and the impact of related reduced reporting requirements on our ability to attract investors; and
●	Risks related to the effects of the COVID-19 pandemic on our business plans, financial condition and liquidity.

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

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium (“Nb”)/Scandium (“Sc”)/Titanium (“Ti”) exploration project. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy (“HSLA”) steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics.

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

COVID-19

In December 2019, COVID-19 was identified in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place. As a result of COVID-19, the Company has curtailed corporate travel related to landowner negotiations and project site visitations. Additionally, the Company is following, and will continue to follow, social distancing and other similar guidelines promulgated by both Colorado and Nebraska governmental officials.

On March 27, 2020, President Trump signed into law the CARES Act. On April 17, 2020, ECRC, a wholly owned subsidiary, received an SBA Loan from American National Bank, pursuant to the PPP established under the CARES Act, in the amount of $196. Under the PPP Promissory Note, the SBA Loan has a fixed interest rate of 1%, a maturity date of April 17, 2022, and no payments are due on the SBA Loan for six months. Pursuant to the terms of the SBA Loan and Promissory Note, ECRC may apply for forgiveness of the amount due on the SBA Loan in an amount equal to the sum of the following costs incurred by ECRC during the eight-week period (or any other period that may be authorized by the U.S. Small Business Administration) beginning on the date of first disbursement of the SBA Loan: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 25% of the amount forgiven can be attributable to non-payroll costs. The CARES Act also includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. It is currently unclear if and how the Company may further benefit from the CARES Act, but we continue to examine the impacts the CARES Act may have on our business, results of operations, financial condition or liquidity.

As of May 11, 2020, the COVID-19 pandemic has created uncertainty with regards to overall project funding timelines and has heightened the risk that we may be unable to secure sufficient additional capital, including but not limited to equity and debt offerings, to fund future expenditures or to maintain our liquidity. It is also possible that the COVID-19 pandemic could further adversely affect our business plans, results of operations, financial condition or liquidity in the future. For example, it could impact the operations of state and federal regulators, inhibiting our ability to obtain required licenses and permits within the previously expected time frames. It could also affect the businesses of our mine engineering consultants and key contractors for the Elk Creek Project, delaying the completion of the mine plans and causing uncertainty regarding our ability to finalize necessary engineering, procurement and construction (“EPC”) agreements. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business plans, results of operations, financial condition or liquidity will ultimately be impacted.

Recent Corporate Events

On January 17, 2020, the Company entered into an amending agreement to the non-revolving credit facility agreement, dated January 16, 2017 (as amended from time to time, the “Credit Agreement”), by and between the Company and Mark A. Smith, the Company’s Chief Executive Officer (“CEO”), President and Executive Chairman and Director, increasing the limit of the non-revolving credit facility to $2.5 million from the previous limit of $2.0 million. Further, on April 3, 2020, the Company and Mr. Smith entered into an amending agreement to the Credit Agreement, increasing the principal limit of the non-revolving credit facility to $3.0 million. Funds drawn on the Credit Agreement are expected to assist the Company in continuing its work to secure project financing for the Elk Creek Project and move the project to a construction start. All other Credit Agreement terms and conditions remained unchanged.

On March 9, 2020, the Company announced that Lind released the last of its liens that had been placed on the Company’s Nebraska land interests in Johnson County, Nebraska as part of an overall $11 million in debt financing it provided to NioCorp.

On April 13, 2020, the Company announced that it has signed a non-binding letter of intent with a large, integrated U.S.-based steel producer outlining the steel producer’s interest in purchasing up to 25% of NioCorp’s production of ferroniobium over the first 10 years of production from the Elk Creek Project.

On April 15, 2020, the Company announced that the Elk Creek Project will be highlighted at the 13th Annual Global Infrastructure Forum, currently scheduled to occur later this summer.

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

The NDEE notified the Company that the permit application was administratively complete on July 29, 2019, and that the permit application was technically complete on September 27, 2019. The NDEE continued to review regulatory issues associated with the permit application, as well as develop the draft permit, through the third quarter of fiscal year 2020. The draft permit was provided to the Company on March 26, 2020 for courtesy source review and the Company responded with a set of comments and requested changes on April 8, 2020. The NDEE considered the Company’s comments and requested changes before issuing a revised draft permit for a formal 30-day public comment period on April 16, 2020. This comment period is expected to close on May 18, 2020.

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

The development of the Elk Creek Project will require significant additional capital above what NioCorp has raised to date, and the Company anticipates that any significant work on the Elk Creek Project pursuant to agreements that may be reached with key contractors will be contingent on obtaining sufficient project financing, if and when available.

On January 9, 2020, the Company announced that it had secured legal agreements with landowners to extend the Company’s option-to-purchase agreements (“OTPs”) on two land parcels planned for use as part of the Elk Creek Project. The OTPs, which cover a total of 226 acres of land, involve two land parcels that were subject to agreements that were set to expire in 2020.

On April 29, 2020, the Company announced that it secured an agreement with a southeastern Nebraska landowner to extend the Company’s OTP on 266 acres of land where underground mining and mineral processing operations will be conducted as part of the proposed Elk Creek Project. Over the last six months, the Company has secured eight extensions of OTPs covering approximately 1,499 acres of land in southeast Nebraska. The Company now holds a total of 15 OTPs covering 2,817 acres, or 4.4 square miles, associated with the Elk Creek Project. In the event that sufficient project financing is obtained, the Company intends to purchase land parcels as required by the Elk Creek Project construction schedule. The Company remains focused on retaining and, as necessary, extending those OTPs necessary for immediate project construction and to support long-term operations.

Other Activities

Our long-term financing efforts continued during the quarter ended March 31, 2020. However, as noted above under “Recent Corporate Events,” the COVID-19 pandemic has created uncertainty with respect to overall project funding and timelines. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Acquisition of key land parcels currently subject to the Company’s OTPs needed for immediate project construction and extensions to the OTPs governing land parcels that will be needed later during the project execution phase;
●	Continuation of the Company’s efforts to secure federal, state and local permits and completion of the current effort to obtain a state Air Permit;
●	Negotiation and completion of EPC agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;

●	Completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities; and
●	Initiation of long-lead equipment procurement activities.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019
Operating expenses:
Employee-related costs	$341	$552	$1,040	$1,267
Professional fees	41	71	226	216
Exploration expenditures	294	858	971	2,863
Other operating expenses	141	106	473	457
Total operating expenses	817	1,587	2,710	4,803

Change in financial instrument fair value	(49)	-	39	633
Foreign exchange loss (gain)	395	(125)	359	73
Interest expense	100	55	233	210
(Gain) loss on available for sale securities	(1)	2	2	4
Income tax expense	-	-	-	-
Net Loss	$1,262	$1,519	$3,343	$5,723

Nine months ended March 31, 2020 compared to nine months ended March 31, 2019

Significant items affecting operating expenses are noted below:

Employee-related costs declined in 2020 as compared to 2019, due to decreased share-based compensation costs, which reflect the timing of Option issuances and the corresponding vesting periods, as well as the number of Options granted and associated fair value calculations, partially offset by salary adjustments.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures and other miscellaneous costs. These costs increased slightly in 2020 as compared to 2019, primarily due to increased financial services and loan origination fees related to additional Credit Agreement drawdowns which were offset by lower board-related share-based compensation costs and lower investor relations spending.

Exploration expenditures decreased in 2020 as compared to 2019, reflecting our efforts in the prior year to evaluate mine engineering design changes for the 2019 Feasibility Study and to develop the detailed engineering necessary to support the submission of the Air Permit application.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of convertible securities, which are carried at fair value, as well as changes in the market value of the derivative liability component of the Company’s outstanding convertible promissory notes, and the fair market value of Warrants issued in connection with the funding of convertible securities. The 2019 loss includes the value of Warrants issued to Lind in July 2018 in connection with the Second Convertible Security funding, as well as recognition of prepaid interest incurred on funding.

Foreign exchange loss (gain) is primarily due to changes in the U. S. dollar against the Canadian dollar and reflects the timing of foreign currency transactions, primarily U.S. dollar-based related party loans, and subsequent changes in exchange rates.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Overall, the decrease in net loss for the three months ended March 31, 2020, as compared to the same period in 2019, is primarily the result of the same factors underlying the nine-month changes, as discussed above.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, and the exercise of incentive stock options and share purchase warrants. While the COVID-19 pandemic has created uncertainty with respect to overall project funding and timelines, we believe that we will be able to secure additional private placement financings in the future, although we cannot predict the timing, size, or pricing of any such financings. In addition, we may raise funds through the sale of interests in our mineral properties, although current market conditions have substantially reduced the number of potential buyers/acquirers of any such interests.

As of March 31, 2020, the Company had cash of $0.048 million and a working capital deficit of $7.6 million, compared to cash of $0.4 million and working capital deficit of $4.8 million on June 30, 2019. The working capital deficit increased due to the timing of cash infusions to support current operations and the recategorization of convertible debt from long-term liabilities to current liabilities based on maturity dates.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $8 million until June 30, 2020. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $310 per month where approximately $275 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $33 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $11 million - $12 million to continue planned operations for the next twelve months focused on financing, permitting, OTP extensions and/or exercises and detailed engineering efforts related to the Elk Creek Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $65 until June 30, 2020, exclusive of costs incurred to exercise or, if necessary, extend our current land and mineral right option agreements that are needed to support the execution phase of the Elk Creek Project, which expire at various times between May 2020 and September 2021. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2020, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

As discussed above under “Recent Corporate Events,” on April 3, 2020, the Company expanded the existing Credit Agreement between the Company and its CEO, President, Executive Chairman and Director, Mark Smith, to $3.0 million from the previous limit of $2.5 million. On April 9 and 29, 2020, the Company completed drawdowns from the Credit Agreement in the amount of $125 and $150, respectively. The Company expects that the funds will be used for general corporate purposes. Following the drawdowns, the remaining availability under the Credit Agreement is $0.4 million. These drawdowns are subject to the interest, establishment fee, covenants, events of default and other terms of the Credit Agreement.

As discussed above under “COVID-19,” the Company received the $196 SBA Loan on April 17, 2020. This SBA Loan is expected to cover a portion of ECRC payroll costs and other eligible expenses over the eight-week period commencing on April 17, 2020.

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

Operating Activities

During the nine months ended March 31, 2020, the Company’s operating activities consumed $2.2 million of cash (2019: $3.1 million). The cash used in operating activities for 2020 reflects the Company’s funding of losses of $3.3 million, partially offset by share-based compensation charges, other non-cash transactions and a $0.6 million increase in accounts payable and accrued liabilities. Overall, 2020 operational outflows decreased from 2019 due to the timing of project-related expenditures. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $1.9 million during the nine months ended March 31, 2020, as compared to $3.2 million during the corresponding period in 2019, primarily reflecting the timing of private placement issuances and related party debt drawdowns initiated during the comparative periods.

Cash Flow Considerations

As noted above under “Recent Corporate Events,” the COVID-19 pandemic has created uncertainty with respect to overall project funding and timelines. The Company has historically relied upon equity financings and, to a lesser degree, debt financings, to satisfy its capital requirements and will continue to depend heavily upon equity capital to finance its activities. The Company may pursue debt financing in the medium term if it is able to procure such financing on terms more favorable than available equity financing; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

The Company has limited financial resources compared to its proposed expenditures, no source of operating income, and no assurance that additional funding will be available to it for current or future projects, although the Company has been successful in the past in financing its activities through the sale of equity securities.

The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, including the impacts of COVID-19 on the timing and availability of funding, and its success in developing the Elk Creek Project. Any quoted market for the Common Shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating revenue, cash flows, or earnings, and any depression of the trading price of the Common Shares could impact its ability to obtain equity financing on acceptable terms.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

The following updates should be read in conjunction with the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

The COVID-19 pandemic could have an adverse effect on NioCorp’s business plans, financial condition and liquidity.

Although it is not possible to predict the ultimate impact of COVID-19, including on NioCorp’s business plans, financial position or liquidity, such impacts that may be material include, but are not limited to: (i) inability to obtain necessary licenses or permits due to impacts on the operations of state and federal regulatory agencies, (ii) delays in the completion of the mine plans and uncertainty regarding our ability to finalize necessary EPC agreements as a result of disruptions in the businesses of our mine engineering consultants and key contractors for the Elk Creek Project, (iii) reduced availability and productivity of its employees, (iv) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (v) a negative impact on our liquidity position, and (vi) increased costs and less ability to access funds under its existing credit facility and the capital markets. To the extent the duration of any of these conditions extends for a longer period of time, the impact will generally be a more severe adverse impact.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 2, 2020, the Company issued 101,037 Common Shares to Lind upon conversion of US$41.667 in principal amount of the Second Convertible Security at a conversion price of C$0.6332 per share. The Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the total principal and prepaid interest outstanding under the Second Convertible Security and based upon representations and warranties of Lind in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2020, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
10.1(2)	Amending Agreement to Credit Facility Agreement, dated as of January 17, 2020, between NioCorp Developments Ltd. and Mark Smith
10.2(3)	Amending Agreement to Credit Facility Agreement, dated as of April 3, 2020, between NioCorp Developments Ltd. and Mark Smith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (4)	XBRL Instance Document
101.SCH(4)	XBRL Taxonomy Extension- Schema
101.CAL(4)	XBRL Taxonomy Extension – Calculations
101.DEF(4)	XBRL Taxonomy Extension – Definitions
101.LAB(4)	XBRL Taxonomy Extension – Labels
101.PRE(4)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2020 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020 and incorporated herein by reference.
(4)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended March 31, 2020 and 2019, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2020 and 2019, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended March 31, 2020 and 2019 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: May 11, 2020

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 11, 2020