Form 10-K
period 2020-06-30
NIOCORP DEVELOPMENTS LTD
filed 2020-09-16
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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

Yes ☐  No☒

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

At December 31, 2019, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $135,409,352 based on the closing sale price as reported on the Toronto Stock Exchange and the daily exchange rate as reported by the Bank of Canada for conversion of Canadian dollars into U.S. dollars. There were 238,035,090 common shares outstanding on September 16, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive proxy statement on Schedule 14A for its 2020 annual general meeting of shareholders.

TABLE OF CONTENTS

Glossary of Terms

0896800	0896800 B.C. Ltd., a wholly-owned subsidiary of the Company and 100% owner of ECRC

2017 Feasibility Study	A CIM-compliant NI 43-101 feasibility study for the Elk Creek Project, originally filed on SEDAR on August 10, 2017 and subsequently revised and filed on SEDAR on December 15, 2017

2019 Elk Creek Feasibility Study	A CIM-compliant NI 43-101 feasibility study for the Elk Creek Project filed on SEDAR on May 29, 2019 with an effective date of April 16, 2019

CAPEX	Capital expenditures

CIM	Canadian Institute of Mining and Metallurgy

Common Shares	The Common Shares, without par value, in the capital stock of NioCorp as the same are constituted on the date hereof, as traded on the TSX

COVID-19	The disease caused by a novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020

cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate

deposit	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical, and economic factors are resolved.

diamond drilling	A type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis

Dodd-Frank Act	The United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

ECRC	Elk Creek Resources Corp., a private Nebraska corporation and wholly-owned subsidiary of 0896800

Elk Creek Project	NioCorp’s niobium, scandium, and titanium project located on the Elk Creek Property

Elk Creek Property	NioCorp’s Carbonatite property located in Southeast Nebraska, USA on which the Elk Creek Project is located

EPA	The United States Environmental Protection Agency

Exchange Act	United States Securities Exchange Act of 1934, as amended

Ferroniobium	An iron-niobium alloy, with a niobium content of 60-70%

i

feasibility study	A comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental, and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production

grade	A particular quantity of metal or mineral, relative to other constituents, in a specified quantity of rock

host	A rock or mineral that is older than rocks or minerals introduced into it or formed within it

host rock	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur

HSLA steel	High-strength low-alloy steel

JOBS Act	United States Jumpstart Our Business Startups Act of 2012

LoM	Life of Mine, the period from the beginning of construction to the end of mine life

Lind	Lind Asset Management IV, an entity managed by The Lind Partners, a New York based asset management firm

Lind Agreement	NioCorp’s definitive convertible security funding agreement with Lind dated June 27, 2018

Mackie	Mackie Research Capital Corporation

Mark Smith	Chief Executive Officer, President, and Executive Chairman of NioCorp

mine design	A new proposed design for the underground portion of the Elk Creek Project based on detailed underground engineering conducted by Nordmin

mineral reserve	The economically and legally mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study under NI 43-101 standards or a bankable feasibility study under SEC Industry Guide 7 Standards. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined and processed.

mineral resource	A concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics, and continuity of a mineral resource are known, estimated, or interpreted from specific geological evidence and knowledge. The term “mineral resource” covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which mineral reserves may subsequently be defined by the consideration and application of technical, economic, legal, environmental, socio-economic, and governmental factors. The phrase “reasonable prospects for economic extraction” implies a judgment by a qualified person (as that term is defined in NI 43-101) in respect of the technical and economic factors likely to influence the prospect of economic extraction. A mineral resource is an inventory of mineralization that, under realistically assumed and justifiable technical and economic conditions, might become economically extractable.

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

NDEE	Nebraska Department of Environment and Energy.

NI 43-101	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”

Nb or niobium	The element niobium (atomic number 41), a transition metal primarily used in the production of HSLA steel

NioCorp, we, us, our or the Company	NioCorp Developments Ltd.

NSR	Net Smelter Return, the net revenue that the owner of a mining property receives from the sale of the mine's products less transportation and refining costs

Nordmin	The Nordmin Group of Companies

Offtake Agreement	An offtake agreement is an agreement between NioCorp and a third party for the purchase and sale of products to be produced from the Elk Creek Project

OSC	Ontario Securities and Exchange Commission

OPEX	Operating expenditures

Original Smith Loan	A loan in the amount of $1.5 million with Mark Smith, dated June 17, 2015

PEA	A Preliminary Economic Assessment, as defined by NI 43-101

Sc or scandium	The element scandium (atomic number 21), a transition metal used as an alloying agent with aluminum that provides high strength and lower weight for aerospace industry components and other applications that need lightweight metals. It also is used in the electrolyte layer of solid oxide fuel cells.

SEC	United States Securities and Exchange Commission

Second Tranche Security	A convertible security issued by the Company to Lind pursuant to the Lind Agreement, under which Lind funded a total of US$5.4 million, including upfront prepaid interest

Securities Act	United States Securities Act of 1933, as amended

SEDAR	System for Electronic Document Analysis and Retrieval, the electronic filing system for the disclosure documents of issuers across Canada

SGS	SGS Canada Inc.

Smith Credit Agreement	A non-revolving credit facility agreement in the amount of $3.5 million with Mark Smith, dated January 16, 2017, as amended

SRK	SRK Consulting (US) Inc.

Ti or titanium	The element titanium (atomic number 22), a transition metal which in its oxide form is a common pigment in paper, paint, and plastic. In its metallic form, titanium is used in aerospace applications, armor, chemical processing applications, marine hardware applications, medical implants, power generation, and in sporting goods.

TSF	An engineered and lined tailings storage facility constructed as a permanent repository for wastes produced from mining and production of niobium, scandium and titanium products.

TSX	The Toronto Stock Exchange

U.S.	The United States of America

USACE	The United States Army Corps of Engineers

U.S. GAAP	United States generally accepted accounting principles

USGS	The United States Geological Service

VWAP	The volume-weighted average price of the Company’s Common Shares on the TSX

SEC Industry Guide 7 Definitions

development stage	A mineral project which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

exploration stage	A mineral prospect which is not in either the development or production stage

mineralized material	Material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction

probable reserve	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage	A project which is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product

proven reserve	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drillholes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. “Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for a project to be eligible for external debt financing. A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

v

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.4047
Feet (“ft”)	Metres (“m”)	0.3048
Miles	Kilometres (“km”)	1.6093
Tons	Tonnes (“t”)	0.9072

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

	Fiscal Year Ended June 30,
	2020	2019	2018
Canadian Dollars to U.S. Dollars
Rate at end of period	0.7338	0.7641	0.7594
Average rate for period	0.7453	0.7556	0.7876
High for period	0.7710	0.7811	0.8245
Low for period	0.6898	0.7330	0.7513

PART I

ITEM 1.	BUSINESS

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

During fiscal years 2018 through 2020, Company efforts were directed towards obtaining the financing necessary to advance the Elk Creek Project to construction and operations, and we conducted permitting, engineering and other related activities for the advancement of the Elk Creek Project. During fiscal year 2019, we received the new mine design based on detailed underground engineering conducted by Nordmin. On April 16, 2019, we announced the results of the updated underground mine design and supporting infrastructure, the results of an update to the Elk Creek Project’s mineral resource and mineral reserve estimates, and the 2019 Elk Creek Feasibility Study based on the new mine design. A full NI 43-101 technical report, incorporating the results of the 2019 Elk Creek Feasibility Study, was filed on SEDAR on May 29, 2019 with an effective date of April 16, 2019. Following the issuance of the 2019 Elk Creek Feasibility Study, the Company’s efforts have been focused on obtaining additional permits for the prospective operation at the Elk Creek Project, detailed engineering of the surface and underground facilities and negotiating the follow-on contracts associated with the planned construction of the surface and underground features of the project.

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

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1.07 billion or (ii) we issue more than $1.07 billion in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer, as defined in Rule 405 under the Exchange Act. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of our first sale of Common Shares pursuant to an effective registration statement, which is June 30, 2022.

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

●	Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in HSLA steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally enables those applications to be stronger and lighter in mass. This “lightweighting” benefit often results in environmental benefits, including reduced fuel consumption and material usage, which can result in fewer air emissions.

●	Scandium can be combined with aluminum to make super-high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation.

●	Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics.

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

Year	Ferroniobium U.S. Import Price ($/kg-Nb)(1)	Scandium Trioxide U.S. Price ($/kg)(2)	Titanium Dioxide U.S. Price ($/kg)(3)
2019	$39	$3,900	$1.10
2018	38	4,600	1.03
2017	37	4,600	0.74
2016	41	4,600	0.74
2015	43	5,100	0.84

(1)	Source: Argus Metal Prices, average annual ending price, 2019. Ferro-niobium 65% Niobium content, FOB U.S. warehouse.

(2)	Source: USGS Mineral Commodity Summary, 2020. scandium trioxide, 99.99% purity, 5-kilogram lot size.

(3)	Source: USGS Mineral Commodity Summary, 2020. Rutile mineral concentrate, bulk, minimum 95% Titanium Dioxide, f.o.b. Australia.

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

Employees

As of September 16, 2020, we employed nine (9) full-time employees and one (1) part-time employee.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might,” or “will” be taken, occur, or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes or disruptions in the securities markets;
●	risks related to our history of losses;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to feasibility study results;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;

●	risks related to estimates of mineral resources and reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to differences in U.S. and Canadian reserve and resource reporting;
●	risks related to our exploration activities being unsuccessful;
●	risks related to our ability to obtain permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to proposed legislation that may significantly affect the mining industry;
●	risks related to land reclamation requirements;
●	risks related to competition in the mining industry;
●	risks related to the management of the water balance at our Elk Creek Project;
●	risks related to equipment and supply shortages;
●	risks related to current and future joint ventures and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the ability to enforce judgment against certain of our Directors;
●	risks related to claims on the title to our properties;
●	risks related to surface access on our properties;
●	risks related to potential future litigation;
●	risks related to our lack of insurance covering all our operations;
●	risks related to the need for resilience in the face of potential impacts from climate change;
●	risks related to a disruption in, or failure of, our information technology (“IT”) systems, including those related to cybersecurity;
●	risks related to covenants contained in agreements with our secured creditors that may affect our assets;
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing;
●	risks related to our status as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended;
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules;
●	risks related to our status as an “emerging growth company” and the impact of related reduced reporting requirements on our ability to attract investors; and
●	risks related to the effects of the COVID-19 pandemic on our business plans, financial condition and liquidity.

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

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2020, disclose that substantial doubt exists as to our ability to continue as a going concern. The financial statements included in this Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception.

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

As of June 30, 2020, the Company had cash of $0.3 million and a working capital deficit of $7.7 million, compared to cash of $0.4 million and working capital deficit of $4.8 million on June 30, 2019.

As of June 30, 2020, the Company’s current planned operational needs were approximately $11.0 million through the end of fiscal 2021. From the date of this Form 10-K, we anticipate that we may need to raise approximately $9.5 million - $10.3 million to continue planned operations for the next twelve months. This estimate is net of C$1.5 million received from warrant exercises subsequent to June 30, 2020. This represents general overhead costs, expected costs relating to securing financing necessary for the Elk Creek Project, satisfying outstanding accounts payable, and potential retirement of our short-term debt obligations. Access to additional funds will be utilized to further advance the Elk Creek Project through substantive near-term milestones.

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

The costs, timing, and complexities of exploration, development, engineering and construction activities may be increased by the location of our properties and competition from other mineral exploration and mining companies. It is common for exploration companies to experience unexpected problems and delays during development, if commenced, including engineering, procurement, construction, commissioning and ramp-up. Accordingly, our activities may not result in profitable operations and we may not succeed in establishing operations or profitably producing products at any of our current or future properties, including our Elk Creek Project.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods ($000):

●	$4,001 for the year ended June 30, 2020;
●	$7,336 for the year ended June 30, 2019; and
●	$8,497 for the year ended June 30, 2018.

We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgical performance, and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, steel, aluminum, iron, chemicals, natural gas, fresh water, electricity, and government actions such as tariffs. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable or not profitable at all. A material increase in costs at any significant location could have a significant effect on our profitability.

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

Exploration for and the production of minerals is highly speculative and involves much greater risk than many other businesses. Most exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;
●	fluctuation in production costs that make production uneconomical;
●	labor disputes;
●	unanticipated variations in grade and other geologic problems;
●	environmental hazards;
●	water conditions;
●	difficult surface or underground conditions;
●	industrial accidents;
●	metallurgical, pyrometallurgical, and other processing problems;
●	mechanical and equipment performance problems;
●	failure of dams, stockpiles, wastewater transportation systems, or impoundments;
●	unusual or unexpected rock formations; and
●	personal injury, fire, flooding, cave-ins, and landslides.

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

We have no history of producing commercial products from our current mineral properties. We do not produce commercial products and do not currently generate operating earnings. While we seek to move our Elk Creek Project out of exploration and into development and production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the timing and cost, which are considerable, of the construction of mining and processing facilities;
●	the availability and costs of skilled labor and equipment;
●	compliance with environmental and other governmental approval and permit requirements;
●	the availability of funds to finance construction and development activities;
●	potential opposition from non-governmental organizations, local groups, or local residents that may delay or prevent development activities; and
●	potential increases in construction and operating costs due to changes in the cost and availability of labor, fuel, power, materials, equipment and supplies, and the time elapsed since the most recent estimates of cost and availability were made.

It is common in new mining and processing operations to experience unexpected problems and delays during engineering, procurement, construction, commissioning, and start-up. In addition, our management and workforce will need to be expanded, and sufficient housing and other support systems for our workforce will have to be established. This could result in delays in the commencement of production and increased costs of production. Accordingly, we cannot assure you that our activities will result in profitable operations or that we will successfully establish mining and processing operations.

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

Scandium trioxide is used in solid oxide fuel cells and has the potential to become a valuable alloy with aluminum in the aerospace and automotive industries. Supply of scandium has been sporadic in recent years, and there are no primary scandium mines in the world at present. Production primarily occurs as a by-product from existing metallurgical plants, primarily in Russia, the Philippines, and China. Our management believes the Elk Creek Project would significantly increase the world’s supply of scandium trioxide. Although the Company’s market studies indicate a positive outlook for demand, there is no assurance at present that the Company could sell all of its production. In addition, the sale of scandium represents a significant portion of the Elk Creek Project revenue; achieving the revenue projected in the Company’s studies is subject to market growth in scandium, which is a developing market with a risk of oversupply and/or undersupply disrupting pricing.

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

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material and resources/reserves within the earth using statistical sampling techniques. Estimates of any mineralized material or resources/reserves on any of our properties would be made using samples obtained from appropriately placed trenches, test pits, underground workings, and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material and resources/reserves. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

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

Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable operations. Mineral exploration is highly speculative in nature, involves many risks, and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment, or labor. The success of commodity exploration is determined in part by the following factors:

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

Facilities associated with the Elk Creek Project, such as the mine, surface plant, tailings facilities, stockpiles and supporting infrastructure, are likely to either temporarily or permanently impact waterbodies and wetlands that are subject to regulation by the USACE as Waters of the United States (“WOUS”). We believe that we have obtained the necessary USACE permits to construct the project, but changes to the design or layout of the facility may trigger the USACE to require us to obtain and maintain additional permits for the Elk Creek Project. The duration of this permitting exercise is dictated by the USACE and would need to be completed before facilities that would impact WOUS could be constructed. We may experience delays or additional costs in relation to obtaining the necessary permits and these delays and additional costs could negatively affect the economics of the Elk Creek Project and our results of operations.

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

Existing and possible future laws, regulations, and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration. Our Elk Creek Project is located in Nebraska, and while the State does have a comprehensive and modern set of environmental regulations, it does not have specific regulations with respect to permitting or reclaiming mines which could potentially impact the total time to market for the project.

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

Difficulties in water balance management at our Elk Creek Project could negatively affect our potential production and economics at the project.

The Company has conducted three field investigations and two major technical studies into the hydrogeology of the Elk Creek carbonatite, which is the geologic formation which hosts the mineralized material that would be extracted by the Company’s mining operations. The Company expects to encounter significant amounts of water in the carbonatite, which will need to be pumped out of the formation to facilitate a mining operation. Water quality analyses have demonstrated that this water will have elevated temperature and salt content when compared to other water resources in the area. While the Company has developed plans to treat water produced from the mine for use in its operations, there is no guarantee that the permits needed for the treatment of the water or the disposal of the resultant waste products will be issued by the State of Nebraska, nor is there any guarantee that such permits will be issued in a timely fashion. Further, based on such plans, the operations will rely on a water treatment system to achieve zero discharge of wastewater, and there is no guarantee that this system will function as designed or achieve nameplate treatment capacity.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, project development operations. The shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and could therefore limit, or increase the cost of, production.

Joint ventures and other partnerships, including offtake arrangements, may expose us to risks.

We have entered into three offtake agreements and one letter of intent related to our Elk Creek Project as well as agreements related to the supply of natural gas and electricity to the project site, and may enter into joint ventures or partnership arrangements, including additional offtake agreements, with other parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, or price fluctuations and termination provisions related to such agreements, could have a material adverse effect on us, the development and production at our properties, including the Elk Creek Project, the joint ventures, if any, or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

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

There are risks that title to our properties may be challenged or impugned. Our Elk Creek Project is located in Nebraska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. Our current leases give us an option to purchase the property in order to construct the Elk Creek Project, but the rights of the current owners to sell the property subject to these options may be subject to prior unrecorded or unknown claims to title. We have investigated our rights to explore and exploit the Elk Creek Project resource and, to the best of our knowledge, our rights in relation to lands covering the Elk Creek Project resource are in good standing. However, there may be valid challenges to the title of our properties that, if successful, could impair development and/or operations. Further, our current land agreements are of fixed duration, and expire between January 2021 and May 2040.

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

Exploration, development, mining, and surface operations involve various hazards, including environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structural cave-ins or slides, flooding, fires, and periodic interruptions due to inclement or hazardous weather conditions. These risks could result in damage to or destruction of mineral properties, facilities, or other property, personal injury, environmental damage, delays in operations, increased cost of operations, monetary losses, and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums or at all. We may elect not to insure where premium costs are disproportionate to our perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration and production activities.

A disruption in, or failure of our third-party service providers’ IT systems, including those related to cybersecurity, could adversely affect our business operations and financial performance.

We rely on the accuracy, capacity and security of our third-party service providers’ IT systems for the operations of many of our business processes and to comply with regulatory, legal and tax requirements. We are dependent on third parties to provide important IT services relating to, among other things, operational technology at our facilities, human resources, electronic communications and certain finance functions. Despite the security measures that our third-party service providers have implemented, including those related to cybersecurity, their systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters, or unauthorized physical or electronic access. Though our third-party service providers have controls in place, we cannot provide assurance that a cyber-attack will not occur. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Failures of our third-party service providers’ IT systems, whether caused maliciously or inadvertently, may result in the disruption of our business processes, or in the unauthorized release of sensitive, confidential or otherwise protected information or result in the corruption of data, which could adversely affect our business operations and financial performance. In addition, we may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.

Risk Related to Our Debt Securities

In the event of certain breaches with our Secured Creditors, our assets may be affected.

We have, in connection with the Smith Credit Agreement and Original Smith Loan (collectively, the “Current Smith Loans”), granted security interests to Mark Smith (the “Secured Creditor”) over all of the assets of the Company in consideration of the debt facilities provided by the Secured Creditor. In the event of certain breaches of the terms of the Current Smith Loans, the Secured Creditor may be entitled to execute on its security interest and seize or retain our assets, including the shares of 0896800 and ECRC, as well as any assets of either subsidiary. Certain rights of the Secured Creditor to execute on its security interests are subject to notice and cure provisions in respect of default by us; however, any such exercise could materially damage our value and our ability to retain or progress development of the Elk Creek Project.

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

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. U.S. shareholders should be aware that we believe we were classified as a PFIC during our tax years ended June 30, 2020 and 2019 and based on current business plans and financial expectations, believe that we may be a PFIC for the current and one or more future taxable years. If we are a PFIC for any taxable year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares or warrants, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. These consequences will be mitigated with respect to the Common Shares, but not the warrants, if the shareholder makes a timely and effective “qualified electing fund” or “QEF” election or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF election generally must include in income on a current basis for U.S. federal income tax purposes its share of our net capital gain and ordinary earnings for any taxable year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares and warrants.

Our Common Share price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of the Common Shares:

●	Disappointing results from our exploration and/or, if warranted, project development efforts;
●	Decline in demand for Common Shares;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects; and
●	General economic trends.

In the past fiscal year, the trading price of our stock on the TSX has ranged from a low of C$0.51 to a high of C$0.90. In addition, stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to sell any Common Shares you acquire at a desired price.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through June 30, 2022, although circumstances could cause us to lose that status earlier, including if the market value of our Common Shares held by non-affiliates exceeds $700 million as of any December 31 before that time, in which case we would no longer be an emerging growth company as of the following June 30. We cannot predict if investors will find our Common Shares less attractive because we may rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our Common Share price may be more volatile. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Although it is not possible to predict the ultimate impact of the COVID-19 pandemic, including on NioCorp’s business plans, financial position or liquidity, such impacts that may be material include, but are not limited to: (i) inability to obtain necessary licenses or permits due to impacts on the operations of local, state and federal regulatory agencies, (ii) delays in the completion of the mine and surface engineering designs and uncertainty regarding our ability to finalize necessary Engineering, Procurement, and Construction (“EPC”) agreements as a result of disruptions in the businesses of our engineering consultants and key contractors for the Elk Creek Project, (iii) reduced availability and productivity of our employees, (iv) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (v) a negative impact on our liquidity position, and (vi) increased costs and less ability to access funds under our existing credit facility and the capital markets. The continued spread of COVID-19 has resulted in business travel restrictions and other capital market disruptions. To the extent the duration of any of these conditions extends for a longer period of time, the impact will generally be a more severe adverse impact and could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year. More specifically, during fiscal 2020, travel restrictions have negatively affected the ability of potential investors to conduct their due diligence and has delayed our ability to obtain future financing.

In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of the COVID-19 pandemic may also exacerbate other risks discussed herein, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Scott Honan, M.Sc., SME-RM, a qualified person as defined in NI 43-101, has supervised the preparation of the scientific and technical information that forms the basis for the Elk Creek Project disclosure in this Form 10-K and has approved the disclosure in this Form 10-K related thereto. Mr. Honan is not independent of the Company, as he is the Chief Operating Officer. The full NI 43-101 technical report, incorporating the results of the 2019 Elk Creek Feasibility Study was filed on SEDAR on May 29, 2019.

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

Figure 1 – Property Map showing Location of Elk Creek Project

Nebraska
N
Lincoln
Elk Creek Project location
Nebraska
State Capitals
County Seat
Cities 100,000-499,999
Cities 50,000-99,999
State Boundaries
County Boundaries
Toll Roads and Bridges
Interstate Highways
U.S. Highways
State Roads
Major Rivers
Intermediate Rivers
Lakes

Title and Ownership

The Company currently holds 13 option agreements that are material to the Elk Creek Project and one perpetual easement of a land parcel along the Missouri River. The current optioned land package covers an area of 2,536 acres, and is reflective of the land needed to secure the mining rights with respect to the estimated Mineral Resource along with the land needed for the development and operations of the Elk Creek Project for its proposed 36-year operating life.

Option agreements are between NioCorp’s wholly-owned subsidiary ECRC and the individual landowners. Land ownership for the agreements significant to the Elk Creek Project are listed in Table 1 and shown in Figure 2. Significant agreements are those which have been demonstrated to host mineralized material, or which have the potential to be the site of buildings, facilities or other surface infrastructure.

Table 1: Active Lease Agreements Covering the Elk Creek Project as of August 2020

Agreement Identifier	Hectares	Acres	Agreement Expiry
Beethe008	107.82	266.43	29-Apr-22
Beethe002	146.56	362.16	19-Feb-21
Beethe007	66.27	163.75	20-Jan-26
Heidemann005	79.55	196.57	16-Mar-25
Nielsen001	100.90	249.32	25-Jun-25
Nielsen002	11.91	29.43	25-Jun-25
Othmer003	61.48	151.93	22-Jan-21
Othmer004	113.31	280.00	22-Jan-21
Watermann001	32.37	80.00	6-Sep-21
Woltemath80S	32.37	80.00	4-Dec-24
Woltemath002	152.49	376.81	4-Dec-24
Woltemath003J	89.03	220.00	25-Mar-25
Shuey001	32.37	80.00	27-May-40

Source: NioCorp, 2020

Figure 2 – Land Tenure Map as of August 2020

Source: NioCorp, 2020.

The current estimated Mineral Resource is wholly contained within parcels Woltemath003J and Beethe008, and agreements covering both of these properties have been secured. The Company considers these two leases to be the only leases on which the Company’s development of the Elk Creek Project is substantially dependent. Negotiations for additional lands to support various configurations of the surface operations have been completed. The Company believes that the surface plant and facilities associated with the Elk Creek Project could be located in any number of places and would not necessarily need to be sited on lands contiguous with the Beethe008 and Woltemath003J properties.

As part of the exploration option agreements, where required, the Company has also secured surface rights, which allow for access to the land for drilling activities and associated mineral exploration and project development work.

The agreements that involve mineral rights include a 2% NSR royalty attached with the option to purchase (“OTP”). The agreements grant the Company an exclusive right to explore and evaluate the property for the term thereof, with an OTP the surface rights or a combination of the mineral and surface rights at any time during the term. As the Woltemath80S agreement is limited to an OTP for the surface rights only, it does not contain an NSR provision.

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

The Pyromet building will house most of its equipment within a single building. The purpose of the Pyromet plant is to reduce the niobium pentoxide coming from the Hydromet by converting it into a saleable ferroniobium (“FeNb”) metal. Aluminum shots and iron oxide pellets will be introduced to an electric arc furnace on a continuous basis along with fluxing agents and niobium pentoxide to produce a saleable ferroniobium metal.

Proposed Production Plan and Schedule

Based on the 2019 Elk Creek Feasibility Study, the operating mine life is approximately 36 years with a nominal processing rate of 2,764 tonnes per day. The Elk Creek Project timeline is based on 36 months to mechanical completion after Authorization to Proceed, plus an additional eight months of commissioning and ramp-up to 100% of production capacity for a total of 44 months and assumes no financing constraints. The NioCorp board must approve a construction program and budget before construction of the Elk Creek Project can begin. This approval, along with the receipt of all required governmental permits and approvals and the completion of project financings, will determine whether and when construction of the Elk Creek Project can begin.

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

Once tailings begin being deposited in the TSF, internal contact water (from residual moisture in the tailings and precipitation falling within the impoundment footprint) will need to be actively managed. This water will be collected and treated using lime softening to precipitate hydroxide and carbonate solid forms for many of the inorganic constituents. The treated water will be filtered to remove the solids (which will be returned to the TSF for disposal), and the clean water will be pumped to the process plant RO system for further treatment. The clean water from the process plant RO unit will be used in the process plant, and the reject concentrate will be crystallized and deposited into the SMCs.

Power

The local power utility (Omaha Public Power District) will provide power from nearby transmission lines to the site. This will require that an approximate 18-mile transmission line be installed by the utility to provide the site sub-station with the required site power demand. The local power utility will also design and install the main substation that will be owned and maintained by the utility. This infrastructure will be paid back through rate charges on the electrical usage.

Natural Gas

Natural gas, to be used throughout the Elk Creek Project during the construction and operation phases of the project, will be brought to the site via pipeline from the local utility company. NioCorp has a natural gas transportation contract with Tallgrass Energy, which operates the Rockies Express (“REX”) pipeline. Tallgrass will construct a 45 km (28 mile) gas pipeline lateral from the main REX pipeline system in Kansas to the project site. The lateral will be sized to provide a minimum of 27.5 dekatherms of gas per day. Natural gas will be distributed to all on-site facilities utilizing buried high-density polyethylene natural gas distribution pipe. Natural gas piping above ground and located inside of facilities will consist predominately of carbon steel pipe. Maximum on-site pipeline distribution pressure will be 100 psig. Natural gas will be used for facility heating, water heating, and for gas-fired process equipment.

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

Taxation Rates Included in the 2019 Elk Creek Feasibility Study

Taxes that may be levied on the Elk Creek Project include corporate income tax rates of 21% for Federal and 7.81% for Nebraska. The Elk Creek Project is eligible for federal depletion allowances and credits, as well as various state incentives. The calculated effective income tax rate for the Elk Creek Project is 17.5%.

Design Considerations for Environmental Performance

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

Table 3: Underground Mineral Reserve Estimate for Elk Creek

Classification	Tonnage (x1000 mt)	Nb2O5 Grade (%)	Contained Nb2O5 (mt)	Payable Nb (mt)	TiO2 Grade (%)	Contained TiO2 (mt)	Payable TiO2 (mt)	Sc Grade (ppm)	Contained Sc (mt)	Payable Sc2O3 (mt)
Proven
Probable	36,313	0.81	293,321	168,861	2.86	1,039,050	418,841	65.7	2,387	3,410
Total Proven and Probable	36,313	0.81	293,321	168,861	2.86	1,039,050	418,841	65.7	2,387	3,410

Source: Nordmin, 2019. All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

February 19, 2019 Mineral Reserve Details
Parameter	Value	Unit
Mining Cost	43.55	US$/mt mined
Processing	108.16	US$/mt mined
Water Management and Infrastructure	13.71	US$/mt mined
Tailings Management	1.35	US$/mt mined
Other Infrastructure	6.96	US$/mt mined
General and Administrative	8.65	US$/mt mined
Royalties/Annual Bond Premium	7.53	US$/mt mined
Total Cost	189.91	US$/mt mined
Nb2O5 to Niobium conversion	69.6%
Niobium Process Recovery	82.36%
Niobium Price	39.60	US$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	US$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 conversion	153.4%
Sc Price	3,675	US$/kg

●	Nordmin has reported the mineral reserve based on the mine design, mine plan, and cash-flow model utilizing an average cut-off grade of 0.788% NB2O5 with an NSR of $500/mt.

●	Nordmin considers that the mineral reserve is amenable for underground extraction with a processing method to recover FeNb (as the saleable product of Nb2O5), TiO2, and Sc2O3 products.

●	The economic assumptions used to define Mineral Reserve cut-off grade are as follows:

○	Annual LoM production rate of ~7,220 tonnes of FeNb/annum,

▪	Initial elevated five-year production rate ~ 7,351 tonnes of FeNb/annum

○	Mining dilution of ~6% was applied to all stopes and development, based on 3% for the primary stopes, 9% for the secondary stopes, and 5% for ore development.

○	Mining recoveries of 95% were applied.

○	Price assumptions for FeNb, Sc2O3, and TiO2 are based upon independent market analyses for each product.

○	Price and cost assumptions are based on the pricing of products at the “mine-gate”, with no additional down-stream costs required. The assumed products are a ferroniobium product (metallic alloy shots 0.65Nb•0.35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.

●	The mineral reserve has an average LoM NSR of $538.63 /tonne.

●	Nordmin has provided detailed estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by third-party qualified persons).

●	Mineral Reserve effective date February 19, 2019. The financial model was run post-February 2019, which reflects a total cost of $196.41 versus $189.91 used in the February 19, 2019 Mineral Reserve Details Table above. Nordmin does not consider this a material change.

●	Price variances for commodities is based on updated independent market studies versus earlier projected pricing. The updated independent market studies do not have a negative effect on the reserve.

●	Nordmin completed a site inspection of the deposit through a subcontractor, Jean-Francois St-Onge, P.Eng., Associate Consulting Specialist – Mining, an appropriate “independent qualified person” as this term is defined in NI 43-101.

Table 4: Mineral Resource Statement for Elk Creek

Classification	Cut-off NSR (DIL)(US$/mt)	Tonnage (x1000 mt)	Nb2O5 Grade (%)	Contained Nb2O5 (mt)	TiO2 Grade (%)	Contained TiO2 (mt)	Sc Grade (ppm)	Contained Sc (mt)
Indicated	180	183,185	0.54	981,092	2.15	3,940,419	57.65	10,562
Inferred	180	103,992	0.48	498,864	1.81	1,886,181	47.38	4,928

Source: Nordmin, 2019. All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

February 19, 2019 Mineral Resource Details
Parameter	Value	Unit
Mining Cost	50.0	US$/mt mined
Processing	125	US$/mt mined
General and Administrative	5.0	US$/mt mined
Total Cost	180	US$/mt mined
Nb2O5 to Niobium conversion	69.6%
Niobium Process Recovery	82.36%
Niobium Price	39.60	US$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	US$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 conversion	153.4%
Sc Price	3,675	US$/kg
Calculated CoG NSR diluted 6%	180	US$/mt

●	Mineral resources are reported inclusive of the mineral reserve. Mineral resources are not mineral reserves and do not have demonstrated economic viability. All figures are rounded to reflect the relative accuracy of the estimate and have been used to derive sub-totals, totals and weighted averages. Such calculations inherently involve a degree of rounding and consequently introduce a margin of error. Where these occur, Nordmin does not consider them to be material.

●	The reporting standard adopted for the reporting of the MRE uses the terminology, definitions and guidelines given in the CIM Standards on Mineral Resources and Mineral Reserves (May 10, 2014) as required by NI 43-101.

●	CIM definition standards for mineral resources and mineral reserves (May 2014) defines a mineral resource as:

○	“(A) concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge”.

●	Historical samples have been validated via re-assay programs, and all drilling completed by NioCorp has been subjected to QA/QC. All composites have been capped and then composited where appropriate, and estimates completed used ordinary kriging. The concession is wholly owned by and exploration is operated by NioCorp Developments Ltd.

●	The project is amenable to underground longhole open stoping mining methods. Using results from metallurgical test work, suitable underground mining and processing costs, and forecast product pricing Nordmin has reported the mineral resource at an NSR cut-off of US$180/mt.

●	Economic Assumptions Used to Define Mineral resource Cut-off Value:

Diluted NSR (US$) = Revenue per block Nb2O5 (diluted) + Revenue per block TiO2 (diluted) + Revenue per block Sc (diluted)
Diluted tonnes per block

●	Price assumptions for FeNb, Sc2O3, and TiO2 are based upon independent market analyses for each product.

●	Price and cost assumptions are based on the pricing of products at the “mine-gate”, with no additional down-stream costs required. The assumed products are a ferroniobium product (metallic alloy shots 0.65Nb•0.35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.

●	The “reasonable prospects for economic extraction” requirement generally implies that the quantity and grade estimates meet certain economic thresholds and that the mineral resources are reported at an appropriate Cut-off Grade (“CoG”), considering extraction scenarios and processing recoveries. Based on this requirement, Nordmin considers that major portions of the project are amenable for underground extraction with a processing method to recover FeNb (as the saleable product of Nb2O5), TiO2, and Sc2O3 products.

●	The result of positive indications from the company’s metallurgical testing and development program, titanium (TiO2) and scandium (Sc) were added to the mineral resource Statement in February 2015. Both metals can be recovered with simple additions to the existing process flowsheet and would provide additional revenue streams that would complement the planned production of ferroniobium.

●	Nordmin has provided reasonable estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by third-party qualified persons).

●	Mineral Resource effective date February 19, 2019.

●	Nordmin completed a site inspection of the deposit by Glen Kuntz, BSc, P.Geo., Consulting Specialist - Geology/Mining, an appropriate “independent qualified person” as this term is defined in NI 43-101.

Environmental and Social

A number of key permits and environmental management requirements have been identified for the Elk Creek Project, some of which need to be implemented as soon as practicable in order to maintain the proposed Elk Creek Project schedule.

●	While not necessarily complex, the timing generally required to complete permitting through any federal regulatory agency requires that NioCorp engage key agencies (in this case the USACE and possibly the EPA) early on in Elk Creek Project development and consider the siting and orientation of facilities carefully to minimize the risk of a protracted National Environmental Policy Act analysis of the Elk Creek Project. At the present time, the company believes that we have completed the major federal permitting actions needed for project construction, although changes to the design or location of project facilities may require that additional federal permits be obtained.

●	Construction at the facility will require an air construction permit (the “Air Permit”) from the State of Nebraska. The Air Permit will describe all of the prospective air emissions from the facility and will require the completion of an air quality model that demonstrates compliance with the NAAQS. Permanent construction at the site cannot commence until this Air Permit is issued, although a number of preconstruction activities are allowed under standing NDEE policy. An application for the Air Permit was submitted to the State on July 24, 2019. The NDEE notified the Company that the Air Permit application was administratively complete on July 29, 2019, and that the application was technically complete on September 27, 2019. A draft Air Permit was provided to the Company on March 26, 2020 for courtesy source review and the Company responded with a set of comments and requested changes on April 8, 2020. The NDEE considered the Company’s comments and requested changes before issuing a revised draft Air Permit for a formal 30-day public comment period on April 16, 2020. This comment period closed on May 18, 2020, and final Air Permit was issued by the State of Nebraska on June 2, 2020 for the Elk Creek Project.

●	A radioactive materials license will be needed from the Nebraska Department of Health and Human Services (“NDHHS”), Office of Radiological Health. Because of their limited experience with hard rock mining in the State of Nebraska, much less mining that includes Naturally Occurring Radioactive Material, the NDHHS may require additional information and more time to approve the Elk Creek Project under a Broad Scope License. The Company has been working with NDHHS on this aspect of project permitting since 2014.

●	Documentation of existing baseline environmental conditions at the Elk Creek Project site was initiated in 2014 and will continue as needed throughout the permitting process.

●	Surface water monitoring will continue throughout the permitting process and extend into construction and operations as part of the Environmental Management System and likely State of Nebraska permit requirements.

●	A wetland delineation and potential jurisdictional waters assessment was conducted in late 2014 to identify wetland and drainage features within the proposed Elk Creek Project boundary which resulted in a formal JD being issued by the USACE on September 6, 2016. The entire project has been authorized under the non-notifying provisions of Nationwide Permit 12.

●	The major land-use authorization for the project was received from Johnson County, Nebraska, on December 24, 2019 in the form of a Special Use Permit for the project. This land-use permit is a necessary precursor to any project-related construction activities.

●	Closure costs for the Elk Creek Project have been estimated at just over $44 million, including approximately $13.5 million for reclamation and closure of the TSFs and $16.6 million for plant and building removal and reclamation.

●	Community engagement has occurred in parallel with Nebraska field operations and has included public meetings, presentations to public agencies, communications with local and state politicians, meetings with environmental groups, and one-on-one meetings with area landowners.

Other Elk Creek Project Activities

On August 7, 2019, the Company announced the successful production of an Aluminum-Scandium (“AlSc”) master alloy using a metallurgical process that helps to demonstrate a pathway to potential commercial production of the master alloy.  The AlSc master alloy was produced at Ames Laboratory’s Materials Preparation Center, located in Ames, Iowa, under the supervision of NioCorp engineers and employing an improved production methodology specified by Tactical Alloys, a firm with over 20 years of experience in the AlSc alloy space. Ames Laboratory is a U.S. Department of Energy national laboratory recognized as a world leader in the research and development of rare earth and rare metal materials, such as scandium.  NioCorp commercially purchased the scandium used to create the master alloy at Ames Laboratory’s Materials Preparation Center. The alloy production was the second such AlSc master alloy production test run performed by NioCorp and researchers at Ames Laboratory’s Materials Preparation Center.

On October 8, 2019, the Company announced that it signed contracts with the State of Nebraska under the existing Nebraska Advantage program to reduce the Company’s state and local tax liability by as much as $200 million over 10 years, conditional upon meeting the program’s job creation and investment requirements at the Elk Creek Project site. The estimate of the tax benefit under the Nebraska Advantage program is based on calculations and assumptions contained in the Technical Economic Model for the Elk Creek Project, which is summarized in the 2019 Elk Creek Feasibility Study. The economic model estimates project revenues and costs on an undiscounted basis. The actual tax benefit realized upon project execution may be more or less than this estimate.

On October 31, 2019, the Company announced that Cementation USA, part of the Cementation Americas Group (“Cementation”), was selected as the lead EPC contractor for the underground aspects of the Elk Creek Project. Based in Sandy, Utah, Cementation is a mining- and minerals-focused group of companies, delivering both underground and surface solutions for mines and downstream minerals processing facilities worldwide. Cementation specializes in delivering sustainable engineering, procurement, construction, commissioning, and operations and maintenance solutions to the mining and minerals industry. Negotiations towards a formal EPC agreement between NioCorp and Cementation are underway, and the Company anticipates that any significant work on the Elk Creek Project pursuant to such agreement will be contingent on obtaining additional project financing, if and when available.

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

On November 5, 2019, the Company announced the selection of key contractors - Olsson, DuPont Clean Technologies (“DuPont”), and Veolia Water Technologies (“Veolia”) - to work on the Elk Creek Project in the following capacities:

●	Olsson will continue their engagement around project permitting, with personnel based in their Lincoln, Omaha and Denver offices. Olsson has led state and federal permitting efforts for the Elk Creek Project since 2014, including NioCorp’s current effort to obtain the Air Permit for the Elk Creek Project. Olsson’s previous work on the Elk Creek Project included civil engineering, geotech analysis, successful navigation of Army Corps of Engineers permitting programs (Sections 404 and 408 permits), and National Pollutant Discharge Elimination System permitting.

●	DuPont has been selected to provide engineering and procurement activities related to the Elk Creek Project’s planned sulphuric acid recycling plant. Subject to execution of a formal contract, DuPont will primarily provide its MECS® Air Pollution control solutions, in order to reduce emissions. The Clean Technologies division of DuPont is a global leader in process technology licensing and engineering, offering MECS® critical process equipment, products and services to minimize emissions for the sulfuric acid industry.

●	Pennsylvania-based Veolia has been selected by NioCorp to conduct engineering and procurement activities related to the Elk Creek Project’s planned water treatment plant, subject to execution of a formal contract. Veolia is a global leader in water and wastewater treatment with more than 160 years of experience. As a specialized provider of technological solutions and services, from Engineering and Procurement to standard systems, Veolia applies process expertise and industry knowledge to respond to the needs of industrial clients and municipalities.

Between December 2019 and July 2020, the Company secured a series of extended and new OTP agreements that cover the Elk Creek Project’s projected operational needs over the prospective 36-year life of the project. As a result of these efforts and the expiration of certain OTPs that were signed in 2014-2015, the Company currently holds 13 OTPs covering 2,536 acres.

Proposed Activities

Our long-term financing efforts continued through fiscal 2020. However, as noted above under “Recent Corporate Events,” the COVID-19 pandemic has created uncertainty with respect to overall project funding and timelines. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

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

New SEC Disclosure Rules for Registrants Engaged in Mining Operations

In October 2018, the SEC approved final rules requiring comprehensive and detailed disclosure requirements for issuers with material mining operations. The provisions in Industry Guide 7 and Item 102 of Regulation S-K, have been replaced with a new subpart 1300 of Regulation S-K under the United States Securities Act. The Company will be required to comply with these new rules for the fiscal year ended June 30, 2022 and thereafter. The changes adopted are intended to align the SEC’s disclosure requirements more closely with global standards as embodied by the Committee for Mineral Reserves International Reporting Standards (“CRIRSCO”), including Canada’s NI 43-101 and CIM Definition Standards. Under the new SEC rules, SEC registrants will be permitted to disclose “mineral resources” even though they reflect a lower level of certainty than mineral reserves. Additionally, under the new SEC rules, mineral resources must be classified as “measured,” “indicated” or “inferred,” terms which have similar definitions in and are required to be disclosed by NI 43-101 for Canadian issuers and are not recognized under SEC Industry Guide 7.

Corporate Headquarters

We lease our principal executive office space at 7000 South Yosemite Street, Suite 115, Centennial, Colorado.

ITEM 3.	LEGAL PROCEEDINGS

As of September 16, 2020, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended June 30, 2020, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

 Holders

As of June 30, 2020, we had 8,813 holders of record of the Common Shares.

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

Purchases of Equity Securities by the Company

We did not make any repurchases in the quarter ended June 30, 2020.

Recent Sales of Unregistered Securities

The following Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of the remaining amount outstanding under the Second Tranche Security and based upon representations and warranties of Lind in connection therewith.

Date	Conversion Amount	Shares Issued	Conversion Price/Share
July 9, 2020	$33,333	64,298	C$0.70049

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

ITEM 6.	SELECTED FINANCIAL DATA (dollars in thousands, except per share amounts)

	For the Year Ended June 30,
	2020	2019	2018	2017	2016
Sales	$-	$-	$-	$-	$-
Total operating expenses	3,432	6,436	6,035	13,777	9,518
Net loss	4,001	7,336	8,497	14,630	11,408
Loss per common share, basic and diluted	0.02	0.03	0.04	0.08	0.07

	As of June 30,
	2020	2019	2018	2017	2016
Total assets	$10,997	$11,085	$11,229	$11,351	$15,246
Debt, including current portion	5,258	3,292	6,350	5,314	7,796
Shareholders’ equity	2,641	4,852	3,193	2,891	6,194

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of NioCorp and subsidiaries. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Form 10-K. Discussions related to fiscal 2019 performance as compared to fiscal 2018 performance can be found in Item 7., “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Summary of Consolidated Financial and Operating Performance

	For the year ended June 30,
	2020	2019	2018
	($ 000)
Operating expenses	$3,432	$6,436	$6,035
Net loss	4,001	7,336	8,497
Net loss per share (basic and diluted)	0.02	0.03	0.04

The Company’s net loss decreased to $4.0 million for fiscal 2020 from $7.3 million for fiscal 2019. This decrease resulted primarily from lower exploration expenditures and other operating expenses.

 During the fiscal years ended June 30, 2020 and 2019, the Company had no revenues. Operating expenses incurred related primarily to performing exploration and feasibility study related activities, as well as the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

Results of Operations (dollars in thousands)

	For the year ended June 30,
	2020	2019	2018
Operating expenses:
Employee related costs	$1,376	$1,557	$2,133
Professional fees	327	315	661
Exploration expenditures	1,201	3,144	2,136
Other operating expenses	528	1,420	1,105
Total operating expenses	3,432	6,436	6,035

Change in financial instrument fair value	38	630	1,902
Foreign exchange loss (gain)	179	(3)	174
Interest expense	354	266	375
(Gain) loss on equity securities	(2)	7	11
Income tax benefit	-	-	-
Net Loss	$4,001	$7,336	$8,497

Significant items affecting operating expenses are noted below:

Employee related costs for fiscal 2020 declined slightly as compared to fiscal 2019 primarily due to decreased share-based compensation costs reflecting the timing of Option issuances and the corresponding vesting periods, as well as the number of Options granted and associated fair value calculations, partially offset by the impacts of 2020 employee salary adjustments.

Exploration expenditures decreased in fiscal 2020 as compared to fiscal 2019 reflecting work performed in 2019 to complete the 2019 Elk Creek Feasibility Study, as well as costs incurred to develop the detailed engineering necessary to support the Air Permit application. Fiscal 2020 expenditures primarily related to the ongoing personnel costs, as well as permitting and project advancement activities.

Other operating expenses include investor relations, general office expenditures, stock and proxy expenditures and other miscellaneous costs. Costs decreased in fiscal 2020 as compared to fiscal 2019 primarily due to the 2019 expensing of previously deferred financing costs in conjunction with the release of the 2019 Elk Creek Feasibility Study, declines in share-based compensation costs for board members reflecting the timing of Option issuances and the corresponding vesting periods, and overall declines in Investor Relations expenses.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value primarily represents non-cash changes in the periodic market value of the Convertible Security, which is carried at fair value, as well as changes in the market value of the derivative liability component of the Notes. Higher costs in fiscal 2019, as compared to fiscal 2020, reflect the recognition of accrued interest and initial fair market valuations of additional Lind advances in that period.

Foreign exchange (gain) loss is primarily due to changes in the U.S. dollar against the Canadian dollar and the fiscal 2020 loss primarily reflects the impact of a strengthened U.S. dollar as applied to U.S. dollar-denominated debt instruments which are carried on the Canadian parent company books. Foreign exchange loss was minimal during fiscal 2019 as the ending U.S. dollar to Canadian dollar rate remained relatively unchanged from the prior year.

Interest expense increased in fiscal 2020 as compared to fiscal 2019 due to the increased principal amounts outstanding under the Current Smith Loans.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, and the exercise of incentive stock options and share purchase warrants. We believe that we will be able to secure additional private placement financings in the future, although we cannot predict the size or pricing of any such financings. In addition, we may raise funds through the sale of interests in our mineral properties, although current market conditions and the impacts of the COVID-19 pandemic have reduced the number of potential buyers/acquirers of any such interests.

As of June 30, 2020, the Company had cash of $0.3 million and a working capital deficit of $7.7 million, compared to cash of $0.4 million and working capital deficit of $4.8 million on June 30, 2019. This change in working capital is due to an increase in accounts payable associated with the 2019 Elk Creek Feasibility Study and mine design work.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $11.0 million until June 30, 2021. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $245,000 per month where approximately $210,000 is for corporate overhead, lease extensions and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $35,000 per month is planned for expenditures relating to the advancement of the Elk Creek Project by ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $9.5 million to $10.3 million, to continue planned operations for the next twelve months focused on financing and detailed engineering efforts related to the Elk Creek Project. This estimate is net of C$1.5 million received from warrant exercises subsequent to June 30, 2020. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek Property lease commitments are $41,000 until June 30, 2021, exclusive of costs incurred to exercise or, if necessary, extend our current land and mineral right option agreements, which expire at various times between January 2021 and May 2040. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2021, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On October 22, 2019, the Company announced that the remaining principal due under the Second Tranche Security was retired through a Common Share conversion of $200,000 on October 17, 2019. Remaining interest accrued monthly and the final balance was converted to Common Shares on July 9, 2020, the termination date of the agreement.

On January 17, 2020, the Company entered into an amending agreement to the Smith Credit Agreement, increasing the limit of the non-revolving credit facility to $2.5 million from the previous limit of $2.0 million. On April 3, 2020, the Smith Credit Agreement was amended to increase the limit of the non-revolving credit facility to $3.0 million and on June 10, 2020, the Smith Credit Agreement was amended to increase the limit of the non-revolving credit facility to $3.5 million. In addition, on June 10, 2020, the maturity date for loans made under the Smith Credit Agreement was extended to December 15, 2020. In conjunction with the extension of the maturity date for loans made under the Smith Credit Agreement, Mr. Smith agreed to extend the maturity date of the Original Smith Loan to December 15, 2020.

On April 17, 2020, ECRC received a U.S. Small Business Administration Loan (the “SBA Loan”) from American National Bank, pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the amount of $196,300. The application for these funds required the Company in good faith to certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the terms of the SBA Loan, the Company may be eligible for full or partial loan forgiveness; however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the SBA Loan.

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

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the year ended June 30, 2020, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. The continued spread of COVID-19 has resulted in business travel restrictions and other capital market disruptions. We believe this could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year. More specifically, during fiscal 2020, travel restrictions have negatively affected the ability of potential investors to conduct their due diligence and has delayed our ability to obtain future financing. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

Operating Activities

During the year ended June 30, 2020, the Company’s operating activities consumed $3.0 million of cash (2019: $4.4 million). The cash used in operating activities for fiscal 2020 reflects the Company’s funding of losses of $4.0 million, partially offset by minor non-cash adjustments and changes in working capital items. Overall, fiscal 2020 operational outflows were lower than fiscal 2019, due to costs incurred in 2019 in connection with the completion of the 2019 Elk Creek Feasibility Study. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Net cash provided by financing activities was $3.0 million in fiscal 2020, compared to $4.7 million in fiscal 2019. Year-over-year changes in financing inflows primarily reflect the timing of individual equity financing events, as discussed in Note 7 to the Consolidated Financial Statements, as well as the timing of Lind Agreement funding.

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

Debt Covenants

The Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding C$2.0 million, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance with these covenants as of June 30, 2020.

Contractual Obligations

Our contractual obligations at June 30, 2020, are summarized as follows (amounts in thousands):

	Payments due by period
	Total	Less than 1 year		1-3 years		4-5 years	After 5 years
Debt	$5,937	$5,588	[1]	$349	[2]	$-	$-
Operating leases	155	73		38		13	31
Total contractual obligations	$6,092	$5,661		$387		$13	$31

(1)	Amounts represent principal of $4,910 and estimated interest payments of $678, assuming no early extinguishment.
(2)	Amounts represent principal of $344 and estimated interest payments of $5.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2020 and 2019, we had accrued $48,000 and $83,000, respectively, related to estimated environmental obligations.

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

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of September 16, 2020, is set out below, on a fully-diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	238,035,090
Stock options[1]	19,129,409
Warrants[1]	10,156,093
Convertible Notes[2]	1,069,773

[1]	Each exercisable into one Common Share
[2]	Represents estimated maximum Common Shares convertible pursuant to the Company’s private placement of convertible debentures which closed October 22, 2015. Actual Common Shares issued may be impacted by the U.S. dollar to Canadian dollar exchange rate, accrued interest payable and current trading price of the Company’s Common Shares at conversion date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results

The following is a summary of selected quarterly financial information (unaudited, amounts in thousands, except per share amounts):

	Fiscal Year Ended June 30, 2020				Fiscal Year Ended June 30, 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total Operating Expenses	$892	$1,001	$817	$722	$1,258	$1,958	$1,587	$1,633
Net Loss	$1,005	$1,076	$1,262	$658	$1,731	$2,473	$1,519	$1,613
Loss Per Common Share	$0.00	$0.00	$0.00	$0.00	$0.01	$0.01	$0.01	$0.00

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

NioCorp Developments Ltd.

Centennial, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NioCorp Developments Ltd. (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has an accumulated deficit. In addition, the COVID-19 pandemic could have a material adverse impact on the Company’s results of operations, cash flows and liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Spokane, Washington

September 16, 2020

NioCorp Developments Ltd.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data)

		As of June 30,
	Note	2020	2019
ASSETS
Current
Cash		$307	$357
Prepaid expenses and other		31	71
Total current assets		338	428
Non-current
Deposits		35	35
Investment in equity securities		7	5
Mineral interests	5	10,617	10,617
Total assets		$10,997	$11,085

LIABILITIES
Current
Accounts payable and accrued liabilities	6	$3,065	$2,941
Related party loan	10	3,818	1,480
Convertible debt, current portion	7	838	800
Notes payable, current portion	8	258	-
Derivative liability, convertible debt	7	33	-
Total current liabilities		8,012	5,221
Non-current
Notes payable, net of current portion	8	344	-
Convertible debt, net of current portion	7	-	1,012
Total liabilities		8,356	6,233
Commitments and contingencies	16
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 235,925,684 at June 30, 2020 and 232,496,215 at June 30, 2019	9	84,476	82,939
Additional paid-in capital		13,206	13,124
Accumulated deficit		(94,686)	(90,685)
Accumulated other comprehensive loss		(355)	(526)
Total shareholder equity		2,641	4,852
Total liabilities and equity		$10,997	$11,085

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data)

		For the year ended June 30,
	Note	2020	2019	2018
Operating expenses
Employee related costs		$1,376	$1,557	$2,133
Professional fees		327	315	661
Exploration expenditures	11	1,201	3,144	2,136
Other operating expenses		528	1,420	1,105
Total operating expenses		3,432	6,436	6,035

Change in financial instrument fair value	7	38	630	1,902
Foreign exchange loss (gain)		179	(3)	174
Interest expense		354	266	375
(Gain) loss on equity securities		(2)	7	11
Loss before income taxes		4,001	7,336	8,497
Income tax benefit	14	-	-	-
Net loss		$4,001	$7,336	$8,497

Other comprehensive loss:
Net loss		$4,001	$7,336	$8,497
Other comprehensive (gain) loss:
Reporting currency translation		(171)	6	(86)
Total comprehensive loss		$3,830	$7,342	$8,411

Loss per common share, basic and diluted		$0.02	$0.03	$0.04

Weighted average common shares outstanding		234,610,126	223,160,189	207,255,111

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

	For the year ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(4,001)	$(7,336)	$(8,497)
Adjustments for:
Depreciation	-	-	6
Change in financial instrument fair value	38	630	1,902
Unrealized (gain) loss on equity securities	(2)	7	11
Accretion of convertible debt	-	44	165
Foreign exchange (gain) loss	144	23	170
Write-off of deferred costs	-	474	-
Share-based compensation	153	604	1,296
	(3,668)	(5,554)	(4,947)
Change in non-cash working capital items:
Receivables	-	-	7
Prepaid expenses	40	(53)	129
Accounts payable and accrued liabilities	579	1,252	(1,284)
Net cash used in operating activities	(3,049)	(4,355)	(6,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	-	-	15
Net cash provided by investing activities	-	-	15

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	470	3,794	1,545
Share issue costs	-	(134)	(189)
Issuance of convertible debt	-	1,000	4,500
Related party debt draws	2,338	-	305
Long term debt funding	196	-	-
Deferred financing costs	-	-	(474)
Net cash provided by financing activities	3,004	4,660	5,687
Exchange rate effect on cash, cash equivalents and restricted cash	(5)	(21)	(37)
Change in cash, cash equivalents and restricted cash during period	(50)	284	(430)
Cash, cash equivalents and restricted cash, beginning of period	357	73	503

Cash, cash equivalents and restricted cash, end of period	$307	$357	$73

Supplemental cash flow information:
Amounts paid for interest	$64	$129	$240
Amounts paid for income taxes	-	-	-
Non-cash financing transaction:
Lind conversions	$980	$4,582	$5,130
Debt to equity conversion	-	-	207
Accounts payable to note conversion	406	-	-

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total
Balance, July 1, 2017	198,776,337	$68,029	$10,320	$(74,852)	$(606)	$2,891
Exercise of options	10,091	7	(2)	-	-	5
Fair value of broker warrants granted	-	-	41	-	-	41
Fair value of Lind Warrants granted	-	-	724	-	-	724
Private placement – July 2017	2,962,500	1,540	-	-	-	1,540
Private placement – September 2017	415,747	207	-	-	-	207
Debt conversions	11,240,697	5,130	-	-	-	5,130
Share issuance costs	-	(230)	-	-	-	(230)
Share-based payments	-	-	1,296	-	-	1,296
Reporting currency presentation	-	-	-	-	86	86
Loss for the year	-	-	-	(8,497)	-	(8,497)
Balance, June 30, 2018	213,405,372	$74,683	$12,379	$(83,349)	$(520)	$3,193
Exercise of warrants	115,000	64	-	-	-	64
Exercise of options	16,203	15	(15)	-	-	-
Fair value of Lind Warrants granted	-	-	156	-	-	156
Private placement – September 2018	4,975,158	2,412	-	-	-	2,412
Private placement – April 2019	2,957,164	1,317	-	-	-	1,317
Debt conversions	11,027,318	4,582	-	-	-	4,582
Share issuance costs	-	(134)	-	-	-	(134)
Share-based payments	-	-	604	-	-	604
Reporting currency presentation	-	-	-	-	(6)	(6)
Loss for the year	-	-	-	(7,336)	-	(7,336)
Balance, June 30, 2019	232,496,215	$82,939	$13,124	$(90,685)	$(526)	$4,852
Exercise of warrants	664,549	338	-	-	-	338
Exercise of options	320,500	219	(71)	-	-	148
Debt conversions	2,444,420	980	-	-	-	980
Share-based payments	-	-	153	-	-	153
Reporting currency presentation	-	-	-	-	171	171
Loss for the year	-	-	-	(4,001)	-	(4,001)
Balance, June 30, 2020	235,925,684	$84,476	$13,206	$(94,686)	$(355)	$2,641

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

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

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project. These matters raised substantial doubt about the Company's ability to continue as a going concern, and the Company is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors.

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

	Country of incorporation	Ownership at June 30,
		2020	2019
0896800 BC Ltd.	Canada	100%	100%
Elk Creek Resources Corp. (“ECRC”)	USA	100%	100%

b)	Use of Estimates

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

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

b)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

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

Translation to reporting currency

The results and financial position of entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:

●	Assets and liabilities for each statement of financial position presented are translated at the closing rate at the end of the reporting date.
●	Income and expenses for each statement of income are translated at average exchange rates, unless this average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the rate on the dates of the transactions.
●	All resulting exchange differences are recognized in other comprehensive income.

d)	Mineral Properties

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash consideration and the fair market value of common shares issued as consideration. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under the United States Securities and Exchange Commission (“SEC”) Industry Guide 7, development costs related to such reserves and incurred after such determination will be considered for capitalization. The establishment of proven and probable reserves is based on results of feasibility studies, which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future are written off.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

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

e)	Long Lived Assets

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

f)	Financial Instruments

The Company’s financial instruments consist of cash, receivables, equity securities, accounts payable and accrued liabilities, convertible debt and the related party loan. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these instruments approximate their carrying value unless otherwise noted.

g)	Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents, The Company holds investments or maintains available cash primarily in two commercial banks located in Vancouver, British Columbia and Santa Clara, California. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

h)	Asset Retirement Obligation

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration and evaluation activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense and has accrued $48 related to estimated obligations as of June 30, 2020 (2019 - $83).

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

i)	Income Taxes

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

j)	Basic and Diluted Per Share Disclosure

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

k)	Stock Based Compensation

The Company grants stock options to directors, officers, and employees. Option terms and vesting conditions are at the discretion of the Board of Directors. The option exercise price is equal to the closing market price on the Toronto Stock Exchange on the day preceding the date of grant.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company recognizes forfeitures as they occur.

l)	Recent Accounting Standards

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

Issued and Not Effective

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurements (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This update modifies the disclosure requirements on fair value measurements in Topic 820 and eliminates ‘at a minimum’ from the phrase ‘an entity shall disclose at a minimum’ to promote the appropriate exercise of discretion by entities when considering fair value disclosures and to clarify that materiality is an appropriate consideration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company believes that adoption of this guidance will not have a material impact on its consolidated financial statements.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4.	GOING CONCERN ISSUES

The Company incurred a loss of $4,001 for the year ended June 30, 2020 (2019 - $7,336 and 2018 - $8,497) and had a working capital deficit and accumulated deficit of $7,674 and $94,686, respectively, as of June 30, 2020. These factors indicate the existence of a material uncertainty that raises substantial doubt about the Company's ability to continue as a going concern.

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

Since March 2020, several measures have been implemented in the United States, Canada, and the rest of the world in response to the increased impact from the novel coronavirus (“COVID-19”). While the impact of COVID-19 is expected to be temporary, the current circumstances are dynamic and the impact on our business operations cannot be reasonably estimated at this time. The continued spread of COVID-19 has resulted in business travel restrictions and other capital market disruptions. More specifically, during fiscal 2020, travel restrictions have negatively affected the ability of potential investors to conduct their due diligence and has delayed our ability to obtain future financing. We believe this could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year.

5.	MINERAL INTERESTS

During the year ended June 30, 2011, the Company completed the acquisition of the Elk Creek property through a share exchange agreement with 0859404 BC Ltd, a Canadian company, which owned all the issued and outstanding shares of Elk Creek Resources Corp. ("Elk Creek"). The Company issued 18,990,539 Common Shares to acquire all of the issued and outstanding shares of 0859404 BC Ltd. and issued 1,034,348 Common Shares as a finder’s fee with respect to the acquisition. The transaction did not meet the definition of a business acquisition, as set forth in ASC 805, and therefore was accounted for as a purchase of assets. The acquisition price was based on the market value of the Company’s Common Shares on the closing date and total consideration given was C$13,246, including associated deferred tax impacts of C$4,736.

The property interests of Elk Creek consist of a number of prepaid mineral exploration option to purchase agreements and include a pre-determined buyout for permanent ownership of the mineral and/or surface rights. Terms of the agreements require no further significant payments, and the Company may negotiate lease extensions or elect to purchase the mineral and/or surface rights any time. Agreements that allow for the purchase of mineral rights contain provisions whereby the landowners would retain a 2% net smelter return.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of June 30,
	Note	2020	2019
Accounts payable, trade		$2,460	$2,578
Interest payable to related party	10	450	165
Other accruals		155	198
Total accounts payable and accrued liabilities		$3,065	$2,941

7.	CONVERTIBLE DEBT

	As of June 30,
	2020	2019
Current Portion:
Convertible notes	$800	$800
Convertible security	38	-
Total current portion	$838	$800
Noncurrent Portion:
Convertible security	$-	$1,102

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

Convertible Notes

The Company completed a non-brokered private placement of unsecured convertible promissory notes (the “Notes”), for gross proceeds of $800 (the “Private Placement”) in October 2015. The Notes bear interest at a rate of 8%, payable quarterly in arrears, are non-transferable and have a term of three years from the date of issue. Principal under the Notes is convertible by lenders at any time into, and payable by the Company in, Common Shares of the Company at a conversion price of C$0.97 per Common Share, calculated on conversion or repayment using the then-current Bank of Canada noon exchange rate. Accrued but unpaid interest on the Notes will be convertible by the lender into, and payable by the Company in, Common Shares at a price per Common Share equal to the most recent closing price of the Company’s Common Shares prior to the delivery to the Company of a request to convert interest, or the due date of interest, as applicable, calculated using the then-current Bank of Canada noon exchange rate. Interest, when due, is payable either in cash or Common Shares, at the election of the Company. Effective October 10, 2018, the due date for the Convertible Notes was extended for one year to October 14, 2019, and effective October 10, 2019, the due date was extended for one year to October 14, 2020. All other terms and conditions remained unchanged.

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

Changes in the Notes balance are comprised of the following:

Convertible Notes
Balance, July 1, 2018	$756
Accreted interest, net of interest paid	44
Balance, June 30, 2019	800
Accreted interest, net of interest paid	-
Balance, June 30, 2020	$800

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Balance, July 1, 2018	$8
Change in fair value of derivative liability	(8)
Balance, June 30, 2019	-
Change in fair value of derivative liability	33
Balance, June 30, 2020	$33

Lind Partners Convertible Security Funding

Convertible Security
Balance, July 1, 2018	$4,106
Additional debt drawdowns	1,000
Conversions, at fair value	(4,582)
Change in fair market value	488
Balance, June 30, 2019	1,012
Conversions, at fair value	(980)
Change in fair market value	6
Balance, June 30, 2020	$38

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

On December 22, 2015, the Company closed a definitive convertible security funding agreement (the "Lind Agreement") with Lind Asset Management IV, LLC (“Lind”). The Lind Agreement includes a $4,500 principal amount, 10% secured convertible security (the “Convertible Security”) and 3,125,000 transferable Common Share purchase warrants (the “Lind Warrants”). The Convertible Security had a term of two years from its date of issuance, and interest was prepaid and added to its principal amount; accordingly, the initial face value of the Convertible Security was $5,400, and the yield of the Convertible Security (if held, unconverted, to maturity) was 10% per annum, or $900. Each Lind Warrant had a term of three years from its date of issuance and entitled the holder to purchase one additional Common Share (a “Lind Warrant Share”) at a price of C$0.72 on or before December 22, 2018. Lind could increase the funding under the Convertible Security by an additional $1,000 during its two-year term. Further, provided certain conditions are met, the Company had the right to call an additional $1,000 under the funding agreement (a “First Tranche Increase”). The Agreement also provides for the issuance of a second Convertible Security on mutual agreement of the Company and Lind, in which Lind would fund up to another US$6.0 million (the “Second Tranche”), which can also be increased by US$1.0 million.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

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

					Black Scholes Pricing Model Inputs
Funding Date	Face Value[1]	Warrants Issued[2]	Issue Price[3]	Warrant Expiry Date	Risk-free Rate	Yield	Volatility	Expected Life
July 9, 2018	$ 1,200	1,035,319	C$0.77	July 9, 2021	2.0%	0%	58.3%	3 years

[1]	Includes implied interest.
[2]	The value of Warrants issued totaled $156, which was expensed to Change in Financial Instrument Fair Value.
[3]	The price to convert one Warrant into one common share of the Company (“Common Share”).

The Lind Agreement contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding $2,000, and which have not been satisfied on time or within 90 days of invoice or have become prematurely payable as a result of its default or breach. The Company was in compliance with these covenants as of June 30, 2020.

8.	NOTES PAYABLE

	As of June 30,
	2020	2019
Current Portion:
Vendor note	$166	$-
SBA loan	92	-
Total current portion	$258	$-
Noncurrent Portion:
Vendor note	$240	$-
SBA Loan	104	-
Total noncurrent portion	$344	$-

Vendor Note

On April 13, 2020, the Company entered into an agreement with a vendor to convert amounts due for services performed to a 28-month note payable at a stated interest rate of 3%. The Company is obligated to make commercially reasonable efforts to make all payments under the payment plan in a timely manner, and any payment not made on or prior to the due date shall bear interest at an increased annual rate of 5% simple interest until paid.

SBA Loan

On April 17, 2020, ECRC received a U.S. Small Business Administration Loan (the “SBA Loan”) from American National Bank, pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the amount of $196. The application for these funds required the Company in good faith to certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business.

Under the terms of the SBA Loan, the Company may be eligible for full or partial loan forgiveness. The unforgiven portion of the SBA Loan is payable over two years at an annual interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will be eligible for forgiveness of the loan, in whole or in part.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

9.	COMMON STOCK

a)	Issuances

Fiscal Year 2019 Issuances

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

Fiscal Year 2018 Issuances

On July 26, 2017, the Company closed a brokered private placement (the “July 2017 Private Placement”) of units (“Units”) of the Company. Under the July 2017 Private Placement, a total of 2,962,500 Units were issued at C$0.65 per Unit, for total gross proceeds to the Company of approximately C$1,926. Each Unit issued under the July 2017 Private Placement consists of one Common Share and one Warrant of the Company. Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.79 until July 26, 2021.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

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

The Board has the exclusive power over the granting, amendment, administration or settlement of any award.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance July 1, 2017	16,605,000	C$0.73
Granted	3,925,000	C$0.47
Exercised	(10,091)	C$0.62
Cancelled/expired	(4,932,500)	C$0.77
Balance June 30, 2018	15,587,409	C$0.65
Granted	4,445,000	C$0.54
Exercised	(16,203)	C$0.47
Cancelled/expired	(566,297)	C$0.79
Balance June 30, 2019	19,449,909	C$0.62
Exercised	(320,500)	C$0.62
Balance June 30, 2020	19,129,409	C$0.62

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

The following table summarizes the information and assumptions used to determine option costs:

	Year ended June 30,
	2020	2019	2018
Fair value per option granted during the period (C$)	-	$0.21	$0.16
Risk-free interest rate	-	2.02%	1.59%
Expected dividend yield	-	0%	0%
Expected stock price volatility (historical basis)	-	57.0%	47.9%
Expected option life in years	-	3.0	3.0

The following table summarizes information about stock options outstanding at June 30, 2020:

Exercise Price	Expiry Date	Number Outstanding	Aggregate Intrinsic Value	Number Exercisable	Aggregate Intrinsic Value
C$0.62	January 19, 2021	4,944,409	C$939	4,944,409	C$939
C$0.94	July 21, 2021	540,000	-	540,000	-
C$0.76	March 6, 2022	5,400,000	270	5,400,000	270
C$0.47	November 9, 2022	3,800,000	1,292	3,800,000	1,292
C$0.54	November 15, 2023	4,445,000	1,200	4,445,000	1,200
Balance June 30, 2020		19,129,409	C$3,701	19,129,409	C$3,701

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$0.81 as of June 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2020, was 18,589,409. The total intrinsic value of options exercised during the year ended June 30, 2020 was C$54.

As of June 30, 2020, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted.

c)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted Average Exercise Price
Balance July 1, 2017	20,609,086	C$0.79
Granted:
Lind Warrants	4,884,462	C$0.69
July 2017 Private Placements	2,962,500	C$0.79
Broker Warrants: July 2017 Private Placement	192,562	C$0.79
Balance June 30, 2018	28,648,610	C$0.77
Granted:
Lind Warrants	1,035,319	C$0.77
September 2018 Private Placement	2,487,577	C$0.75
April 2019 Private Placement	1,478,580	C$0.72
Exercised	(115,000)	C$0.75
Expired	(12,160,285)	C$0.74
Balance June 30, 2019	21,374,801	C$0.78
Exercised	(664,549)	C$0.69
Expired	(8,333,801)	C$0.86
Balance June 30, 2020	12,376,451	C$0.74

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

At June 30, 2020, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price	Expiry Date
260,483	C$0.73	August 15, 2020
1,379,428	C$0.75	September 14, 2020
283,413	C$0.66	September 28, 2020
628,785	C$0.75	September 28, 2020
308,901	C$0.62	October 31, 2020
169,947	C$0.54	December 6, 2020
1,546,882	C$0.72	January 30, 2021
529,344	C$0.70	February 5, 2021
541,435	C$0.69	February 7, 2021
1,058,872	C$0.72	April 5, 2021
833,330	C$0.72	April 29, 2020
645,250	C$0.72	May 9, 2020
1,035,319	C$0.77	July 9, 2021
3,155,062	C$0.79	July 26, 2021
12,376,451

10.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Original Smith Loan”), that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”) and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. The principal amount outstanding under the Original Smith Loan is $1,000. On June 10, 2020, Mr. Smith agreed to extend the maturity date of the Original Smith Loan to December 15, 2020.

The Company also has a non-revolving credit facility agreement (the “Smith Credit Agreement”) with an original amount of $2,000 with Mr. Smith. The Smith Credit Agreement bears an interest rate of 10% and drawdowns from the Smith Credit Agreement are subject to a 2.5% establishment fee. Amounts outstanding under the Smith Credit Agreement are secured by all of the Company’s assets pursuant to the General Security Agreement. The Smith Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature.

On January 17, 2020, the Company entered into an amending agreement to the Smith Credit Agreement, increasing the limit of the non-revolving credit facility to $2,500 from the previous limit of $2,000. On April 3, 2020, the Smith Credit Agreement was amended to increase the limit of the non-revolving credit facility to $3,000 and on June 10, 2020, the Smith Credit Agreement was amended to increase the limit of the non-revolving credit facility to $3,500 and the maturity date for loans made under the Smith Credit Agreement was extended to December 15, 2020.

As of June 30, 2020, the principal amount outstanding under the Smith Credit Agreement was $2,818.

Accounts payable and accrued liabilities as of June 30, 2020, include accrued interest of $450 and origination fees of $58 payable to Mr. Smith under the Original Smith Loan and the Smith Credit Agreement.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

11.	EXPLORATION EXPENDITURES

	For the year ended June 30,
	2020	2019	2018
Feasibility study and engineering	$40	$2,403	$1,105
Field management and other	985	577	671
Metallurgical	176	164	264
Geologists and field staff	-	-	96
Total	$1,201	$3,144	$2,136

12.	LEASES

The Company has three operating leases with an average remaining life of 17 months as of June 30, 2020. The Company incurred lease costs of $114 and $134 for the years ended June 30, 2020 and 2019, respectively. The calculated right of use assets and lease liabilities were de minimis.

13.	DEFERRED FINANCING COSTS

During the year ended June 30, 2019, the Company issued an updated feasibility study report on the Elk Creek Project. Due to the nature of changes in the underground mining portion of the technical study, the Company elected to expense deferred legal and other professional fees associated with obtaining project debt financing for the Elk Creek Project and a total of $714 was included in other operating expenses for the year ended June 30, 2019. Future financing-related fees will continue to be expensed until a definitive agreement has been approved by the Board.

14.	INCOME TAXES

Domestic and foreign components of loss before income taxes for the years ended June 30, 2020, 2019 and 2018 are as follows:

	For the year ended June 30,
	2020	2019	2018
Canada	$2,473	$3,622	$5,667
United States	1,528	3,714	2,830
Total	$4,001	$7,336	$8,497

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

The following table is a reconciliation of income taxes at statutory rates:

	For the year ended June 30,
	2020	2019	2018
Loss before income taxes	$4,001	$7,336	$8,497
Combined federal and provincial statutory income tax rate	27%	27%	27%
Income tax benefit at statutory tax rates	1,080	1,981	2,294
Foreign rate differential	(30)	(71)	(49)
Warrant expense	-	(42)	(195)
Share based compensation	(41)	(163)	(350)
Change in estimates related to prior years	(4)	211	218
Effect of legislative changes	-	-	(3,591)
Change in valuation allowance	(946)	(1,821)	2,051
Other	(59)	(95)	(378)
Income tax benefit	$-	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes are as follows:

	As of June 30,
	2020	2019
Deferred tax assets
Mineral interest	$8,393	$8,093
Net operating losses available for future periods	6,899	6,209
Other	102	146
Total deferred tax assets	15,394	14,448
Valuation allowance	(15,394)	(14,448)
Net deferred tax assets	$-	$-

Changes in the valuation allowance are as follows:

	For the year ended June 30,
	2020	2019
Valuation allowance, beginning of year	$(14,448)	$(12,627)
Current year additions	(946)	(1,821)
Valuation allowance, end of year	$(15,394)	$(14,448)

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $15,394 at June 30, 2020 relates mainly to net operating loss carryforwards in Canada and mineral interest due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not.

The Company had the following cumulative net operating losses for Canadian and U.S. income tax purposes and these carryforwards will generally expire between 2026 and 2040. As a result of the U.S. Tax Act, U.S. tax losses incurred for tax years commencing in 2018 have no expiration.

	As of June 30,
Jurisdiction	2020	2019
Canada	$23,258	$21,794
United States	1,695	1,405
Total	$24,953	$23,199

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

The Company had no unrecognized tax benefits as of June 30, 2020 or 2019. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction and Canada. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

In addition to the PPP loan previously discussed, the CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Management believes these provisions of the CARES Act will have no material impacts or benefits on our business.

15.	Fair Value Measurements

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

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at June 30, 2020 and 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and included situations where there is little, if any, market activity for the instrument:

	As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$307	$307	$-	$-
Investment in equity securities	7	7	-	-
Total	$314	$314	$-	$-
Liabilities:
Convertible debt	$38	$-	$-	$38
Derivative liability, convertible debt	33	-	-	33
Total	$71	$-	$-	$71

	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$357	$357	$-	$-
Investment in equity securities	5	5	-	-
Total	$362	$362	$-	$-
Liabilities:
Convertible debt	$1,012	$-	$-	$1,012
Derivative liability, convertible debt	-	-	-	-
Total	$1,012	$-	$-	$1,012

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars, except share data)

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

The derivative liability was valued using a Black-Scholes pricing model with the following inputs:

	2020	2019
Risk-free interest rate	1.25%	1.25%
Expected dividend yield	0%	0%
Expected stock price volatility	53.55%	50.27%
Expected option life in years	0.25	0.25

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

	As of June 30,
	2020	2019	2018
Beginning balance	$1,012	$4,114	$3,547
Convertible securities closings	-	1,000	4,500
Conversions to equity	(980)	(4,582)	(5,130)
Realized and unrealized losses	39	480	1,197
Ending balance	$71	$1,012	$4,114

16.	COMMITMENTS AND CONTINGENCIES

NioCorp has the following land, office, facility and equipment lease commitments in place as of June 30, 2020:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$5,937	$5,588	$349	$-	$-
Operating leases	155	73	38	13	31
Total contractual obligations	$6,092	$5,661	$387	$13	$31

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2020.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of June 30, 2019, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

(1)	The Consolidated Financial Statements, together with the reports thereon of BDO USA, LLP dated September 16, 2020 are included as part of Item 8, “Financial Statements and Supplementary Data,” commencing on page 48 above.

(a)	Exhibits

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.8(6)	Agency Agreement, dated July 26, 2017, between the Company and Mackie
4.9(6)	Form of Subscription Agreement in respect of units of the Company issued in July 2017
4.10(6)	Non-Transferable Broker Warrant Certificate, dated July 26, 2017, in respect of non-transferable broker warrants issued to Mackie
4.11(6)	Warrant Indenture, dated July 26, 2017, between the Company and Computershare Trust Company of Canada
4.21(10)	Convertible Security Funding Agreement, dated June 27, 2018, between the Company and Lind
4.22(10)	Form of Warrant Certificate in respect of warrants issued to Lind (included in Exhibit 4.21)
4.23(11)	Form of Subscription Agreement in respect of units of the Company issued in September 2018
4.24(11)	Warrant Indenture, dated September 14, 2018, between the Company and Computershare Trust Company of Canada
4.25(12)	Form of Subscription Agreement in respect of units of the Company issued in April 2019
4.26(17)	Description of Securities
10.1#(8)	NioCorp Developments Ltd. Long Term Incentive Plan, effective as of November 9, 2017
10.2#(1)	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC
10.3	Amendment to Contract, dated September 1, 2019, between the Company and KMSmith, LLC
10.4	Contract Assignment and Novation Agreement, dated as of August 31, 2020, among the Company, KMSmith, LLC and 76 Resources, Inc.
10.5(2)**	Offtake Agreement, dated June 13, 2006, between the Company and CMC Cometals, a division of Commercial Metals Company
10.6(7)	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.7**, ***	Beethe008 Extension to Option to Purchase, dated April 29, 2020, among ECRC and Beverly J. Beethe
10.8**, ***	Woltemath 003J Amended and Restated Option to Purchase, dated January 4, 2017, among ECRC and Victor L. and Juanita E. Woltemath
10.9**, ***	Woltemath 003J Extension to Option to Purchase, dated December 23, 2019, among ECRC and Victor L. and Juanita E. Woltemath

10.10(3)	Smith Credit Agreement
10.11(4)	Amending Agreement to Smith Credit Agreement, dated March 20, 2017, between the Company and Mark Smith
10.12(9)	Amending Agreement to Smith Credit Agreement, dated April 6, 2018, between the Company and Mark Smith
10.13(13)	Amending Agreement to Smith Credit Agreement, dated May 31, 2019, between the Company and Mark Smith
10.14(14)	Amending Agreement to Smith Credit Agreement, dated January 17, 2020, between the Company and Mark Smith
10.15(15)	Amending Agreement to Smith Credit Agreement, dated April 3, 2020, between the Company and Mark Smith
10.16(16)	Amending Agreement to Smith Credit Agreement, dated June 10, 2020, between the Company and Mark Smith
10.17(7)	Original Smith Loan
10.18(4)	Amending Agreement to Original Smith Loan, dated March 20, 2017, between the Company and Mark Smith
10.19(9)	Amending Agreement to Original Smith Loan, dated April 6, 2018, between the Company and Mark Smith
10.20(13)	Amending Agreement to Original Smith Loan, dated May 31, 2019, between the Company and Mark Smith
10.21(16)	Amending Agreement to Original Smith Loan, dated June 10, 2020, between the Company and Mark Smith
10.22(5)	Security Agreement, dated June 17, 2015, from the Company to Mark Smith
10.23	Loan Agreement under the SBA Paycheck Protection Program dated April 17, 2020 between ECRC and American National Bank
10.24	Promissory Note under the SBA Paycheck Protection Program dated April 17, 2020 between ECRC and American National Bank
21.1(1)	Subsidiaries of NioCorp Developments Ltd.
23.1	Consent of BDO USA.
23.2	Consent of Mr. Glen Kuntz, P. Geo, Consulting Specialist – Geology/Mining, Nordmin Engineering Ltd.
23.3	Consent of Mr. Jean-Francois St-Onge, P.Eng, Associate Consulting Specialist – Mining, Optimize Group Inc. , subcontractor to Nordmin Engineering Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(18)	XBRL Instance Document
101.SCH(18)	XBRL Taxonomy Extension – Schema
101.CAL(18)	XBRL Taxonomy Extension – Calculations
101.DEF(18)	XBRL Taxonomy Extension – Definitions
101.LAB(18)	XBRL Taxonomy Extension – Labels
101.PRE(18)	XBRL Taxonomy Extension – Presentations

#	Management compensation plan, arrangement or agreement.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

***	Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-213451) filed with the SEC on September 2, 2016 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 20, 2017 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on March 24, 2017 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-217272) filed with the SEC on April 12, 2017 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on August 1, 2017 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on August 29, 2017 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 13, 2017 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 9, 2018 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on July 2, 2018 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on September 18, 2018 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on May 2, 2019 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 5, 2019 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 17, 2020 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 3, 2020 and incorporated herein by reference

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 10, 2020 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 4, 2019 and incorporated herein by reference.

(18)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2020 and June 30, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2020, 2019 and 2018, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2020, 2019 and 2018, (iv) the Consolidated Statements of Changes in Equity for the years ended June 30, 2020, 2019 and 2018, (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/ Neal Shah
Neal Shah Chief Financial Officer

September 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 16, 2020.

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