Form 10-Q
period 2020-09-30
NIOCORP DEVELOPMENTS LTD
filed 2020-11-06
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 239,044,216 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	September 30, 2020	June 30, 2020
ASSETS
Current
Cash		$542	$307
Prepaid expenses and other		59	31
Total current assets		601	338
Non-current
Deposits		35	35
Investment in equity securities		9	7
Right of use assets	10	232	—
Mineral interests		10,617	10,617
Total assets		$11,494	$10,997

LIABILITIES
Current
Accounts payable and accrued liabilities	4	$2,895	$3,065
Related party loan	8	3,818	3,818
Convertible debt, current portion	5	800	838
Notes payable, current portion	6	311	258
Operating lease liability	10	70	—
Derivative liability, convertible debt	5	—	33
Total current liabilities		7,894	8,012
Non-current
Notes payable, net of current portion	6	259	344
Operating lease liability	10	161	—
Total liabilities		8,314	8,356
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 238,667,620 at September 30, 2020 and 235,925,684 at June 30, 2020	7	85,942	84,476
Additional paid-in capital		13,462	13,206
Accumulated deficit		(95,739)	(94,686)
Accumulated other comprehensive loss		(485)	(355)
Total shareholder equity		3,180	2,641
Total liabilities and equity		$11,494	$10,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended September 30,
	Note	2020	2019
Operating expenses
Employee related costs		$319	$354
Professional fees		108	118
Exploration expenditures	9	225	223
Other operating expenses		411	197
Total operating expenses		1,063	892
Change in financial instrument fair value	5	(34)	7
Foreign exchange (gain) loss		(101)	43
Interest expense		127	60
(Gain) loss on equity securities		(2)	3
Loss before income taxes		1,053	1,005
Income tax benefit		—	—
Net loss	3	$1,053	$1,005

Other comprehensive loss:
Net loss		$1,053	$1,005
Other comprehensive loss (gain):
Reporting currency translation		130	(188)
Total comprehensive loss		$1,183	$817

Loss per common share, basic and diluted		$0.00	$0.00

Weighted average common shares outstanding		236,870,066	233,755,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the three months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(1,053)	$(1,005)
Non-cash elements included in net loss:
Change in financial instrument fair value	(34)	7
Unrealized (gain) loss on equity securities	(2)	3
Noncash lease expense	(1)	—
Foreign exchange (gain) loss	(100)	37
Share-based compensation	304	74
	(886)	(884)
Change in working capital items:
Prepaid expenses	(28)	51
Accounts payable and accrued liabilities	(195)	309
Net cash used in operating activities	(1,109)	(524)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	1,381	—
Loan repayments	(33)	—
Related party debt drawdown	—	215
Net cash provided by financing activities	1,348	215
Exchange rate effect on cash and cash equivalents	(4)	(2)
Change in cash and cash equivalents during period	235	(311)
Cash and cash equivalents, beginning of period	307	357
Cash and cash equivalent, end of period	$542	$46

Supplemental cash flow information:
Amounts paid for interest	$19	$16
Amounts paid for income taxes	—	—
Non-cash financing transactions
Lind conversions	$38	$703
Recognition of operating lease liabilities	231	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	For the three months ended September 30, 2020 and 2019
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2019	232,496,215	$82,939	$13,124	$(90,685)	$(526)	$4,852
Debt conversions	1,796,892	702	—	—	—	702
Share-based payments	—	—	(74)	—	—	(74)
Reporting currency presentation	—	—	—	—	188	188
Loss for the period	—	—	—	(1,005)	—	(1,005)
Balance, September 30, 2019	234,293,107	$83,641	$13,050	$(91,690)	$(338)	$4,663

Balance, June 30, 2020	235,925,684	$84,476	$13,206	$(94,686)	$(355)	$2,641
Exercise of options	209,117	78	(48)	—	—	30
Exercise of warrants	2,468,521	1,351	—	—	—	1,351
Debt conversions	64,298	38	—	—	—	38
Share issuance costs	—	(1)	—	—	—	(1)
Share-based payments	—	—	304	—	—	304
Reporting currency presentation	—	—	—	—	(130)	(130)
Loss for the period	—	—	—	(1,053)	—	(1,053)
Balance, September 30, 2020	238,667,620	$85,942	$13,462	$(95,739)	$(485)	$3,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2020.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at September 30, 2020, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2020. The interim results are not necessarily indicative of results for the full year ending June 30, 2021, or future operating periods.

b)	Recent Accounting Standards

Issued and Adopted

On July 1, 2020, NioCorp adopted Accounting Standards Update 2018-13 - Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update modifies the disclosure requirements on fair value measurements in Topic 820 and eliminates ‘at a minimum’ from the phrase ‘an entity shall disclose at a minimum’ to promote the appropriate exercise of discretion by entities when considering fair value disclosures and to clarify that materiality is an appropriate consideration. The adoption of this standard had no impact on the consolidated financial statements.

Issued and Not Effective

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

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

The Company incurred a loss of $1,053 for the three months ended September 30, 2020 (2019 - $1,005) and had a working capital deficit and an accumulated deficit of $7,293 and $95,739, respectively, as of September 30, 2020. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures, which have historically averaged $700 to $850 per quarter, is dependent on management’s ability to secure additional financing. Management is actively pursuing such additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. These consolidated financial statements do not give effect to any adjustments required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Since March 2020, several measures have been implemented in the United States, Canada, and the rest of the world in response to the increased impact from the novel coronavirus (“COVID-19”) pandemic. While the impact of the COVID-19 pandemic is expected to be temporary, the current circumstances are dynamic and the impact on our business operations cannot be reasonably estimated at this time. The continued spread of COVID-19 has resulted in business travel restrictions and other capital market disruptions, and this has had an impact on the following: our ability to obtain financing; development plans; results of operations; financial position; and cash flows during the current fiscal year.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of
	Note	September 30, 2020	June 30, 2020
Accounts payable, trade		$2,212	$2,460
Interest payable to related party	8	557	450
Other accruals		126	155
Total accounts payable and accrued liabilities		$2,895	$3,065

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

5.	CONVERTIBLE DEBT

	As of
	September 30, 2020	June 30, 2020
Convertible notes, current portion	$800	$800
Convertible security, current portion	—	38
Total convertible Debt	$800	$838

Convertible Security Funding

On July 9, 2020, Lind Asset Management IV, LLC, the holder of the convertible security, converted the remaining balance thereunder of $38 into 64,298 Common Shares.

Convertible Notes

The changes in the derivative liability related to the conversion feature are as follows:

Derivative Liability
Balance, June 30, 2020	$33
Change in fair value of derivative liability	(33)
Balance, September 30, 2020	$—

Effective October 12, 2020, the maturity date for $750 of the Company’s outstanding convertible promissory notes was extended for one year to October 14, 2021. In addition, the amended agreement provides that the Company may repay all or any of the amount of outstanding Principal and any accrued but unpaid interest, with 14 days advance written notice (the “Notice”), as follows:

●	with respect to the outstanding principal and any accrued but unpaid interest, in cash, using the Bank of Canada daily US$-C$ exchange rate on the date of the Notice; or

●	with respect to the outstanding principal only, provided that the volume weighted average trading price of the Common Shares is C$0.97 or greater for a period of ten (10) consecutive trading days prior to the date of the Notice, and subject to Toronto Stock Exchange approval, by converting all or any portion of the outstanding principal into Common Shares at a conversion rate of C$0.97 per Common Share, using the Bank of Canada daily US$-C$ exchange rate on the date of the Notice.

All other terms and conditions remained unchanged.

$50 of the Company’s convertible promissory notes was not extended under the agreement above and was converted into 67,695 Common Shares on October 14, 2020.

6.	NOTES PAYABLE

	As of
	September 30, 2020	June 30, 2020
Current Portion:
Vendor note	$184	$166
SBA loan	127	92
Total current portion	$311	$258
Noncurrent Portion:
Vendor note	$189	$240
SBA Loan	70	104
Total noncurrent portion	$259	$344

SBA Loan

On April 17, 2020, ECRC received a U.S. Small Business Administration Loan (the “SBA Loan”) from American National Bank, pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the amount of $196. Under the terms of the SBA Loan, the Company may be eligible for full or partial loan forgiveness. The unforgiven portion of the SBA Loan is payable over two years at an annual interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP, and while the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will be eligible for forgiveness of the loan, in whole or in part.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

7.	COMMON STOCK

a)	Stock Options

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2020	19,129,409	$0.62
Issued	1,300,000	0.84
Exercised	(209,117)	0.49
Cancelled/expired	(165,883)	0.47
Balance, September 30, 2020	20,054,409	$0.64

On September 18, 2020, the Company granted 1,300,000 options at a fair value price of $C0.31 per option, based on a Black-Scholes model utilizing a risk-free rate of 0.29%, stock price volatility of 55.3% and a three-year expected option life.

The following table summarizes information about options to purchase Common Shares (“Options”) outstanding at September 30, 2020:

Exercise Price (C$)	Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
$0.62	January 19, 2021	4,914,409	C$	983	4,914,409	C$	983
$0.94	July 21, 2021	540,000		—	540,000		—
$0.76	March 6, 2022	5,400,000		324	5,400,000		324
$0.47	November 9, 2022	3,455,000		1,209	3,455,000		1,209
$0.84	September 18, 2023	1,300,000		—	1,300,000		—
$0.54	November 15, 2023	4,445,000		1,245	4,445,000		1,245
		20,054,409	C$	3,761	20,054,409	C$	3,761

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$0.82 as of September 30, 2020, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of September 30, 2020, was 18,214,409. As of September 30, 2020, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

b)	Warrants

	Warrants	Weighted Average Exercise Price
Balance June 30, 2020	12,376,451	C$	0.74
Granted	—		—
Exercised	(2,468,521)		0.73
Expired	(388,535)		0.75
Balance, September 30, 2020	9,519,395	C$	0.74

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

At September 30, 2020, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price (C$)		Expiry Date
308,901	C$	0.62	October 31, 2020
1,546,882	C$	0.72	January 30, 2021
529,344	C$	0.70	February 5, 2021
541,435	C$	0.69	February 7, 2021
1,058,872	C$	0.72	April 5, 2021
833,330	C$	0.72	April 29, 2021
645,250	C$	0.72	May 9, 2021
1,035,319	C$	0.77	July 9, 2021
3,020,062	C$	0.79	July 26, 2021
9,519,395

8.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Original Smith Loan”), that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”) and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. The maturity date of the Original Smith Loan is December 15, 2020. As of September 30, 2020, the principal amount outstanding under the Original Smith Loan was $1,000.

The Company also has a non-revolving credit facility agreement (the “Credit Agreement”) with a limit of $3,500 with Mr. Smith. The Credit Agreement bears an interest rate of 10% and drawdowns from the Credit Agreement are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Agreement are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature. The maturity date for loans made under the Credit Agreement is December 15, 2020.

As of September 30, 2020, the principal amount outstanding under the Credit Agreement was $2,818.

Accounts payable and accrued liabilities as of September 30, 2020, include accrued interest of $557 and origination fees of $58 payable to Mr. Smith under the Original Smith Loan and the Credit Agreement.

9.	Exploration Expenditures

	For the Three Months Ended September 30,
	2020	2019
Technical studies and engineering	$—	$17
Field management and other	182	165
Metallurgical development	43	41
Total	$225	$223

10.	Leases

Effective August 1, 2020, the Company entered into a three-year corporate office lease extension and has recognized the corresponding right of use asset and lease liability associated with this lease extension, along with two existing nominal leases, as of September 30, 2020. The Company has applied a discount rate of 16%.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

These three operating leases have an average remaining life of 2.5 years as of September 30, 2020. The Company incurred lease costs of $34 and $27 for the three months ended September 30, 2020 and 2019, respectively.

The maturities of our lease liabilities are as follows at September 30, 2020:

Fiscal Year Lease Maturities
2021	$81
2022	104
2023 and thereafter	111
Total lease payments	296
Less amount of payments representing interest	(65)
Present value of lease payments	$231

11.	Fair Value Measurements

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and June 30, 2020, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$542	$542	$—	$—
Equity securities	9	9	—	—
Total	$551	$551	$—	$—
Liabilities:
Derivative liability, convertible debt	$—	$—	$—	$—
Total	$—	$—	$—	$—

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$307	$307	$—	$—
Equity securities	7	7	—	—
Total	$314	$314	$—	$—
Liabilities:
Convertible debt	$38	$—	$—	$38
Derivative liability, convertible debt	33	—	—	33
Total	$71	$—	$—	$71

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2020	$71
Conversions to equity	(38)
Realized and unrealized losses	(33)
Balance, September 30, 2020	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three months ended September 30, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as well as other factors described elsewhere in this report and the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

National Instrument 43-101 Compliance

Scott Honan, M.Sc., SME-RM, a qualified person as defined by National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), has supervised the preparation of the scientific and technical information that forms the basis for the Elk Creek Project disclosure in this Quarterly Report on Form 10-Q and has approved the disclosure in this Quarterly Report on Form 10-Q related thereto. Mr. Honan is not independent of the Company, as he is the Vice President, Business Development. Additional information on the updated Feasibility Study for the Elk Creek Project (the “2019 Feasibility Study”) is available in our NI 43-101 Technical Report, issued May 29, 2019, which is available under NioCorp’s profile on the Canadian Administrators website at www.sedar.com and on our website at www.niocorp.com/wp-content/uploads/180001_FINAL_43-101_FS_NioCorp_AS_FILED.pdf.

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

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1.07 billion in annual gross revenue and did not have such amount as of June 30, 2020, this being the last day of our most recently completed fiscal year.

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

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Exchange Act. Such sections are described below:

●	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

●	Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A (a) and (b) of the Exchange Act.

COVID-19

In December 2019, COVID-19 was identified in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries, including the United States, continue to take steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long currently enacted measures will remain in place. As a result of the COVID-19 pandemic, the Company continues to curtail corporate travel and project site visitations. Additionally, the Company is following, and will continue to follow, social distancing, health and safety protocol, business-related social gathering restrictions, and other similar guidelines promulgated by both Colorado and Nebraska governmental officials.

On April 17, 2020, ECRC received an SBA Loan from American National Bank, pursuant to the PPP established under the CARES Act, in the amount of $196. Under the terms of the SBA Loan, the Company may be eligible for full or partial loan forgiveness. The unforgiven portion of the SBA Loan is payable over two years at an annual interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP, and while the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will be eligible for forgiveness of the loan, in whole or in part.

The COVID-19 pandemic continues to create uncertainty with regards to overall project funding timelines and has heightened the risk that we may be unable to secure sufficient additional capital, including but not limited to equity and debt offerings, to fund future expenditures or to maintain our liquidity. It is also possible that the COVID-19 pandemic could further adversely affect our business plans, results of operations, financial condition or liquidity in the future. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business plans, results of operations, financial condition or liquidity will ultimately be impacted.

Recent Corporate Events

On July 2, 2020, the Company announced the promotion of Scott Honan to Chief Operating Officer (“COO”) of NioCorp, a new position. Mr. Honan joined the Company in 2014 as NioCorp’s Vice President of Business Development. In addition to his role as NioCorp’s new COO, Mr. Honan will remain President of Elk Creek Resources Corporation, NioCorp’s operating subsidiary.

Elk Creek Project Update

On July 14, 2020, the Company announced that it secured an option-to-purchase agreement on a 164-acre land parcel in Johnson and Pawnee Counties in Nebraska for use in its proposed Elk Creek Project. The five-year agreement completes the process begun in the fourth quarter of 2019, and secures options on all land needed for construction, operations, and planned future expansions as laid out in the Company’s 2019 Elk Creek Feasibility Study. NioCorp’s options to purchase land in southeast Nebraska now cover the known Elk Creek mineral resource and mineral reserve, as well as the strike of the orebody to the northwest and southwest. The Company has no plans to extend any other option-to-purchase agreements or enter into new land option agreements at this time.

Between November 2019 and July 2020, NioCorp has secured nine option-to-purchase agreements or extensions of existing option-to-purchase agreements covering a total of 1,662 acres of land in southeast Nebraska, with expirations occurring between 2022 and 2040. As of September 30, 2020, the Company now holds 13 option-to-purchase agreements covering a total of 2,536 acres in Johnson and Pawnee Counties.

On September 29, 2020, the Company announced that advances by its technical team have uncovered a potential alternative process for extracting niobium from the Elk Creek Project. If further proven to be technologically and economically feasible at scale for the Elk Creek Project, and if incorporated by NioCorp into the Elk Creek Project’s design and construction, the new approach could result in lower up-front capital and operating costs for the Elk Creek Project.

A series of metallurgical tests completed for NioCorp by L3 Process Development (“L3”) of West Jordan, Utah, has established carbonation as a potential alternative metallurgical process for the extraction of niobium from ore that NioCorp expects to mine from the Elk Creek Project site, subject to receipt of necessary funding. Carbonation is a relatively clean, environmentally friendly, and sustainable hydrometallurgical process that can potentially be employed to use and recycle carbon dioxide to extract niobium and other elements from ore in a manner similar to extractions with acids such as hydrochloric or sulphuric acid.

During the small-scale testing conducted by L3 on the same representative Elk Creek ore sample used for metallurgical testing on the Company’s 2019 Feasibility Study, it was established that a single pass of carbonation leaching could extract 11-26% niobium present in the ore. Multiple passes of carbonation leaching could potentially achieve a cumulatively higher extraction of niobium.

L3 and the Company intend to conduct additional carbonation testing at a larger scale to optimize carbonation operating conditions, confirm reaction kinetics, evaluate total potential extraction for niobium and other elements and complete additional mass balances, as funds become available.

The development of the Elk Creek Project will require significant additional capital above what NioCorp has raised to date, and the Company anticipates that any significant work on the Elk Creek Project pursuant to agreements that may be reached with key contractors will be contingent on obtaining sufficient project financing, if and when available.

Other Activities

Our long-term financing efforts continued during the quarter ended September 30, 2020. However, as noted above under “COVID-19,” the COVID-19 pandemic has created uncertainty and continues to impact processes related to the Company’s efforts to obtain project financing. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local permits;

●	Negotiation and completion of engineering, procurement and construction agreements;

●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;

●	Initiation and completion of the final detailed engineering for surface project facilities;

●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;

●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;

●	Initiation of revised mine groundwater investigation and control activities; and

●	Initiation of long-lead equipment procurement activities.

 Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the Three Months Ended September 30,
	2020	2019
Operating expenses:
Employee-related costs	$319	$354
Professional fees	108	118
Exploration expenditures	225	223
Other operating expenses	411	197
Total operating expenses	1,063	892

Change in financial instrument fair value	(34)	7
Foreign exchange (gain) loss	(101)	43
Interest expense	127	60
(Gain) loss on equity securities	(2)	3
Income tax expense	—	—
Net Loss	$1,053	$1,005

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Significant items affecting operating expenses are noted below:

Employee-related costs declined in 2020 as compared to 2019, primarily due to decreased share-based compensation costs, which reflect the timing of Option issuances and the corresponding vesting periods, as well as the number of Options granted and associated fair value calculations.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures and other miscellaneous costs. These costs increased in 2020 as compared to 2019, primarily due to higher board-related share-based compensation costs related to the September 2020 Option grants, which vested at grant date, partially offset by a decrease in finance-related contract costs.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in financial instrument fair value represents non-cash changes in the market value of convertible securities, which are carried at fair value, as well as changes in the market value of the derivative liability component of the Company’s outstanding convertible promissory notes. The period to period fluctuations represent the fair market value adjustments for the derivative liability component of the Company’s outstanding convertible promissory notes, which are based on a Black Scholes valuation model.

Foreign exchange loss (gain) is primarily due to changes in the U.S. dollar against the Canadian dollar and reflects the timing of foreign currency transactions, primarily U.S. dollar-based related party loans, and subsequent changes in exchange rates.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, and the exercise of incentive stock options and share purchase warrants. While the COVID-19 pandemic has created uncertainty with respect to overall project funding timelines, we believe that we will be able to secure additional private placement financings in the future, although we cannot predict the timing, size, or pricing of any such financings. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and the impacts of the COVID-19 pandemic have substantially reduced the number of potential buyers/acquirers of any such interests.

As of September 30, 2020, the Company had cash of $0.5 million and a working capital deficit of $7.3 million, compared to cash of $0.3 million and working capital deficit of $7.7 million on June 30, 2020. The working capital deficit decreased due to the timing of warrant redemptions to support current operations and a continued effort to reduce outstanding accounts payable balances.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $10 million until June 30, 2021. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $250 per month where approximately $220 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $30 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $9.6 million - $10.4 million to continue planned operations for the next twelve months focused on financing, permitting, option-to-purchase agreement exercises and detailed engineering efforts related to the Elk Creek Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $38 until June 30, 2021. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2021, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

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

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2020 disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. The continued spread of COVID-19 has resulted in business travel restrictions and capital market disruptions, and this has had an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

Operating Activities

During the three months ended September 30, 2020, the Company’s operating activities consumed $1.1 million of cash (2019: $0.5 million). The cash used in operating activities for the three months ended September 30, 2020 reflects the Company’s funding of losses of $1.1 million, partially offset by share-based compensation charges, other non-cash transactions and a $0.2 million decrease in accounts payable and accrued liabilities. Overall, operational outflows during the three months ended September 30, 2020 increased from the corresponding period of 2019 due to the continued focus on paying down our outstanding accounts payable. Going forward, the Company’s working capital requirements are expected to increase substantially in connection the development of the Elk Creek Project.

Financing Activities

Financing inflows were $1.3 million during the three months ended September 30, 2020, as compared to $0.2 million during the corresponding period in 2019, primarily reflecting the timing of warrant and option exercises and related party debt drawdowns initiated during the comparative periods.

Cash Flow Considerations

As noted above under “COVID-19,” the COVID-19 pandemic has created uncertainty with respect to overall project funding timelines. The Company has historically relied upon equity financings and, to a lesser degree, debt financings, to satisfy its capital requirements and will continue to depend heavily upon equity capital to finance its activities. The Company may pursue debt financing in the medium term if it is able to procure such financing on terms more favorable than available equity financing; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

The Company has limited financial resources compared to its proposed expenditures, no source of operating income, and no assurance that additional funding will be available to it for current or future projects, although the Company has been successful in the past in financing its activities through the sale of equity securities.

The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, including the impacts of the COVID-19 pandemic on the timing and availability of funding, and its success in developing the Elk Creek Project. Any quoted market for the Common Shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating revenue, cash flows, or earnings, and any depression of the trading price of the Common Shares could impact its ability to obtain equity financing on acceptable terms.

Historically, the Company has used net proceeds from issuances of Common Shares to provide sufficient funds to meet its near-term exploration and development plans and other contractual obligations when due. However, development and construction of the Elk Creek Project will require substantial additional capital resources. This includes near-term funding and, ultimately, funding for Elk Creek Project construction and other costs. See “Liquidity and Capital Resources” above for the Company’s discussion of arrangements related to possible future financings.

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” as of June 30, 2020, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, other than (i) the signing of the three-year corporate office lease extension; (ii) the conversion of the remaining balance under the convertible security held by Lind Asset Management IV, LLC (“Lind”) of $38 into 64,298 Common Shares on July 9, 2020; and (iii) the conversion of $50 of the Company’s convertible promissory notes into 67,695 Common Shares on the maturity date, October 14, 2020. Effective October 14, 2020, the maturity date for the remaining $750 of the Company’s convertible promissory notes was extended for one year to October 14, 2021. All other terms and conditions of the outstanding convertible promissory notes remained unchanged.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies” as of June 30, 2020, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Certain U.S. Federal Income Tax Considerations

The Company has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, under the heading “Risks Related to the Common Shares.”

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 9, 2020, the Company issued 64,298 Common Shares to Lind upon conversion of US$38 of the Second Convertible Security at a conversion price of C$0.70 per share. The Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the total principal and prepaid interest outstanding under the convertible security held by Lind and based upon representations and warranties of Lind in connection therewith.

During the quarter ended September 30, 2020, the Company issued Common Shares upon exercise of outstanding Warrants, as detailed in the table below. The Common Shares were issued pursuant to Section 4(a)(2) of the Securities Act.

Transaction Date	Warrant Issuance Date	Warrant Exercise Price	Warrants Exercised	Common Shares Issued
August 12, 2020	September 14, 2018	C$0.75	15,873	15,873
September 1, 2020	September 14, 2018	C$0.75	5,000	5,000
September 3, 2020	September 28, 2018	C$0.75	10,000	10,000
September 9, 2020	September 28, 2018	C$0.75	15,000	15,000

On October 14, 2020, the Company issued 67,695 Common Shares upon conversion of $50 of the Company’s convertible promissory notes. The Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2020, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension- Schema
101.CAL(2)	XBRL Taxonomy Extension – Calculations
101.DEF(2)	XBRL Taxonomy Extension – Definitions
101.LAB(2)	XBRL Taxonomy Extension – Labels
101.PRE(2)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.

(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2020 and 2019, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months ended September 30, 2020 and 2019, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three Months ended September 30, 2020 and 2019 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: November 6, 2020

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2020