Form 10-Q
period 2020-12-31
NIOCORP DEVELOPMENTS LTD
filed 2021-02-05
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 5, 2021, the registrant had 241,081,316 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	December 31, 2020	June 30, 2020
ASSETS
Current
Cash		$133	$307
Prepaid expenses and other		51	31
Total current assets		184	338
Non-current
Deposits		35	35
Investment in equity securities		9	7
Right of use assets	10	221	—
Mineral interests		10,617	10,617
Total assets		$11,066	$10,997

LIABILITIES
Current
Accounts payable and accrued liabilities	4	$1,408	$3,065
Related party loan	8	3,818	3,818
Convertible debt	5	2,075	838
Notes payable, current portion	6	212	258
Operating lease liability	10	80	—
Derivative liability, convertible debt	5	62	33
Total current liabilities		7,655	8,012
Non-current
Notes payable, net of current portion	6	137	344
Operating lease liability	10	153	—
Total liabilities		7,945	8,356
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 240,110,267 at December 31, 2020 and 235,925,684 at June 30, 2020	7	86,839	84,476
Additional paid-in capital		13,844	13,206
Accumulated deficit		(96,820)	(94,686)
Accumulated other comprehensive loss		(742)	(355)
Total shareholder equity		3,121	2,641
Total liabilities and equity		$11,066	$10,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2020	2019	2020	2019
Operating expenses
Employee related costs		$686	$345	$1,005	$699
Professional fees		85	67	193	185
Exploration expenditures	9	189	454	414	677
Other operating expenses		253	135	664	332
Total operating expenses		1,213	1,001	2,276	1,893
Other income	6	(186)	—	(186)	—
Loss on debt extinguishment	5	163	—	163	—
Change in financial instrument fair value	5	62	81	28	88
Foreign exchange gain		(302)	(79)	(403)	(36)
Interest expense		131	73	258	133
Other (Gain) loss on equity securities		—	—	(2)	3
Loss before income taxes		1,081	1,076	2,134	2,081
Income tax benefit		—	—	—	—
Net loss	3	$1,081	$1,076	$2,134	$2,081

Other comprehensive loss:
Net loss		$1,081	$1,076	$2,134	$2,081
Other comprehensive loss (gain):
Reporting currency translation		257	231	387	43
Total comprehensive loss		$1,338	$1,307	$2,521	$2,124

Loss per common share, basic and diluted		$0.00	$0.00	$0.01	$0.01

Weighted average common shares outstanding		239,060,052	234,738,616	237,965,059	234,247,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the six months ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(2,134)	$(2,081)
Non-cash elements included in net loss:
Change in financial instrument fair value	28	88
Unrealized (gain) loss on equity securities	(2)	3
Accretion of convertible debt	3	—
Noncash lease expense	11	—
Loss on debt extinguishment	163	—
Gain on debt forgiveness	(186)	—
Foreign exchange (gain) loss	(319)	(30)
Share-based compensation	797	117
	(1,639)	(1,903)
Change in working capital items:
Prepaid expenses	(17)	63
Accounts payable and accrued liabilities	(103)	460
Net cash used in operating activities	(1,759)	(1,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	1,636	—
Loan repayments	(67)	—
Related party debt drawdown	—	1,080
Net cash provided by financing activities	1,569	1,080
Exchange rate effect on cash and cash equivalents	16	(1)
Change in cash and cash equivalents during period	(174)	(301)
Cash and cash equivalents, beginning of period	307	357
Cash and cash equivalent, end of period	$133	$56

Supplemental cash flow information:
Amounts paid for interest	$37	$32
Amounts paid for income taxes	—	—
Non-cash financing transactions
Lind conversions	$38	$933
Nordmin conversions	418	—
Recognition of operating lease liabilities	231	—
Loan amounts forgiven	186	—
Accounts payable to convertible debt conversion	1,693	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	For the six months ended December 31, 2020 and 2019
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2019	232,496,215	$82,939	$13,124	$(90,685)	$(526)	$4,852
Debt conversions	2,343,383	933	—	—	—	933
Share-based payments	—	—	117	—	—	117
Reporting currency presentation	—	—	—	—	(43)	(43)
Loss for the period	—	—	—	(2,081)	—	(2,081)
Balance, December 31, 2019	234,839,598	$83,872	$13,241	$(92,766)	$(569)	$3,778

Balance, June 30, 2020	235,925,684	$84,476	$13,206	$(94,686)	$(355)	$2,641
Exercise of options	438,617	244	(103)	—	—	141
Exercise of warrants	2,777,422	1,614	(119)	—	—	1,495
Fair value of warrants granted	—	—	63	—	—	63
Debt conversions	968,544	506	—	—	—	506
Share issuance costs	—	(1)	—	—	—	(1)
Share-based payments	—	—	797	—	—	797
Reporting currency presentation	—	—	—	—	(387)	(387)
Loss for the period	—	—	—	(2,134)	—	(2,134)
Balance, December 31, 2020	240,110,267	$86,839	$13,844	$(96,820)	$(742)	$3,121

	For the three months ended December 31, 2020 and 2019
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2019	234,293,107	$83,641	$13,050	$(91,690)	$(338)	$4,663
Debt conversions	546,491	231	—	—	—	231
Share-based payments	—	—	191	—	—	191
Reporting currency presentation	—	—	—	—	(231)	(231)
Loss for the period	—	—	—	(1,076)	—	(1,076)
Balance, December 31, 2019	234,839,598	$83,872	$13,241	$(92,766)	$(569)	$3,778

Balance, September 30, 2020	238,667,620	$85,942	$13,462	$(95,739)	$(485)	$3,180
Exercise of options	229,500	165	(55)	—	—	110
Exercise of warrants	308,901	263	(119)	—	—	144
Fair value of warrants granted	—	—	63	—	—	63
Debt conversions	904,246	469	—	—	—	469
Share issuance costs	—	—	—	—	—	—
Share-based payments	—	—	493	—	—	493
Reporting currency presentation	—	—	—	—	(257)	(257)
Loss for the period	—	—	—	(1,081)	—	(1,081)
Balance, December 31, 2020	240,110,267	$86,839	13,844	(96,820)	$(742)	$3,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at December 31, 2020, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2020. The interim results are not necessarily indicative of results for the full year ending June 30, 2021, or future operating periods.

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

December 31, 2020

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

The Company incurred a loss of $2,134 for the six months ended December 31, 2020 (2019 - $2,081) and had a working capital deficit and an accumulated deficit of $7,471 and $96,820, respectively, as of December 31, 2020. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not generate any revenue.

The Company’s ability to continue operations and fund its expenditures, which have historically averaged $700 to $850 per quarter, is dependent on management’s ability to secure additional financing. As of December 31, 2020, the Company had cash of $133, which is not sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. Management is actively pursuing additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. The Company has approximately $700 available on its non-revolving credit facility agreement with a related party (refer to Note 8), however, the Company did not have any further funding commitments or arrangements for additional financing as of December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not give effect to any adjustments required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Since March 2020, several measures have been implemented in the United States, Canada, and the rest of the world in response to the increased impact from the novel coronavirus (“COVID-19”) pandemic. While the impact of the COVID-19 pandemic is expected to be temporary, the current circumstances are dynamic and the impact on business operations cannot be reasonably estimated at this time. The continued spread of COVID-19 has resulted in business travel restrictions and other capital market disruptions, and this has had an impact on the following: the Company’s ability to obtain financing and advance development plans; and the Company’s results of operations, financial position, and cash flows during the current fiscal year.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of
	Note	December 31, 2020	June 30, 2020
Accounts payable, trade		$661	$2,460
Interest payable to related party	8	667	450
Other accruals		80	155
Total accounts payable and accrued liabilities		$1,408	$3,065

On December 18, 2020, an accounts payable balance of $1,640 was exchanged for a convertible note as discussed in Note 5.

5.	CONVERTIBLE DEBT

	As of
	December 31, 2020	June 30, 2020
Nordmin convertible note	$1,325	$—
Convertible promissory notes	750	800
Convertible security	—	38
Total convertible debt	$2,075	$838

Nordmin Convertible Note

On December 18, 2020, the Company issued a convertible note in the principal amount of approximately $1,872 (the “Nordmin Note”) and 500,000 warrants (the “Nordmin Warrants”) to Nordmin Engineering Ltd. (“Nordmin”) pursuant to a convertible note and warrant subscription agreement (the “Nordmin Agreement”) under which Nordmin agreed to subscribe for and purchase the Nordmin Note and Nordmin Warrants for a subscription price of approximately $1,804. This amount was set off against the amount owed to Nordmin by NioCorp for past services.

The Nordmin Note will mature on December 18, 2021 and has no stated interest rate, an implied interest rate of 5% per annum and, subject to certain terms and conditions, is convertible into up to 4,500,000 common shares of the Company (“Common Shares”) at a conversion price of 92% of the five-day volume-weighted average price of the Common Shares on the Toronto Stock Exchange at the time of conversion. The Nordmin Note contains restrictions on how much of the principal amount may be converted in any 30-day period. The Nordmin Note also provides the Company with the option to prepay, in whole or in part, any outstanding principal amount thereunder, upon three days’ notice to Nordmin. In addition, Nordmin is entitled to accelerate the maturity of the Nordmin Note and require the Company to prepay the outstanding principal amount upon the occurrence of an event of default and other designated events described in the Nordmin Note.

Subject to certain terms and conditions, each Nordmin Warrant is exercisable into one Common Share at a price of C$0.80 per share until December 18, 2022. The Nordmin Note and the Nordmin Warrants are, and the Common Shares underlying the Nordmin Warrants, will be, as applicable, subject to resale restrictions and are or will be “restricted securities” within the meaning of Rule 144 under the United States Securities Act of 1933.

The Company accounted for this transaction as a debt extinguishment under Accounting Standards Codification 470, Debt. Accordingly, the Company wrote off the value of the existing obligation, calculated the fair value of the Nordmin Note and recorded a loss of $163 on the difference in the consolidated statement of operations. This loss included $63 related to the fair value of the Nordmin Warrants at closing. The fair value of the Nordmin Warrants was estimated based on the Black Scholes pricing model using a risk-free interest rate of 0.32%, an expected dividend yield of 0%, a volatility of 43.16%, and an expected life of 2.0 years.

The Company initially recorded the Nordmin Note at a fair value of $1,740. The remaining initial fair value balance will be accreted up to net face value of the Nordmin Note over the remaining time until maturity using the effective interest method. In addition, transaction costs of $25 were expensed at closing.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Pursuant to the terms of the Nordmin Agreement, on December 18, 2020, the Company issued 836,551 Common Shares to Nordmin upon an initial conversion of $450 in principal amount of the Nordmin Note at a conversion price of C$0.684 per share.

Based on the Company’s closing Common Share price of C$0.81 as of December 31, 2020, conversion of the remaining Nordmin Note balance would require the issuance of 2,428,888 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 30,000 shares.

Convertible Promissory Notes

Effective October 12, 2020, the maturity date for $750 of the Company’s outstanding convertible promissory notes was extended for one year to October 14, 2021. All terms and conditions remained unchanged, except the amended agreement provides that the Company may repay all or any of the amount of outstanding principal and any accrued but unpaid interest, with 14 days’ advance written notice (the “Notice”), as follows:

●	with respect to the outstanding principal and any accrued but unpaid interest, in cash, using the Bank of Canada daily US$-C$ exchange rate on the date of the Notice; or
●	with respect to the outstanding principal only, provided that the volume weighted average trading price of the Common Shares is C$0.97 or greater for a period of ten consecutive trading days prior to the date of the Notice, and subject to Toronto Stock Exchange approval, by converting all or any portion of the outstanding principal into Common Shares at a conversion rate of C$0.97 per Common Share, using the Bank of Canada daily US$-C$ exchange rate on the date of the Notice.

$50 of the Company’s convertible promissory notes was not extended under the agreement above and was converted into 67,695 Common Shares on October 14, 2020.

The changes in the derivative liability related to the conversion feature of the company’s convertible promissory notes are as follows:

Derivative Liability
Balance, June 30, 2020	$33
Change in fair value of derivative liability	29
Balance, December 31, 2020	$62

Convertible Security

On July 9, 2020, Lind Asset Management IV, LLC, the holder of the convertible security, converted the remaining balance thereunder of $38 into 64,298 Common Shares.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

6.	NOTES PAYABLE

	As of
	December 31, 2020	June 30, 2020
Current Portion:
Vendor note	$202	$166
SBA loan	10	92
Total current portion	$212	$258
Noncurrent Portion:
Vendor note	$137	$240
SBA Loan	—	104
Total noncurrent portion	$137	$344

SBA Loan

On April 17, 2020, the NioCorp’s subsidiary, Elk Creek Resources Corp., received a U.S. Small Business Administration Loan (the “SBA Loan”) from American National Bank, pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act, commonly referred to as the CARES Act, in the amount of $196. Under the terms of the SBA Loan, the Company may be eligible for full or partial loan forgiveness. The unforgiven portion of the SBA Loan is payable over two years at an annual interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP.

On October 27, 2020, the Company applied for loan forgiveness of $186, comprising the initial SBA Loan balance less $10 representing an Economic Injury Disaster Loan Advance grant (the “EIDL advance”) received by the Company in April 2020. On November 18, 2020, the Company was notified that the $186 loan forgiveness request had been approved and recorded a corresponding gain in other income in the consolidated statement of operations.

On December 21, 2020, the U.S. Congress passed the Consolidated Appropriations Act, 2021 (the “Act”), which provided additional COVID-19 relief as well as government funding and other bills. The Act removes the previous requirement that PPP borrowers deduct the amount of any EIDL advance from their PPP forgiveness amount. The Small Business Administration is currently developing the guidance and procedures associated with this change in statute, and the Company expects to apply for this additional forgiveness once the process is completed.

7.	COMMON STOCK

a)	Stock Options

	Number of Options	Weighted Average Exercise Price (C$)
Balance, June 30, 2020	19,129,409	$0.62
Granted	3,700,000	0.78
Exercised	(438,617)	0.56
Cancelled/expired	(165,883)	0.47
Balance, December 31, 2020	22,224,909	$0.65

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The Company granted 3,700,000 options at an average fair value price of $C0.25 per option, based on Black-Scholes models with an average risk-free rate of 0.26%, average stock price volatility of 54.07%, and a three-year expected option life.

The following table summarizes information about options to purchase Common Shares (“Options”) outstanding at December 31, 2020:

Exercise Price (C$)	Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
$0.62	January 19, 2021	4,684,909	C$	890	4,684,909	C$	890
$0.94	July 21, 2021	540,000		—	540,000		—
$0.76	March 6, 2022	5,400,000		270	5,400,000		270
$0.47	November 9, 2022	3,455,000		1,175	3,455,000		1,175
$0.84	September 18, 2023	1,300,000		—	1,300,000		—
$0.54	November 15, 2023	4,445,000		1,200	4,445,000		1,200
$0.75	December 14, 2023	1,850,000		111	1,850,000		111
$0.75	December 16, 2023	550,000		33	550,000		33
		22,224,909	C$	3,679	22,224,909	C$	3,679

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$0.81 as of December 31, 2020, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of December 31, 2020, was 17,239,909. As of December 31, 2020, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

b)	Warrants

	Warrants	Weighted Average Exercise Price
Balance June 30, 2020	12,376,451	C$	0.74
Granted	500,000		0.80
Exercised	(2,777,422)		0.71
Expired	(388,535)		0.75
Balance, December 31, 2020	9,710,494	C$	0.75

 At December 31, 2020, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price		Expiry Date
1,546,882	C$	0.72	January 30, 2021
529,344	C$	0.70	February 5, 2021
541,435	C$	0.69	February 7, 2021
1,058,872	C$	0.72	April 5, 2021
833,330	C$	0.72	April 29, 2021
645,250	C$	0.72	May 9, 2021
1,035,319	C$	0.77	July 9, 2021
3,020,062	C$	0.79	July 26, 2021
500,000	C$	0.80	December 18, 2022
9,710,494

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

8.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Original Smith Loan”), that bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”) and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. As of December 31, 2020, the principal amount outstanding under the Original Smith Loan was $1,000.

The Company also has a non-revolving credit facility agreement (the “Credit Agreement”) with a limit of $3,500 with Mr. Smith. The Credit Agreement bears an interest rate of 10% and drawdowns from the Credit Agreement are subject to a 2.5% establishment fee. Amounts outstanding under the Credit Agreement are secured by all of the Company’s assets pursuant to the General Security Agreement. The Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature. As of December 31, 2020, the principal amount outstanding under the Credit Agreement was $2,818.

On December 14, 2020, the maturity dates for the Original Smith Loan and the Credit Agreement were extended from December 15, 2020 to December 15, 2021.

Accounts payable and accrued liabilities as of December 31, 2020, include accrued interest of $667 and origination fees of $58 payable to Mr. Smith under the Original Smith Loan and the Credit Agreement.

9.	Exploration Expenditures

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
Technical studies and engineering	$—	$6	$—	$23
Field management and other	148	405	330	570
Metallurgical development	41	43	84	84
Total	$189	$454	$414	$677

10.	Leases

Effective August 1, 2020, the Company entered into a three-year corporate office lease extension and recognized the corresponding right of use asset and lease liability associated with this lease extension, along with two existing nominal leases. The Company has applied a discount rate of 16%.

These three operating leases have an average remaining life of 2.2 years as of December 31, 2020. The Company incurred lease costs of $44 and $53 for the six months ended December 31, 2020 and 2019, respectively.

The maturities of lease liabilities are as follows at December 31, 2020:

Fiscal Year Lease Maturities
2021	$56
2022	110
2023 and thereafter	116
Total lease payments	282
Less portion of payments representing interest	(49)
Present value of lease payments	$233

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and June 30, 2020, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$133	$133	$—	$—
Equity securities	9	9	—	—
Total	$142	$142	$—	$—
Liabilities:
Derivative liability, convertible debt	$62	$—	$—	$62
Total	$62	$—	$—	$62

	As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$307	$307	$—	$—
Equity securities	7	7	—	—
Total	$314	$314	$—	$—
Liabilities:
Convertible debt	$38	$—	$—	$38
Derivative liability, convertible debt	33	—	—	33
Total	$71	$—	$—	$71

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2020	$71
Additions to convertible debt	—
Conversions to equity	(38)
Realized and unrealized losses	29
Balance, December 31, 2020	$62

As discussed in Note 5, the Nordmin Note was initially recorded at fair value, which represents a nonrecurring fair value measurement using a Level 3 input.  The significant unobservable valuation inputs for the Nordmin Note includes an expected return of 7%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three and six months ended December 31, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

On April 17, 2020, NioCorp’s subsidiary, Elk Creek Resources Corp., received a U.S. Small Business Administration Loan (the “SBA Loan”) from American National Bank, pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act, commonly referred to as the CARES Act, in the amount of $196. Under the terms of the SBA Loan, the Company may be eligible for full or partial loan forgiveness. The unforgiven portion of the SBA Loan is payable over two years at an annual interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP.

On October 27, 2020, the Company applied for loan forgiveness of $186, comprising the initial SBA Loan balance less $10 representing an Economic Injury Disaster Loan Advance grant (the “EIDL advance”) received by the Company in April 2020. On November 18, 2020, the Company was notified that the $186 loan forgiveness request had been approved.

On December 21, 2020, the U.S. Congress passed the Consolidated Appropriations Act, 2021 (the “Act”), which provided additional COVID-19 relief legislation as well as government funding and other bills. The Act removes the previous requirement that PPP borrowers deduct the amount of any EIDL advance from their PPP forgiveness amount. The Small Business Administration is currently developing the guidance and procedures associated with this change in statute, and the Company will apply for this additional forgiveness once the process is completed.

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

Recent Corporate Events

On December 14, 2020, the Company announced the appointment of Fernanda Fenga to its Board of Directors. A former senior executive at the world’s largest producer of niobium, Companhia Brasileira Metalúrgica e Mineração (“CBMM”), Ms. Fenga currently serves as a senior advisor to mining companies in Brazil and in the U.S.  Previously, she was Legal and Compliance Director at Somos Educação, Brazil’s largest basic education company and one of the largest education groups in the world. In addition, Ms. Fenga worked for more than nine years at CBMM, where she served as Corporate Superintendent.  In that position, she managed the company’s legal, compliance, investor relations, public affairs, and corporate risk management departments.  She also played an integral role in some of CBMM’s largest commercial transactions, two of which were valued at more than U.S.$1.9 billion each.

On December 18, 2020, the Company issued a convertible note in the principal amount of approximately $1,872 (the “Nordmin Note”) and 500,000 warrants (the “Nordmin Warrants”) to Nordmin Engineering Ltd. (“Nordmin”) pursuant to a convertible note and warrant subscription agreement (the “Nordmin Agreement”) under which Nordmin agreed to subscribe for and purchase the Nordmin Note and Nordmin Warrants for a subscription price of approximately $1,804, which amount was set off against the amount owing to Nordmin by NioCorp for past services.

The Nordmin Note will mature on December 18, 2021 with an implied interest rate of 5% per annum and, subject to certain terms and conditions, is convertible into up to 4,500,000 common shares of the Company (“Common Shares”) at a conversion price of 92% of the five-day volume-weighted average price Common Shares on the Toronto Stock Exchange at the time of conversion. The Nordmin Note contains restrictions on how much of the principal amount may be converted in any 30-day period. The Nordmin Note also provides the Company with the option to prepay, in whole or in part, any outstanding principal amount thereunder, upon three days’ notice to Nordmin. In addition, Nordmin is entitled to accelerate the maturity of the Nordmin Note and require the Company to prepay the outstanding principal amount upon the occurrence of an event of default and other designated events described in the Nordmin Note.

Subject to certain terms and conditions, each Nordmin Warrant is exercisable into one Common Share at a price of C$0.80 per share until December 18, 2022. The Nordmin Note and the Nordmin Warrants are, and the Common Shares underlying the Nordmin Warrants, will be, subject to resale restrictions and are or will be, as applicable, “restricted securities” within the meaning of Rule 144 under the United States Securities Act of 1933.

Pursuant to the terms of the Nordmin Agreement, on December 18, 2020, the Company issued 836,551 Common Shares to Nordmin upon an initial conversion of $450 in principal amount of the Nordmin Note at a conversion price of C$0.684 per share.

Elk Creek Project Update

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

The carbonation test work to date has demonstrated the ability at a small scale to extract niobium from the same Elk Creek ore sample used for metallurgical testing for the Company’s 2019 Feasibility Study without co-extraction of titanium. L3 and the Company intend to conduct additional carbonation testing on a larger scale to optimize carbonation operating conditions, confirm reaction kinetics, evaluate total potential extraction for niobium and other elements and complete additional mass balances, as funds become available. NioCorp has partnered with L3 and a Canadian testing facility to apply for Canadian government funding to complete additional development work on the carbonation process.

The development of the Elk Creek Project will require significant additional capital above what NioCorp has raised to date, and the Company anticipates that any significant work on the Elk Creek Project pursuant to agreements that may be reached with key contractors will be contingent on obtaining sufficient project financing, if and when available.

Other Activities

Our long-term financing efforts continued during the quarter ended December 31, 2020. However, as noted above under “COVID-19,” the COVID-19 pandemic has created uncertainty and continues to impact processes related to the Company’s efforts to obtain project financing. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
Operating expenses
Employee-related costs	$686	$345	$1,005	$699
Professional fees	85	67	193	185
Exploration expenditures	189	454	414	677
Other operating expenses	253	135	664	332
Total operating expenses	1,213	1,001	2,276	1,893
Other income	(186)	—	(186)	—
Loss on extinguishment	163	—	163	—
Change in financial instrument fair value	62	81	28	88
Foreign exchange gain	(302)	(79)	(403)	(36)
Interest expense	131	73	258	133
(Gain) loss on equity securities	—	—	(2)	3
Income tax expense	—	—	—	—
Net Loss	$1,081	$1,076	$2,134	$2,081

Six months ended December 31, 2020 compared to six months ended December 31, 2019

Significant items affecting operating expenses are noted below:

Employee-related costs increased in 2020 as compared to 2019, primarily due to increased share-based compensation costs, which reflect the timing of 2020 Option grants, which were fully vested and expensed on the grant date.

Exploration expenditures decreased in 2020 as compared to 2019, primarily due to the costs incurred in 2019 related to advancing work to obtain an air construction permit from the State of Nebraska. 2020 expenditures primarily related to the ongoing personnel costs, as general project advancement activities.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures and other miscellaneous costs. These costs increased in 2020 as compared to 2019 primarily due to 2020 Option grants, which were fully vested and expensed on the grant date. These costs were partially offset by a decrease in finance-related contract costs.

Other significant items impacting the change in the Company’s net loss are noted below:

Other income for 2020 represents the forgiveness of the Company’s SBA Loan as discussed in Note 6 to the financial statements included in this Quarterly Report on Form 10-Q.

Loss on extinguishment for 2020 represents the loss incurred in connection with the conversion of the Nordmin accounts payable balance to a one-year convertible debt instrument, as discussed in Note 5 to the financial statements included in this Quarterly Report on Form 10-Q.

Change in financial instrument fair value represents non-cash changes in the market value of convertible securities, which are carried at fair value, as well as changes in the market value of the derivative liability component of the Company’s outstanding convertible promissory notes. Higher costs in 2019, as compared to 2020, reflect the recognition of accrued interest and initial fair market valuations of additional advances from Lind Asset Management IV, LLC (“Lind”) in that period.

Foreign exchange gain is primarily due to changes in the U.S. dollar against the Canadian dollar and reflects the timing of foreign currency transactions, primarily U.S. dollar-based related party loans, and subsequent changes in exchange rates, and the increase in gain during 2020 as compared to 2019 is due to a decline in the U.S. dollar relative to the Canadian dollar in 2020.

Interest expense increased in 2020 as compared to 2019 primarily due to the timing of increases in principal amounts outstanding under the non-revolving credit facility agreement (the “Credit Agreement”) with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp.

Three months ended December 31, 2020 compared to three months ended December 31, 2019

Overall, the increase in net loss for the three months ended December 31, 2020, as compared to the same period in 2019, is primarily the result of the same factors underlying the six-month changes as discussed above.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, the exercise of incentive stock options and share purchase warrants, and related party loans. While the COVID-19 pandemic has created uncertainty with respect to overall project funding timelines, we believe that we will be able to secure additional private placement financings in the future, although we cannot predict the timing, size, or pricing of any such financings. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and the impacts of the COVID-19 pandemic have substantially reduced the number of potential buyers/acquirers of any such interests.

As of December 31, 2020, the Company had cash of $0.1 million and a working capital deficit of $7.5 million, compared to cash of $0.3 million and working capital deficit of $7.7 million on June 30, 2020. The working capital deficit decreased due to the timing of warrant redemptions to support current operations and a continued effort to reduce outstanding accounts payable balances.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $6.0 million until June 30, 2021. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $265 per month where approximately $230 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $35 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may need to raise $7.0 million - $8.5 million to continue planned operations for the next twelve months focused on financing, permitting, option-to-purchase agreement exercises and detailed engineering efforts related to the Elk Creek Project. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $35 until June 30, 2021. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2021, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

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

Operating Activities

During the six months ended December 31, 2020, the Company’s operating activities consumed $1.8 million of cash (2019: $1.4 million). The cash used in operating activities for the six months ended December 31, 2020 reflects the Company’s funding of losses of $2.1 million, partially offset by share-based compensation charges, other non-cash transactions and a $0.1 million decrease in accounts payable and accrued liabilities. Overall, operational outflows during the six months ended December 31, 2020 increased from the corresponding period of 2019 due to the continued focus on paying down our outstanding accounts payable. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $1.6 million during the six months ended December 31, 2020, as compared to $1.1 million during the corresponding period in 2019, primarily reflecting the timing of warrant and option exercises and related party debt drawdowns initiated during the comparative periods.

Cash Flow Considerations

As noted above under “COVID-19,” the COVID-19 pandemic has created uncertainty with respect to overall project funding timelines. The Company has historically relied upon debt and equity financings to finance its activities. The Company may pursue additional debt and/or equity financing in the medium term; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

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

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” as of June 30, 2020, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, other than (i) the signing of the three-year corporate office lease extension; (ii) the conversion of the remaining balance under the convertible security held by Lind of $38 into 64,298 Common Shares on July 9, 2020; (iii) the conversion of $50 of the Company’s convertible promissory notes into 67,695 Common Shares on the maturity date, October 14, 2020; (iv) the forgiveness of $186 of the SBA Loan on November 18, 2020; and (v) the set-off of accounts payable relating to past services provided by Nordmin with the issuance of the Nordmin Note in the principal amount of $1,872 on December 18, 2020. Effective October 14, 2020, the maturity date for the remaining $750 of the Company’s convertible promissory notes was extended for one year to October 14, 2021 and effective December 14, 2020, the maturity dates for the loan from Mark Smith and the Credit Agreement were extended to December 15, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 18, 2020, the Company issued 836,551 Common Shares to Nordmin upon conversion of $450 in Principal amount of the Nordmin Note at a conversion price of C$0.684 per share. The Nordmin Note, the Nordmin Warrants and such Common Shares were issued, among other exemptions, pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) thereof based upon representations and warranties of Nordmin in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2020, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.1(2)	Form of Nordmin Note
4.2(2)	Form of Nordmin Warrant Certificate
10.1(3)	NioCorp Developments Ltd. Long Term Incentive Plan, as amended
10.2(4)	Amending Agreement to Original Smith Loan, dated December 14, 2020, between the Company and Mark Smith
10.3(4)	Amending Agreement to Credit Agreement, dated December 14, 2020, between the Company and Mark Smith
10.4(2)	Subscription Agreement, dated as of December 18, 2020, between the Company and Nordmin Engineering Ltd.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(5)	XBRL Instance Document
101.SCH(5)	XBRL Taxonomy Extension- Schema
101.CAL(5)	XBRL Taxonomy Extension – Calculations
101.DEF(5)	XBRL Taxonomy Extension – Definitions
101.LAB(5)	XBRL Taxonomy Extension – Labels
101.PRE(5)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2020 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2020 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2020 and incorporated herein by reference.
(5)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2020 and 2019, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months ended December 31, 2020 and 2019, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three and Six Months ended December 31, 2020 and 2019 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: February 5, 2021

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 5, 2021