Form 10-Q
period 2021-03-31
NIOCORP DEVELOPMENTS LTD
filed 2021-05-11
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 251,667,966 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	March 31, 2021	June 30, 2020
ASSETS
Current
Cash		$8,626	$307
Prepaid expenses and other		24	31
Total current assets		8,650	338
Non-current
Deposits		35	35
Investment in equity securities		19	7
Right of use assets	10	203	—
Mineral interests		10,617	10,617
Total assets		$19,524	$10,997

LIABILITIES
Current
Accounts payable and accrued liabilities	4	$488	$3,065
Related party loan	8	3,818	3,818
Convertible debt	5	1,349	838
Notes payable, current portion	6	—	258
Operating lease liability	10	88	—
Derivative liability, convertible debt	5	—	33
Total current liabilities		5,743	8,012
Non-current
Convertible debt, net of current	5	7,967
Notes payable, net of current portion	6	—	344
Operating lease liability	10	125	—
Total liabilities		13,835	8,356
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 245,545,587 at March 31, 2021 and 235,925,684 at June 30, 2020	7	90,215	84,476
Additional paid-in capital		14,142	13,206
Accumulated deficit		(97,833)	(94,686)
Accumulated other comprehensive loss		(835)	(355)
Total shareholder equity		5,689	2,641
Total liabilities and equity		$19,524	$10,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended March 31,		For the nine months ended March 31,
	Note	2021	2020	2021	2020
Operating expenses
Employee related costs		$327	$341	$1,332	$1,040
Professional fees		83	41	276	226
Exploration expenditures	9	297	294	711	971
Other operating expenses		138	141	802	473
Total operating expenses		845	817	3,121	2,710
Other income	6	(22)	—	(208)	—
Loss on debt extinguishment	5	—	—	163	—
Change in financial instrument fair value	5	(60)	(49)	(32)	39
Foreign exchange (gain) loss		(94)	395	(497)	359
Interest expense		354	100	612	233
Other (Gain) loss on equity securities		(10)	(1)	(12)	2
Loss before income taxes		1,013	1,262	3,147	3,343
Income tax benefit		—	—	—	—
Net loss	3	$1,013	$1,262	$3,147	$3,343

Other comprehensive loss:
Net loss		$1,013	$1,262	$3,147	$3,343
Other comprehensive loss (gain):
Reporting currency translation		93	(449)	480	(406)
Total comprehensive loss		$1,106	$813	$3,627	$2,937

Loss per common share, basic and diluted		$0.00	$0.00	$0.01	$0.01

Weighted average common shares outstanding		241,931,563	234,870,686	239,283,205	234,453,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the nine months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(3,147)	$(3,343)
Non-cash elements included in net loss:
Change in financial instrument fair value	(32)	39
Unrealized (gain) loss on equity securities	(12)	1
Accretion of convertible debt	219	—
Noncash lease expense	10	—
Loss on debt extinguishment	163	—
Gain on debt forgiveness	(196)	—
Foreign exchange (gain) loss	(453)	331
Share-based compensation	797	145
	(2,651)	(2,827)
Change in working capital items:
Prepaid expenses	9	69
Accounts payable and accrued liabilities	(1,006)	586
Net cash used in operating activities	(3,648)	(2,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	2,847	—
Loan repayments	(406)	—
Share issuance costs	(1)	—
Proceeds from debt issuance, net of expenses	9,477	—
Related party debt drawdown	—	1,865
Net cash provided by financing activities	11,917	1,865
Exchange rate effect on cash and cash equivalents	50	(2)
Change in cash and cash equivalents during period	8,319	(309)
Cash and cash equivalents, beginning of period	307	357
Cash and cash equivalent, end of period	$8,626	$48

Supplemental cash flow information:
Amounts paid for interest	$734	$48
Amounts paid for income taxes	—	—
Non-cash financing transactions
Conversion of accounts payable to convertible debt	$1,640	$—
Conversions of debt for common shares	1,256	980
Recognition of operating lease liabilities	231	—
Loan amounts forgiven	196	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	For the nine months ended March 31, 2021 and 2020
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2019	232,496,215	$82,939	$13,124	$(90,685)	$(526)	$4,852
Debt conversions	2,444,420	980	—	—	—	980
Share-based payments	—	—	145	—	—	145
Reporting currency presentation	—	—	—	—	406	406
Loss for the period	—	—	—	(3,343)	—	(3,343)
Balance, March 31, 2020	234,940,635	$83,919	$13,269	$(94,028)	$(120)	$3,040

Balance, June 30, 2020	235,925,684	$84,476	$13,206	$(94,686)	$(355)	$2,641
Exercise of warrants	4,732,261	2,942	(309)	—	—	2,633
Exercise of options	2,942,177	1,542	(1,327)	—	—	215
Fair value of warrants granted	—	—	1,775	—	—	1,775
Debt conversions	1,945,465	1,256	—	—	—	1,256
Share issuance costs	—	(1)	—	—	—	(1)
Share-based payments	—	—	797	—	—	797
Reporting currency presentation	—	—	—	—	(480)	(480)
Loss for the period	—	—	—	(3,147)	—	(3,147)
Balance, March 31, 2021	245,545,587	$90,215	$14,142	$(97,833)	$(835)	$5,689

	For the three months ended March 31, 2021 and 2020
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	234,839,598	$83,872	$13,241	$(92,766)	$(569)	$3,778
Debt conversions	101,037	47	—	—	—	47
Share-based payments	—	—	28	—	—	28
Reporting currency presentation	—	—	—	—	449	449
Loss for the period	—	—	—	(1,262)	—	(1,262)
Balance, March 31, 2020	234,940,635	$83,919	$13,269	$(94,028)	$(120)	$3,040

Balance, December 31, 2020	240,110,267	$86,839	$13,844	$(96,820)	$(742)	$3,121
Exercise of warrants	1,954,839	1,328	(190)	—	—	1,138
Exercise of options	2,503,560	1,298	(1,224)	—	—	74
Fair value of warrants granted			1,712	—	—	1,712
Debt conversions	976,921	750	—	—	—	750
Share issuance costs	—	—	—	—	—	—
Share-based payments	—	—	—	—	—	—
Reporting currency presentation	—	—	—	—	(93)	(93)
Loss for the period	—	—	—	(1,013)	—	(1,013)
Balance, March 31, 2021	245,545,587	$90,215	$14,142	$(97,833)	$(835)	$5,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	DESCRIPTION OF BUSINESS

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

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project to construction and commercial operation. As further discussed in Note 3, the Company’s ability to continue as a going concern is uncertain and is dependent upon obtaining sufficient financing, the generation of profits from mineral properties, and maintaining continued support from its shareholders and creditors.

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at March 31, 2021, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2020. The interim results are not necessarily indicative of results for the full year ending June 30, 2021, or future operating periods.

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

The Company incurred a loss of $3,147 for the nine months ended March 31, 2021 (2020 - $3,343) and had an accumulated deficit of $97,833 as of March 31, 2021. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not generate any revenue.

The Company’s ability to continue operations and fund its expenditures, which have historically averaged $700 to $850 per quarter, is dependent on management’s ability to secure additional financing. As of March 31, 2021, the Company had cash of $8,626 which, after consideration of the purchase of land and the private placement funding disclosed in Note 12, may not be sufficient to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. Management is actively pursuing additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. The Company has approximately $700 available on its non-revolving credit facility agreement with a related party (refer to Note 8), however, the Company did not have any further funding commitments or arrangements for additional financing as of March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not give effect to any adjustments required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Since March 2020, several measures have been implemented in the United States, Canada, and the rest of the world in response to the increased impact from the novel coronavirus (“COVID-19”) pandemic. COVID-19 vaccination programs started in the United States in December 2020 and currently over one-third of the populations of both Colorado and Nebraska are fully vaccinated. While the impact of the COVID-19 pandemic is expected to be temporary, the current circumstances are dynamic and the impact on business operations cannot be reasonably estimated at this time. The continued spread of COVID-19 has resulted in business travel restrictions and other capital market disruptions, and this has had an impact on the following: the Company’s ability to obtain financing and advance development plans; and the Company’s results of operations, financial position, and cash flows during the current fiscal year.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of
	Note	March 31, 2021	June 30, 2020
Accounts payable, trade		$185	$2,460
Interest payable to related party	8	107	450
Other accruals		196	155
Total accounts payable and accrued liabilities		$488	$3,065

On December 18, 2020, an accounts payable balance of $1,640 was exchanged for a convertible note as discussed in Note 5.

5.	CONVERTIBLE DEBT

	As of
	March 31, 2021	June 30, 2020
Current Portion
Nordmin Convertible Note	$1,349	$—
Convertible promissory notes	—	800
Lind IV Convertible Security	—	38
Total convertible debt, current portion	$1,349	$838
Non-Current Portion
Lind III Convertible Security	$7,967	$—

Lind III Convertible Security

On February 19, 2021, the Company issued to Lind Global Asset Management III, LLC (“Lind III”), an entity managed by The Lind Partners, a New York-based asset management firm (“The Lind Partners”), a convertible security (the “Lind III Convertible Security”) pursuant to a definitive convertible security funding agreement, dated as of February 16, 2021 (the “Lind Agreement”), between the Company and Lind III. The Lind III Convertible Security has a face value of $11,700 (representing $10,000 in funding plus an implied 8.5% interest rate per annum for the term of the Lind III Convertible Security). After deducting a $350 commitment fee as set forth in the Lind Agreement, NioCorp received net proceeds of $9,650 from the funding of the Lind III Convertible Security. As further discussed in Note 12, on April 23, 2021, the Company used a portion of the proceeds from the funding of the Lind III Convertible Security to purchase a key land parcel associated with the Company’s Elk Creek Project, with the remainder to be spent for general corporate purposes.

The Lind III Convertible Security has a term of (i) 24 months or (ii) 30 calendar days after the date on which the face value of the Lind III Convertible Security is nil due to such amount having been fully converted and/or fully repaid (including with any applicable premium) in accordance with the terms of the Lind Agreement, whichever is earlier. The Lind III Convertible Security constitutes the direct, general and unconditional obligation of the Company and ranks pari-passu with the Company’s other indebtedness. The Lind III Convertible Security is guaranteed on a secured basis by 0896800 B.C. Ltd., a wholly-owned subsidiary of the Company (“0896800”), and Elk Creek Resources Corp., a private Nebraska corporation and wholly-owned subsidiary of 0896800 (“ECRC”).

The Lind III Convertible Security is secured by all of the assets and property of the Company and 0896800, including all of the issued and outstanding shares of 0896800 pledged by the Company and all of the issued and outstanding shares of ECRC pledged by 0896800, and certain real property and fixtures of ECRC. The liens securing the Lind III Convertible Security rank pari-passu with the liens securing: i) the loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Smith Loan”), pursuant to the Loan Agreement, dated June 17, 2015, by and between the Company and Mr. Smith, as amended from time to time; and ii) a non-revolving credit facility (the “Smith Credit Facility”) with a limit of $3,500 with Mr. Smith, pursuant to the Credit Facility Agreement, dated January 16, 2017, between the Company and Mr. Smith, as amended from time to time. The liens securing the Lind III Convertible Security rank senior to the liens securing the Smith Loan and the Smith Credit Facility on any amount that is owed by the Company to Mr. Smith in excess of $4,000.

Pursuant to the Lind Agreement, Lind III is entitled to convert the Lind III Convertible Security into common shares of the Company (“Common Shares”) in monthly installments over its term at a price per Common Share equal to 85% of the volume-weighted average price Common Shares on the Toronto Stock Exchange (“TSX”) for the five trading days immediately preceding to the date on which Lind III provides notice to the Company of its election to convert. The Lind Agreement provides that Common Shares issuable upon conversion, together with the number of Common Shares issued upon exercise of Warrants, shall not exceed 43,588,000 Common Shares. Subject to certain exceptions, the Lind Agreement contains restrictions on how much of the Lind III Convertible Security may be converted in any particular month. The Lind Agreement also provides NioCorp with the option to buy back the remaining face amount of the Lind III Convertible Security in cash at any time; provided that, if the Company exercises such option, Lind III will have the option to convert up to 33.33% of the remaining face amount into Common Shares at the price described above. In addition, Lind III is entitled to accelerate its conversion right to the full amount of the face value of the Lind III Convertible Security or demand repayment thereof in cash upon the occurrence of an event of default and other designated events described in the Lind Agreement.

On February 19, 2021, in connection with the funding and issuance of the Lind III Convertible Security, the Company issued 8,558,000 Common Share purchase warrants, exercisable at a price per Common Share of C$0.97, expiring February 19, 2025 (the “Lind III Warrants”), to Lind III pursuant to the Lind Agreement.

The Company identified embedded derivatives in the Lind III Convertible Security that were evaluated to be immaterial at both the closing date and at March 31, 2021.

The Company allocated the net proceeds of $9,650 from the Lind III Convertible Security as follows:

●

$1,712 was booked to the additional paid in capital equity account, representing the fair value of the Lind III Warrants based on the Black Scholes pricing model using a risk-free interest rate of 0.40%, an expected dividend yield of 0%, a volatility of 51.60%, and an expected life of 4.0 years.

●	$7,938 was booked to the convertible debt liability. Transaction costs of $173, in addition to a commitment fee of $350, were recognized as a direct deduction from the debt liability, resulting a net opening balance of $7,765. This balance will be accreted up to face value of the Lind III Convertible Security at maturity using the effective interest method and recorded as non-cash interest expense in the consolidated statement of operations.

Based on the Company’s closing Common Share price of C$1.26 as of March 31, 2021, conversion of the remaining Lind III Convertible Security balance, including accrued interest, would require the issuance of approximately 13,738,000 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 110,000 shares.

Changes in the Lind III Convertible Security are as follows:

Convertible Security
Initial valuation	$7,765
Accretion expense	202
Balance, March 31, 2021	$7,967

Nordmin Convertible Note

On December 18, 2020, the Company issued a convertible note in the principal amount of approximately $1,872 (the “Nordmin Convertible Note”) and 500,000 Common Share purchase warrants, exercisable at a price per Common Share of $0.80, expiring December 18, 2022 (the “Nordmin Warrants”) to Nordmin Engineering Ltd. (“Nordmin”) pursuant to a convertible note and warrant subscription agreement, dated December 18, 2020 (the “Nordmin Agreement”), between the Company and Nordmin. Under the Nordmin Agreement, Nordmin agreed to subscribe for and purchase the Nordmin Convertible Note and Nordmin Warrants for a subscription price of approximately $1,804. This amount was set off against the amount owed to Nordmin by NioCorp for past services.

The Nordmin Convertible Note will mature on December 18, 2021 and has no stated interest rate, an implied interest rate of 5% per annum and, subject to certain terms and conditions, is convertible into up to 4,500,000 Common Shares at a conversion price of 92% of the five-day volume-weighted average price of the Common Shares on the TSX at the time of conversion. The Nordmin Convertible Note contains restrictions on how much of the principal amount may be converted in any 30-day period. The Nordmin Convertible Note also provides the Company with the option to prepay, in whole or in part, any outstanding principal amount thereunder, upon three days’ notice to Nordmin. In addition, Nordmin is entitled to accelerate the maturity of the Nordmin Convertible Note and require the Company to prepay the outstanding principal amount upon the occurrence of an event of default and other designated events described in the Nordmin Convertible Note. The Nordmin Convertible Note constitutes the direct, general and unconditional obligation of the Company. The Nordmin Convertible Note is unsecured and ranks effectively junior to the Company’s secured indebtedness, including under the Lind III Convertible Security, the Smith Loan and the Smith Credit Facility, to the extent of the value of the assets securing such indebtedness.

Pursuant to the terms of the Nordmin Agreement, on December 18, 2020, the Company issued 836,551 Common Shares to Nordmin upon an initial conversion of $450 in principal amount of the Nordmin Convertible Note at a conversion price of C$0.684 per share.

The Company accounted for this transaction as a debt extinguishment under Accounting Standards Codification 470, Debt. Accordingly, the Company wrote off the value of the existing obligation, calculated the fair value of the Nordmin Convertible Note and recorded a loss of $163 on the difference in the consolidated statement of operations. This loss included $63 related to the fair value of the Nordmin Warrants at closing. The fair value of the Nordmin Warrants was estimated based on the Black Scholes pricing model using a risk-free interest rate of 0.32%, an expected dividend yield of 0%, a volatility of 43.16%, and an expected life of 2.0 years.

The Company initially recorded the Nordmin Convertible Note at a fair value of $1,740. The remaining initial fair value balance will be accreted up to net face value of the Nordmin Convertible Note over the remaining time until maturity using the effective interest method. In addition, transaction costs of $25 were expensed at closing.

Changes in the Nordmin Convertible Note are as follows:

Convertible Note
Extinguishment of accounts payable	$1,740
Conversions	(418)
Accretion expense	27
Balance, March 31, 2021	$1,349

Based on the Company’s closing Common Share price of C$1.26 as of March 31, 2021, conversion of the remaining Nordmin Convertible Note balance would require the issuance of 1,346,450 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 10,700 shares.

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

One of the Company’s convertible promissory notes valued at $50 was not extended under the agreement above and was converted into 67,695 Common Shares on October 14, 2020. On March 16, 2021, the remaining convertible notes, with a face value of $750, were converted into 976,921 Common Shares. In addition, the Company paid $11 to the noteholders for outstanding interest accrued through the March 16, 2021 conversion date.

The changes in the derivative liability related to the conversion feature of the Company’s convertible promissory notes are as follows:

Derivative Liability
Balance, June 30, 2020	$33
Change in fair value of derivative liability	(33)
Balance, March 31, 2021	$-

Lind IV Convertible Security

On July 9, 2020, Lind Asset Management IV, LLC (“Lind IV”), an entity managed by The Lind Partners and the holder of the convertible security (the “Lind IV Convertible Security”) issued by the Company pursuant to a definitive convertible security funding agreement, dated June 27, 2018, between the Company and Lind IV, converted the remaining balance thereunder of $38 into 64,298 Common Shares.

6.	NOTES PAYABLE

	As of
	March 31, 2021	June 30, 2020
Current Portion:
Vendor note	$—	$166
SBA loan	—	92
Total current portion	$—	$258
Noncurrent Portion:
Vendor note	$—	$240
SBA Loan	—	104
Total noncurrent portion	$—	$344

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

On December 21, 2020, the U.S. Congress passed the Consolidated Appropriations Act, 2021 (the “Act”), which provided additional COVID-19 relief as well as government funding and other bills. The Act removes the previous requirement that PPP borrowers deduct the amount of any EIDL advance from their PPP forgiveness amount. The SBA released Procedural Notice 5000-20075, effective January 8, 2021, stating that the SBA will no longer deduct EIDL Advances from forgiveness payments remitted to PPP lenders. Accordingly, the Company recorded a gain in other income in the consolidated statement of operations for the remaining $10 of the SBA Loan.

Vendor Note

On April 13, 2020, the Company entered into an agreement with a vendor to convert amounts due for services performed to a 28-month note payable at a stated interest rate of 3%. The Company paid off the remaining note balance of $290 on March 30, 2021.

7.	COMMON STOCK

a)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2020	19,129,409	C$	0.62
Granted	3,700,000		0.78
Exercised	(2,942,177)		0.61
Cancelled/expired	(3,897,232)		0.64
Balance, March 31, 2021	15,990,000	C$	0.66

The Company granted 3,700,000 options at an average fair value price of $C0.25 per option, based on Black-Scholes models with an average risk-free rate of 0.26%, average stock price volatility of 54.07%, and a three-year expected option life.

The following table summarizes information about options to purchase Common Shares (“Options”) outstanding at March 31, 2021:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
C$	0.94	July 21, 2021	540,000	C$	173	540,000	C$	173
C$	0.76	March 6, 2022	4,700,000		2,350	4,700,000		2,350
C$	0.47	November 9, 2022	3,205,000		2,532	3,205,000		2,532
C$	0.84	September 18, 2023	1,050,000		441	1,050,000		441
C$	0.54	November 15, 2023	4,120,000		2,966	4,120,000		2,966
C$	0.75	December 14, 2023	1,825,000		931	1,825,000		931
C$	0.75	December 16, 2023	550,000		281	550,000		281
			15,990,000	C$	9,674	15,990,000	C$	9,674

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$1.26 as of March 31, 2021, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of March 31, 2021, was 15,990,000. As of March 31, 2021, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

b)	Warrants
	Warrants	Weighted Average Exercise Price
Balance June 30, 2020	12,376,451	C$	0.74
Granted	9,058,000		0.96
Exercised	(4,732,261)		0.72
Expired	(2,398,418)		0.71
Balance, March 31, 2021	14,303,772	C$	0.89

At March 31, 2021, the Company had outstanding exercisable Common Share purchase warrants (“Warrants”), as follows:

Number	Exercise Price		Expiry Date
658,872	C$	0.72	April 5, 2021
298,581	C$	0.72	April 29, 2021
645,250	C$	0.72	May 9, 2021
1,035,319	C$	0.77	July 9, 2021
2,607,750	C$	0.79	July 26, 2021
500,000	C$	0.80	December 18, 2022
8,558,000	C$	0.97	February 19, 2025
14,303,772

See Note 5 for more information regarding the issuance of the Lind III Warrants and the Nordmin Warrants.

8.	RELATED PARTY TRANSACTIONS AND BALANCES

The Smith Loan bears an interest rate of 10%, is secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”) and is subject to both a 2.5% establishment fee and 2.5% prepayment fee. As of March 31, 2021, the principal amount outstanding under the Smith Loan was $1,000.

Borrowings under the Smith Credit Facility bear interest at a rate of 10% and drawdowns from the Smith Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Smith Credit Facility are secured by all of the Company’s assets pursuant to the General Security Agreement. The Smith Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. As of March 31, 2021, the principal amount outstanding under the Smith Credit Facility was $2,818.

On December 14, 2020, the maturity dates for the Smith Loan and the Smith Credit Facility were extended from December 15, 2020 to December 15, 2021.

On February 23, 2021, the Company paid Mr. Smith $726 related to accrued interest and origination fees through December 31, 2020. Accounts payable and accrued liabilities as of March 31, 2021 include accrued interest of $107 payable to Mr. Smith under the Smith Loan and the Smith Credit Facility.

9.	Exploration Expenditures

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
Technical studies and engineering	$10	$9	$11	$32
Field management and other	198	236	527	806
Metallurgical development	44	49	128	133
Geologists and field staff	45	—	45	—
Total	$297	$294	$711	$971

10.	Leases

Effective August 1, 2020, the Company entered into a three-year corporate office lease extension and recognized the corresponding right of use asset and lease liability associated with this lease extension, along with two existing nominal leases. The Company has applied a discount rate of 16%.

These three operating leases have an average remaining life of 2.0 years as of March 31, 2021. The Company incurred lease costs of $81 and $77 for the nine months ended March 31, 2021 and 2020, respectively.

The maturities of lease liabilities are as follows at March 31, 2021:

Fiscal Year Lease Maturities
2021	$28
2022	110
2023 and thereafter	115
Total lease payments	253
Less portion of payments representing interest	(40)
Present value of lease payments	$213
Less current portion of lease liability	88
Noncurrent lease liability	$125

11.	Fair Value Measurements

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and June 30, 2020, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,626	$8,626	$—	$—
Equity securities	19	19	—	—
Total	$8,645	$8,645	$—	$—

	As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$307	$307	$—	$—
Equity securities	7	7	—	—
Total	$314	$314	$—	$—
Liabilities:
Convertible debt	$38	$—	$—	$38
Derivative liability, convertible debt	33	—	—	33
Total	$71	$—	$—	$71

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

 The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

Balance, June 30, 2020	$71
Additions to convertible debt	—
Conversions to equity	(38)
Realized and unrealized losses	(33)
Balance, March 31, 2021	$—

As discussed in Note 5, the Nordmin Convertible Note and Lind III Convertible Security were initially recorded at fair value, which represents a nonrecurring fair value measurement using a Level 3 input. The significant unobservable valuation inputs for the Nordmin Convertible Note and Lind III Convertible Security includes an expected return of 7% and 21%, respectively.

12.	SUBSEQUENT EVENTS

On February 22, 2021, the Company announced that it formally exercised its option to purchase two parcels of land and associated rights in Johnson County, Nebraska associated with the Company’s Elk Creek Project, pursuant to the Amended and Restated Option to Purchase, dated as of April 29, 2020 (the “Option Agreement”), between Beverly J. Beethe and ECRC. On April 23, 2021, ECRC formally exercised and closed on the Option Agreement. Pursuant to the terms of the Option Agreement, the Owner sold, transferred, conveyed and assigned all of her rights, privileges, title and interest in and to the real property to ECRC, including any associated oil, gas and mineral rights. The Option Agreement provides for a purchase price calculated based on the appraised value per acre of the parcels of land, the mineral rights and the structures erected on the land. The purchase price was approximately $6.2 million.

On April 30, 2021, the Company repaid $1,000 to Mark Smith, to retire all of the outstanding balance on the Smith Loan. On April 30, 2021 and May 4, 2021, The Company repaid $250 and $250, respectively, representing partial repayments on the Smith Credit Facility. Each of these loan repayments utilized proceeds from the exercise of warrants. Additionally, on May 4, 2021, the Company repaid $138 to Mark Smith, representing accrued interest on the Smith Loan through the repayment date noted above and accrued interest on the Smith Credit Facility through April 30, 2021.

On May 10, 2021, the Company closed a non-brokered private placement (the “April 2021 Private Placement”) of units of the Company (“Units”). A total of 4,334,157 Units were issued at a price per Unit of C$1.43, for total gross proceeds to the Company of approximately C$6.2 million. Each Unit issued pursuant to the April 2021 Private Placement consisted of one Common Share and one Warrant. Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$1.63 for a period of two years from the date of issuance. Proceeds of the April 2021 Private Placement will be used for continued advancement of the Company’s Elk Creek Superalloy Materials Project, including ongoing detailed engineering efforts, conducting technical assessments of potentially adding rare earth products to the planned product offering, and for working capital and general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three and nine months ended March 31, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

COVID-19

In December 2019, COVID-19 was identified in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries, including the United States, continue to take steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long currently enacted measures will remain in place. COVID-19 vaccination programs started in the United States in December 2020 and currently over one-third of the populations of both Colorado and Nebraska are fully vaccinated. As a result of the COVID-19 pandemic, the Company is following, and will continue to follow, social distancing, health and safety protocol, business-related social gathering restrictions, and other similar guidelines promulgated by both Colorado and Nebraska governmental officials.

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

On December 21, 2020, the U.S. Congress passed the Consolidated Appropriations Act, 2021 (the “Act”), which provided additional COVID-19 relief legislation as well as government funding and other bills. The Act removes the previous requirement that PPP borrowers deduct the amount of any EIDL advance from their PPP forgiveness amount. The SBA released Procedural Notice 5000-20075, effective January 8, 2021, stating that the SBA will no longer deduct EIDL Advances from forgiveness payments remitted to PPP lenders. Accordingly, the Company recorded a gain in other income in the consolidated statement of operations for the remaining $10 of the SBA Loan.

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

Recent Corporate Events

On February 19, 2021, the Company issued to Lind Global Asset Management III, LLC (“Lind III”), an entity managed by The Lind Partners, a New York-based asset management firm, a convertible security (the “Lind III Convertible Security”) pursuant to a definitive convertible security funding agreement, dated as of February 16, 2021 (the “Lind Agreement”), between the Company and Lind III. The Lind III Convertible Security has a face value of $11,700 (representing $10,000 in funding plus an closed an implied 8.5% interest rate per annum for the term of the Lind III Convertible Security). After deducting a $350 commitment fee as set forth in the Lind Agreement, NioCorp received net proceeds of $9,650 from the funding of the Lind III Convertible Security. The Company intends to use the proceeds from the funding of the Lind III Convertible Security to pay the exercise price under an option-to-purchase agreement on a key land parcel associated with the Company’s Elk Creek Project, as discussed below under “Elk Creek Project Update,” as well as for general corporate purposes.

The Lind III Convertible Security has a term of (i) 24 months or (ii) 30 calendar days after the date on which the face value of the Lind III Convertible Security is nil due to such amount having been fully converted and/or fully repaid (including with any applicable premium) in accordance with the terms of the Lind Agreement, whichever is earlier. The Lind III Convertible Security constitutes the direct, general and unconditional obligation of the Company and ranks pari-passu with the Company’s other indebtedness. The Lind III Convertible Security is guaranteed on a secured basis by 0896800 B.C. Ltd., a wholly-owned subsidiary of the Company (“0896800”), and Elk Creek Resources Corp., a private Nebraska corporation and wholly-owned subsidiary of 0896800 (“ECRC”).

The Lind III Convertible Security is secured by all of the assets and property of the Company and 0896800, including all of the issued and outstanding shares of 0896800 pledged by the Company and all of the issued and outstanding shares of ECRC pledged by 0896800, and certain real property and fixtures of ECRC. The liens securing the Lind III Convertible Security rank pari-passu with the liens securing: i) the loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Smith Loan”), pursuant to the Loan Agreement, dated June 17, 2015, by and between the Company and Mr. Smith, as amended from time to time; and ii) a non-revolving credit facility (the “Smith Credit Facility”) with a limit of $3,500 with Mr. Smith, pursuant to the Credit Facility Agreement, dated January 16, 2017, between the Company and Mr. Smith, as amended from time to time. The liens securing the Lind III Convertible Security rank senior to the liens securing the Smith Loan and the Smith Credit Facility on any amount that is owed by the Company to Mr. Smith in excess of $4,000.

Pursuant to the Lind Agreement, Lind III is entitled to convert the Lind III Convertible Security into common shares of the Company (“Common Shares”) in monthly installments over its term at a price per Common Share equal to 85% of the volume-weighted average price Common Shares on the Toronto Stock Exchange (“TSX”) for the five trading days immediately preceding to the date on which Lind III provides notice to the Company of its election to convert. Subject to certain exceptions, the Lind Agreement contains restrictions on how much of the Lind III Convertible Security may be converted in any particular month. The Lind Agreement also provides NioCorp with the option to buy back the remaining face amount of the Lind III Convertible Security in cash at any time; provided that, if the Company exercises such option, Lind III will have the option to convert up to 33.33% of the remaining face amount into Common Shares at the price described above. In addition, Lind III is entitled to accelerate its conversion right to the full amount of the face value of the Lind III Convertible Security or demand repayment thereof in cash upon the occurrence of an event of default and other designated events described in the Lind Agreement.

On February 19, 2021, in connection with the funding and issuance of the Lind III Convertible Security, the Company issued 8,558,000 Common Share purchase warrants, exercisable at a price per Common Share of C$0.97, expiring February 19, 2025 (the “Lind III Warrants”), to Lind III pursuant to the Lind Agreement.

The Lind III Convertible Security and the Lind III Warrants were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof based upon the representations and warranties of Lind III in the Lind Agreement.

On April 30, 2021, the Company repaid $1,000 to Mark Smith, to retire all of the outstanding balance on the Smith Loan. On April 30, 2021 and May 4, 2021, The Company repaid $250 and $250, respectively, representing partial repayments on the Smith Credit Facility. Each of these loan repayments utilized proceeds from the exercise of warrants. Additionally, on May 4, 2021, the Company repaid $138 to Mark Smith, representing accrued interest on the Smith Loan through the repayment date noted above and accrued interest on the Smith Credit Facility through April 30, 2021.

On May 10, 2021, the Company closed a non-brokered private placement (the “April 2021 Private Placement”) of units of the Company (“Units”). A total of 4,334,157 Units were issued at a price per Unit of C$1.43, for total gross proceeds to the Company of approximately C$6.2 million. Each Unit issued pursuant to the April 2021 Private Placement consisted of one Common Share and one Warrant. Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$1.63 for a period of two years from the date of issuance. Proceeds of the April 2021 Private Placement will be used for continued advancement of the Company’s Elk Creek Superalloy Materials Project, including ongoing detailed engineering efforts, conducting technical assessments of potentially adding rare earth products to the planned product offering, and for working capital and general corporate purposes.

Elk Creek Project Update

On February 22, 2021, the Company announced that it formally exercised its option to purchase two parcels of land and associated rights in Johnson County, Nebraska associated with the Company’s Elk Creek Project, pursuant to the Amended and Restated Option to Purchase, dated as of April 29, 2020 (the “Option Agreement”), between Beverly J. Beethe and ECRC. On April 23, 2021, ECRC formally exercised and closed on the Option Agreement. Pursuant to the terms of the Option Agreement, the Owner sold, transferred, conveyed and assigned all of her rights, privileges, title and interest in and to the real property to ECRC, including any associated oil, gas and mineral rights. The Option Agreement provides for a purchase price calculated based on the appraised value per acre of the parcels of land, the mineral rights and the structures erected on the land. The purchase price was approximately $6.2 million.

On February 23, 2021, the Company announced that it has signed a contract with Cementation USA, Inc, part of the Cementation Americas Group (“Cementation”), a leading global underground mine contracting and engineering company, to continue advancing detailed engineering work associated with the Elk Creek Project. Under the contract, Cementation will conduct an evaluation of the current design for the Elk Creek Project’s underground mine and prepare a detailed cost estimate for the final detailed engineering that would be required to bring the mine design to “Issued for Construction” status. As previously announced by NioCorp, Cementation has been selected as the lead Engineering, Procurement, and Construction contractor for the underground aspects of the Elk Creek Project. NioCorp expects to engage Cementation, if and when additional financing becomes available, to undertake Phase 2 of the contract, which involves completion of the detailed engineering for the mine.

On March 2, 2021, the Company announced that it launched a review of the economic potential of expanding its currently planned product suite from the Elk Creek Project to also include rare earth products. We currently plan to produce niobium, scandium, and titanium at the Elk Creek Project once project financing is secured and the Elk Creek Project is operational, and any rare earth products that might be produced would be additional to our currently planned products.

The Company’s review of previously collected data on rare earth content comes in response to growing interest by governments and industrial consumers around the world for additional sources of rare earths beyond current suppliers. As noted in more detail below, additional test work is needed to establish a means of recovering and extracting rare earths into saleable products.

The Company has completed a comprehensive geologic and metallurgical evaluation of all of the rare earth data associated with the Elk Creek Project. Of the 20,364 assay results in the Elk Creek database, 13,287 (65%) contain a complete suite of analytical data for all commercial rare earth elements. Included within this dataset are 661 assays where the Total Rare Earth Oxide (“TREO”) assay results are greater than one percent.

Our current plan to extract and purify niobium, scandium, and titanium from ore that may be produced by the Elk Creek Project involves putting these critical minerals into solution. As part of that process, rare earth elements would be simultaneously put into solution. Among the factors NioCorp will now consider as part of its overall plan to move the Elk Creek Project from the exploration stage to the development stage, and ultimately, the production stage, subject to securing additional financing, is the economic potential for additional processing of the solubilized rare earths into commercial rare earth products.

Other Activities

Our long-term financing efforts continued during the quarter ended March 31, 2021. However, as noted above under “COVID-19,” the COVID-19 pandemic has created uncertainty and continues to impact processes related to the Company’s efforts to obtain project financing. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local permits;
●	Continued evaluation of the potential to produce rare earth products
●	Negotiation and completion of engineering, procurement and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities; and
●	Initiation of long-lead equipment procurement activities.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020
Operating expenses
Employee-related costs	$327	$341	$1,332	$1,040
Professional fees	83	41	276	226
Exploration expenditures	297	294	711	971
Other operating expenses	138	141	802	473
Total operating expenses	845	817	3,121	2,710
Other income	(22)	—	(208)	—
Loss on extinguishment	—	—	163	—
Change in financial instrument fair value	(60)	(49)	(32)	39
Foreign exchange (gain) loss	(94)	395	(497)	359
Interest expense	354	100	612	233
(Gain) loss on equity securities	(10)	(1)	(12)	2
Income tax expense	—	—	—	—
Net Loss	$1,013	$1,262	$3,147	$3,343

Nine months ended March 31, 2021 compared to nine months ended March 31, 2020

Significant items affecting operating expenses are noted below:

Employee-related costs increased in 2021 as compared to 2020, primarily due to increased share-based compensation costs, which reflect the timing of 2021 Option grants, which were fully vested and expensed on the grant date.

Exploration expenditures decreased in 2021 as compared to 2020, primarily due to the costs incurred in 2020 related to advancing work to obtain an air construction permit from the State of Nebraska. 2021 expenditures primarily related to the ongoing personnel costs, as well as general project advancement activities.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures and other miscellaneous costs. These costs increased in 2021 as compared to 2020 primarily due to 2021 Option grants, which were fully vested and expensed on the grant date. These costs were partially offset by a decrease in finance-related contract costs.

Other significant items impacting the change in the Company’s net loss are noted below:

Other income for 2021 represents the forgiveness of the Company’s SBA Loan as discussed in Note 6 to the financial statements included in this Quarterly Report on Form 10-Q, and other minor gains.

Loss on extinguishment for 2021 represents the loss incurred in connection with the conversion of the Nordmin accounts payable balance to the one-year Nordmin Convertible Note, as discussed in Note 5 to the financial statements included in this Quarterly Report on Form 10-Q.

Foreign exchange (gain) loss is primarily due to changes in the U.S. dollar against the Canadian dollar and reflects the timing of foreign currency transactions, primarily U.S. dollar-based related party loans, and subsequent changes in exchange rates, and the gain during 2021 as compared to a loss in 2020 is due to a decline in the U.S. dollar relative to the Canadian dollar in 2021.

Interest expense increased in 2021 as compared to 2020 primarily due to the accretion of the Lind III Convertible Security, which began in February 2021, as well as the timing of 2020 increases in principal amounts outstanding under the non-revolving credit facility agreement (the “Credit Agreement”) with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Overall, the decrease in net loss for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily the result of the same factors underlying the nine-month changes in foreign exchange (gain) loss and interest expense as discussed above.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, the exercise of incentive stock options and share purchase warrants, and related party loans. While the COVID-19 pandemic has created uncertainty with respect to overall project funding timelines, we believe that we will be able to secure additional private placement financings in the future, although we cannot predict the timing, size, or pricing of any such financings. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and the impacts of the COVID-19 pandemic have substantially reduced the number of potential buyers/acquirers of any such interests.  However, we cannot provide any assurances that we will be able to be successful in raising such funds.

As of March 31, 2021, the Company had cash of $8.6 million and a working capital surplus of $2.9 million, compared to cash of $0.3 million and working capital deficit of $7.7 million on June 30, 2020. The working capital surplus for 2021 is due to the timing of cash inflows from convertible debt arrangements and warrant redemptions to support current operations offset slightly by a continued effort to reduce outstanding accounts payable balances.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $9.2 million until June 30, 2021, inclusive of the purchase of land parcels described above under “Elk Creek Project Update,” as well as the retirement of the Smith Loan and partial repayment of the Smith Credit Facility discussed above under “Recent Corporate Events.” In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $601 per month where approximately $590 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $11 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it has sufficient cash, including net proceeds from the April 2021 Private Placement, to continue to fund basic operations for the next twelve months. As additional funds are secured, we will continue advancing the project in the areas of financing, permitting, and detailed engineering. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $nil until June 30, 2021. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2021, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

We currently have no further funding commitments or arrangements for additional financing at this time (other than the April 2021 Private Placement and the potential exercise of Options and Warrants) and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2020 disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We may not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. The continued spread of COVID-19 has resulted in business travel restrictions and capital market disruptions, and this has had an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the nine months ended March 31, 2021, the Company’s operating activities consumed $3.6 million of cash (2020: $2.2 million). The cash used in operating activities for the nine months ended March 31, 2021 reflects the Company’s funding of losses of $3.1 million, partially offset by share-based compensation charges, other non-cash transactions and a $1.0 million decrease in accounts payable and accrued liabilities. Overall, operational outflows during the nine months ended March 31, 2021 increased from the corresponding period of 2020 due to the continued focus on paying down our outstanding accounts payable. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $11.9 million during the nine months ended March 31, 2021, as compared to $1.9 million during the corresponding period in 2020, primarily reflecting the timing of the Lind III Convertible Security funding in February 2021, as well as warrant and option exercises and related party debt drawdowns initiated during the comparative periods.

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

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” as of June 30, 2020, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, other than (i) the signing of the three-year corporate office lease extension; (ii) the conversion of the remaining balance under the convertible security held by Lind of $38 into 64,298 Common Shares on July 9, 2020; (iii) the conversion of $50 of the Company’s convertible promissory notes into 67,695 Common Shares on the maturity date, October 14, 2020; (iv) the forgiveness of $186 of the SBA Loan on November 18, 2020; (v) the set-off of accounts payable relating to past services provided by Nordmin with the issuance of the Nordmin Convertible Note in the principal amount of $1,872 on December 18, 2020; (vi) the funding of the Lind III Convertible Security on February 19, 2021, resulting in net proceeds of $9,650; (vii) the conversion of the remaining $750 of the Company’s convertible promissory notes into 976,921 Common Shares on March 16, 2021; and (viii) repayment of the outstanding Smith Loan of $1,000 on April 29, 2021 and $250 reductions to the Smith Credit Facility on April 29, 2021 and May 4, 2021, respectively. Effective December 14, 2020, the maturity date Smith Credit Facility was extended to December 15, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2021, the Company issued 976,921 Common Shares upon conversion of the remaining $750 of the Company’s convertible promissory notes. The Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2021, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title

3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
10.1(2)	Amended and Restated 2016 Incentive Stock Option Plan
10.2(3)	Convertible Security Funding Agreement, dated February 16, 2021, between NioCorp Developments Ltd. and Lind Global Asset Management III, LLC
10.1(3)	Form of Lind Warrant Certificate
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(4)	XBRL Instance Document
101.SCH(4)	XBRL Taxonomy Extension- Schema
101.CAL(4)	XBRL Taxonomy Extension – Calculations
101.DEF(4)	XBRL Taxonomy Extension – Definitions
101.LAB(4)	XBRL Taxonomy Extension – Labels
101.PRE(4)	XBRL Taxonomy Extension – Presentations

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021 and incorporated herein by reference.
(4)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended March 31, 2021 and 2020, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2021 and 2020, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three and Nine Months ended March 31, 2021 and 2020 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: May 11, 2021

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 11, 2021