Form 10-K
period 2021-06-30
NIOCORP DEVELOPMENTS LTD
filed 2021-09-08
CIK 1512228

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Yes ☐   No ☒

At December 31, 2020, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $139,404,667 based on the closing sale price as reported on the Toronto Stock Exchange and the daily exchange rate as reported by the Bank of Canada for conversion of Canadian dollars into U.S. dollars. There were 258,683,308 common shares outstanding on September 8, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive proxy statement on Schedule 14A for its 2021 annual general meeting of shareholders.

TABLE OF CONTENTS

Contents

Glossary of Terms

0896800	0896800 B.C. Ltd., a wholly owned subsidiary of the Company and 100% owner of ECRC

2019 Elk Creek Feasibility Study	A CIM-compliant NI 43-101 feasibility study for the Elk Creek Project filed on SEDAR on May 29, 2019, with an effective date of April 16, 2019

CAPEX	Capital expenditures

CIM	Canadian Institute of Mining and Metallurgy

Common Shares	The Common Shares, without par value, in the capital stock of NioCorp as the same are constituted on the date hereof, as traded on the TSX

COVID-19	The disease caused by a novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020

cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate

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

diamond drilling	A type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis

Dodd-Frank Act	The United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

ECRC	Elk Creek Resources Corp., a private Nebraska corporation and wholly owned subsidiary of 0896800

Elk Creek Project	NioCorp’s niobium, scandium, and titanium project located on the Elk Creek Property

Elk Creek Property	NioCorp’s Carbonatite property located in Southeast Nebraska, USA on which the Elk Creek Project is located

EPA	The United States Environmental Protection Agency

Exchange Act	United States Securities Exchange Act of 1934, as amended

Ferroniobium	An iron-niobium alloy, with a niobium content of 60-70%

feasibility study

A comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental, and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production

i

grade	A particular quantity of metal or mineral, relative to other constituents, in a specified quantity of rock

host	A rock or mineral that is older than rocks or minerals introduced into it or formed within it

host rock	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur

HSLA steel	High-strength low-alloy steel

JOBS Act	United States Jumpstart Our Business Startups Act of 2012

LoM	Life of Mine, the period from the beginning of construction to the end of mine life

Lind III	Lind Asset Management III, LLC, an entity managed by The Lind Partners, a New York based asset management firm

Lind IV	Lind Global Asset Management IV, LLC, an entity managed by The Lind Partners, a New York-based asset management firm

Lind III Agreement	NioCorp’s definitive convertible security funding agreement with Lind III dated February 16, 2021

Lind III Convertible Security	a convertible security dated as of February 16, 2021, issued to Lind III pursuant to the Lind III Agreement

Lind III Warrants	8,558,000 Common Share purchase warrants, exercisable at a price per Common Share of C$0.97, expiring February 19, 2025, and issued on February 19, 2021, to Lind III pursuant to the Lind III Agreement

Mark Smith	Chief Executive Officer, President, and Executive Chairman of NioCorp

mine design	A new proposed design for the underground portion of the Elk Creek Project based on detailed underground engineering conducted by Nordmin

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

Nordmin Agreement

A convertible note and warrant subscription agreement, dated as of December 18, 2020, between NioCorp and Nordmin, under which Nordmin agreed to subscribe for and purchase the Nordmin Note and Nordmin Warrants for a subscription price of approximately $1,804,000, which amount was set off against the amount owing to Nordmin by NioCorp for past services

Nordmin Note	A convertible note in the principal amount of approximately $1,872,000 issued by the Company to Nordmin pursuant to the Nordmin Agreement on December 18, 2020

Nordmin Warrants	Warrants issued to Nordmin pursuant to the Nordmin Agreement, each of which is exercisable into one Common Share at a price of C$0.80 per share until December 18, 2022

Offtake Agreement	An offtake agreement is an agreement between NioCorp and a third party for the purchase and sale of products to be produced from the Elk Creek Project

OSC	Ontario Securities and Exchange Commission

OPEX	Operating expenditures

Rare earth elements, rare earths or REEs

A group of 15 elements referred to as the lanthanide series in the periodic table of elements. Scandium and yttrium, while not true REEs, are also included in this categorization because they exhibit similar properties to the lanthanides and are found in the same ore bodies. Individual mineral deposits may not contain all REEs in economically recoverable quantities.

Rare earth products

Commercial rare earth products currently being examined for production by the Company, including neodymium-praseodymium oxide, dysprosium oxide, and terbium oxide. These are the primary rare earths compounds used to manufacture the world’s most powerful permanent magnets.

Sc or scandium

The element scandium (atomic number 21), a transition metal used as an alloying agent with aluminum that provides high strength and lower weight for aerospace industry components and other applications that need lightweight metals. It also is used in the electrolyte layer of solid oxide fuel cells.

SEC	United States Securities and Exchange Commission

Second Tranche Security	A convertible security issued by the Company to Lind IV pursuant to the Lind IV Agreement, under which Lind IV funded a total of US$5.4 million, including upfront prepaid interest

Securities Act	United States Securities Act of 1933, as amended

SEDAR	System for Electronic Document Analysis and Retrieval, the electronic filing system for the disclosure documents of issuers across Canada

SGS	SGS Canada Inc.

Smith Credit Agreement	A non-revolving credit facility agreement in the amount of $3.5 million with Mark Smith, dated January 16, 2017, as amended

SRK	SRK Consulting (US) Inc.

Ti or titanium

The element titanium (atomic number 22), a transition metal which in its oxide form is a common pigment in paper, paint, and plastic. In its metallic form, titanium is used in aerospace applications, armor, chemical processing applications, marine hardware applications, medical implants, power generation, and in sporting goods.

TSF	An engineered and lined tailings storage facility constructed as a permanent repository for wastes produced from mining and production of niobium, scandium and titanium products

TSX	The Toronto Stock Exchange

U.S.	The United States of America

USACE	The United States Army Corps of Engineers

U.S. GAAP	United States generally accepted accounting principles

USGS	The United States Geological Service

VWAP	The volume-weighted average price of the Company’s Common Shares on the TSX

SEC Industry Guide 7 Definitions

development stage

A mineral project which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study

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

v

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

In addition, in October 2018, the SEC approved final rules requiring comprehensive and detailed disclosure requirements for issuers with material mining operations. The provisions in Industry Guide 7 and Item 102 of Regulation S-K, have been replaced with a new subpart 1300 of Regulation S-K under the United States Securities Act. The Company will be required to comply with these new rules for the fiscal year ended June 30, 2022, and thereafter. See Item 2., “Properties – New SEC Disclosure Rules for Registrants Engaged in Mining Operations” for additional information regarding subpart 1300.

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

	Fiscal Year Ended June 30,
	2021	2020	2019
Canadian Dollars to U.S. Dollars
Rate at end of period	0.8068	0.7338	0.7641
Average rate for period	0.7807	0.7453	0.7556
High for period	0.8306	0.7710	0.7811
Low for period	0.7344	0.6898	0.7330

PART I

ITEM 1.         BUSINESS

Introduction

NioCorp was incorporated under the laws of the Province of British Columbia under the Business Corporations Act (British Columbia) on February 27, 1987, under the name “IPC International Prospector Corp.” On May 22, 1991, we changed our name to “Kingston Resources Ltd.” On June 29, 2001, we changed our name to “Butler Developments Corp.” On February 12, 2009, we changed our name to “Butler Resource Corp.” On March 4, 2010, we changed our name to “Quantum Rare Earth Developments Corp.” On March 4, 2013, we changed our name to “NioCorp Developments Ltd.”

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

The Company commenced a field exploration program in 2011, which included verification of previous work which was completed on the Elk Creek Property in the 1970s and 1980s, re-assaying of historic drill core, an airborne geophysical survey and the completion of five new diamond drillholes. The available data for the Elk Creek Property was compiled into an updated NI 43-101 resource estimate for the Elk Creek Project, which was issued in April 2012. Additional drilling and NI 43-101 technical reports, including resource updates and preliminary economic assessments, were completed and issued by the Company in 2014 and 2015.

During fiscal years 2016 and 2017, the Company focused on feasibility study development, and on June 30, 2017, we announced the completion of the 2017 Feasibility Study. In connection with a review by the OSC, on December 15, 2017, the Company filed a revised 2017 Feasibility Study. This revised study contained no changes to any previously reported numbers or forecasted economic returns of the Elk Creek Project from those contained in the originally filed 2017 Feasibility Study.

During fiscal year 2019, we received the new mine design based on detailed underground engineering conducted by Nordmin. On April 16, 2019, we announced the results of the updated underground mine design and supporting infrastructure, the results of an update to the Elk Creek Project’s mineral resource and mineral reserve estimates, and the 2019 Elk Creek Feasibility Study based on the new mine design. During fiscal year 2020, the Company focused efforts on advancing detailed engineering of the surface and underground facilities and negotiating the follow-on contracts associated with the planned construction of the surface and underground features of the project, as well as obtaining a State of Nebraska air construction permit (the “Air Permit”) from the NDEE. The Air Permit describes all of the prospective air emissions from the planned facility and required the completion of an air quality model that demonstrates compliance with the National Ambient Air Quality Standards (“NAAQS”). The final Air Permit was issued by the State of Nebraska on June 2, 2020, for the Elk Creek Project.

During fiscal year 2021, we obtained funding which allowed us to purchase land and mineral rights at the Elk Creek Property and continue early project execution activities. With the acquisition of the land and mineral rights, the Company now owns the surface land on which the Elk Creek Project’s mine infrastructure and supporting operations will be located once sufficient project financing is obtained, along with ownership of the mineral rights to more than 90% of the Elk Creek Project’s Mineral Resource and Mineral Reserve.

Information regarding the 2019 Elk Creek Feasibility Study is discussed below under Item 2., “Properties.”

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the JOBS Act as we did not have more than $1.07 billion in annual gross revenue during our most recently completed fiscal year.

We will lose our status as an emerging growth company on June 30, 2022, which is the fiscal year following the fifth anniversary of the date of the first sale of Common Shares pursuant to an effective registration statement.

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

Because we will lose our status as an emerging growth company as of June 30, 2022, we will become subject to Section 14A(a) and (b) of the Exchange Act beginning next fiscal year. However, notwithstanding the loss of our status as an emerging growth company, we will continue to be exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 for so long as we are neither a “large accelerated filer” nor an “accelerated filer” as those terms are defined in Rule 12b-2 under the Exchange Act.

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

During fiscal year 2021, the Company initiated a review of the economic potential of expanding its currently planned product suite from the Elk Creek Project to also include rare earth products. The Company’s review of previously collected data on rare earth content in its Elk Creek Project comes in response to growing interest by governments and industrial consumers around the world for additional sources of rare earths beyond current suppliers. The Company has completed a comprehensive geologic and metallurgical evaluation of all of the rare earth data associated with the Elk Creek Project; however, additional test work is required to establish a means of potentially extracting and recovering rare earths into saleable products.

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

Cycles

The mining business is subject to mineral price cycles. The marketability of minerals and mineral concentrates is also affected by worldwide economic cycles. At the present time, strong demand for some minerals in many countries is lifting commodity prices, although it is difficult to assess how long such trends may continue. Fluctuations in supply and demand in various regions throughout the world are common.

The following table sets forth commodity prices for the last five calendar years for the ferroniobium, scandium trioxide and titanium dioxide products the Company anticipates extracting from its Elk Creek Project. These pricing surveys may not be representative of the pricing that the Company anticipates achieving for its products once commercial production begins from its Elk Creek Project.

Year	Ferroniobium U.S. Import Price ($/kg-Nb)(1)	Scandium Trioxide U.S. Price ($/kg)(2)	Titanium Dioxide U.S. Price ($/kg)(3)
2020	$37	$3,800	$1.20
2019	39	3,900	1.13
2018	38	4,600	1.03
2017	37	4,600	0.74
2016	41	4,600	0.74

(1)	Source: Argus Metal Prices, average annual ending price, 2020. Ferro-niobium 65% Niobium content, FOB U.S. warehouse.
(2)	Source: USGS Mineral Commodity Summary, 2021. scandium trioxide, 99.99% purity, 5-kilogram lot size.
(3)	Source: USGS Mineral Commodity Summary, 2021. Rutile mineral concentrate, bulk, minimum 95% Titanium Dioxide, f.o.b. Australia.

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

Environmental Regulation − Nebraska

Nebraska has a well-developed set of environmental regulations and responsible agencies but does not have clearly defined regulations with respect to permitting mines. As such, review of the project and the issuance of permits by Nebraska agencies and regulatory bodies could potentially impact the total time to market for our Elk Creek Project. Other Nebraska regulations govern operating and design standards for the construction and operation of any source of air emissions and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating conditions, technical criteria, fees, or surety requirements. The most stringent permit related to air quality is known as a Prevention of Significant Deterioration (“PSD”) Permit, which requires the applicant to demonstrate compliance with NAAQS and Best Available Control Technology (“BACT”) for the control of air emissions. If the facility exceeds the potential to emit thresholds for such a permit and is thus subject to PSD requirements, permanent construction at the project site may not begin until the responsible agency issues the PSD Permit. For facilities in Nebraska with potential emissions below PSD thresholds, a state air construction permit is needed. The state permit also requires a demonstration of compliance with NAAQS but does not require a BACT demonstration and further allows construction at a subject facility to proceed ahead of permit issuance through an established variance process.

Human Capital

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

As of June 30, 2021, we had seven full-time and two part-time employees, as well as one contract employee. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management.

Our compensation programs are designed to align compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances competitive wages and benefits and incentive earnings for both short-term and long-term performance.

Our priority to maintain a culture of ethical performance as a core value is reflected in the Company’s Code of Conduct (as defined below) and other related policies. Oversight is provided by the Company’s Board of Directors and, for specific areas of performance, by committees of the Board of Directors. Employees are required to review the Code of Conduct on a periodic basis. Our compensation programs also include consideration of ethical performance in determining incentive awards.

The Company also provides a robust suite of benefits to our employees, including 401(k) participation, medical-insurance options, and programs to encourage and support the whole person.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might,” or “will” be taken, occur, or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes or disruptions in the securities markets;
●	risks related to our history of losses;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to feasibility study results;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the establishment of a reserve and resource for rare earth elements and the development of a viable recovery process for rare earth elements;
●	risks related to the price volatility of commodities;
●	risks related to estimates of mineral resources and reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to differences in U.S. and Canadian reserve and resource reporting;
●	risks related to our exploration activities being unsuccessful;
●	risks related to our ability to obtain permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to proposed legislation that may significantly affect the mining industry;
●	risks related to land reclamation requirements;
●	risks related to competition in the mining industry;
●	risks related to the management of the water balance at our Elk Creek Project;
●	risks related to equipment and supply shortages;
●	risks related to current and future joint ventures and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the ability to enforce judgment against certain of our Directors;
●	risks related to claims on the title to our properties;
●	risks related to surface access on our properties;
●	risks related to potential future litigation;
●	risks related to our lack of insurance covering all our operations;
●	risks related to the need for resilience in the face of potential impacts from climate change;
●	risks related to a disruption in, or failure of, our information technology (“IT”) systems, including those related to cybersecurity;
●	risks related to covenants contained in agreements with our secured creditors that may affect our assets;
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing;
●	risks related to our status as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended;
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules;
●	risks related to our status as an “emerging growth company” and the impact of related reduced reporting requirements on our ability to attract investors; and
●	risks related to the effects of the COVID-19 pandemic on our business plans, financial condition and liquidity.

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

The audit opinion and notes that accompany our financial statements for the year ended June 30, 2021, disclose that substantial doubt exists as to our ability to continue as a going concern. The financial statements included in this Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future exploration and working capital requirements or our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our Common Shares and/or debt and the potential profitable exploitation of our Elk Creek Project. Additionally, capital markets and general economic conditions in the U.S. and Canada may impose significant obstacles to raising the required funds. As discussed further below, while we have been successful in doing so in the past, there can be no assurance we will be able to raise funds in the future. These factors raise substantial doubt about our ability to continue as a going concern.

We will require significant additional capital to fund our business plan.

We will be required to expend significant funds to develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. We anticipate that we will be required to make substantial capital expenditures for the development of our Elk Creek Project.

As of June 30, 2021, the Company had cash of $7.3 million and a working capital surplus of $3.4 million, compared to cash of $0.3 million and working capital deficit of $7.7 million on June 30, 2020.

As of June 30, 2021, the Company’s current planned operational needs were approximately $7.3 million through the end of fiscal 2022. From the date of this Form 10-K, the Company anticipates that it has sufficient cash, inclusive of net C$0.8 million received from warrant exercises subsequent to June 30, 2021, to continue to fund basic operations for the next twelve months. This includes general overhead costs, expected costs relating to securing financing necessary for the Elk Creek Project, satisfying outstanding accounts payable, and potential retirement of our short-term debt obligations. Access to additional funds will be utilized to further advance the Elk Creek Project through substantive near-term milestones.

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

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods ($000):

●	$4,390 for the year ended June 30, 2021;
●	$4,001 for the year ended June 30, 2020; and
●	$7,336 for the year ended June 30, 2019.

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

Although it is not possible to predict the ultimate impact of the COVID-19 pandemic, including on NioCorp’s business plans, financial position or liquidity, such impacts that may be material include, but are not limited to: (i) inability to obtain necessary licenses or permits due to impacts on the operations of local, state and federal regulatory agencies, (ii) delays in the completion of the mine and surface engineering designs and uncertainty regarding our ability to finalize necessary Engineering, Procurement, and Construction (“EPC”) agreements as a result of disruptions in the businesses of our engineering consultants and key contractors for the Elk Creek Project, (iii) reduced availability and productivity of our employees, (iv) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (v) a negative impact on our liquidity position, and (vi) increased costs and less ability to access funds under our existing credit facility and the capital markets. The full extent to which the COVID-19 pandemic and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including, but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume.

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

Scandium trioxide is used in solid oxide fuel cells and has the potential to become a valuable alloy with aluminum in the aerospace and automotive industries. Supply of scandium has been sporadic in recent years, and there are no primary scandium mines in the world at present. Production primarily occurs as a by-product from existing metallurgical plants, primarily in Russia, Canada, the Philippines, and China. Our management believes the Elk Creek Project would significantly increase the world’s supply of scandium trioxide. Although the Company’s market studies indicate a positive outlook for demand, there is no assurance at present that the Company could sell all of its production. In addition, the sale of scandium represents a significant portion of the Elk Creek Project revenue; achieving the revenue projected in the Company’s studies is subject to market growth in scandium, which is a developing market with a risk of oversupply and/or undersupply disrupting pricing.

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

We may not be able to establish a resource/reserve for rare earth elements, and we may not be able to develop a viable recovery process for rare earth elements.

The market for rare earth products requires particular levels of purity and chemical form, which are achieved through the extraction and separation of individual rare earth elements from each other as well as from the other constituents in the rare earth ore. At present, the Company has not completed the engineering or testing of a process for producing commercial rare earth products and has further not declared a compliant rare earth resource or reserve estimate for the Elk Creek deposit. The completion of the work necessary to demonstrate an economically feasible rare earth recovery system will require significant expenditures of cash and considerable time to complete. There is no guarantee that the Company will be successful in demonstrating positive economics for a rare earth recovery system tied to the Elk Creek Project, nor is there any guarantee that once constructed, the rare earth recovery system will operate as designed and produce saleable commercial products.

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

There are risks that title to our properties may be challenged or impugned. Our Elk Creek Project is located in Nebraska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. Our current leases give us an option to purchase additional property, which, along with the property we already own, will allow us to construct the Elk Creek Project once sufficient project financing is obtained. The rights of the current owners to sell the property subject to these options may be subject to prior unrecorded or unknown claims to title. We have investigated our rights to explore and exploit the Elk Creek Project resource and, to the best of our knowledge, our rights in relation to lands covering the Elk Creek Project resource are in good standing. However, there may be valid challenges to the title of our properties that, if successful, could impair development and/or operations. Further, our current land agreements, which are important for operations, are of fixed duration and expire between December 2024 and May 2040.

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

Risks Related to Government Regulation

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

Risks Related to Our Debt

In the event of certain breaches with our Secured Creditors, our assets may be affected.

We have, in connection with the Smith Credit Agreement, granted security interests to Mark Smith (the “Secured Creditor”) over all of the assets of the Company in consideration of the debt facilities provided by the Secured Creditor. In the event of certain breaches of the terms of the Smith Credit Agreement, the Secured Creditor may be entitled to execute on its security interest and seize or retain our assets, including the shares of 0896800 and ECRC, as well as any assets of either subsidiary. Certain rights of the Secured Creditor to execute on its security interests are subject to notice and cure provisions in respect of default by us; however, any such exercise could materially damage our value and our ability to retain or progress development of the Elk Creek Project.

The level of our indebtedness from time to time could impair our ability to obtain additional financing.

From time to time, we may enter into transactions to acquire assets or the shares of other companies or to fund development of the Elk Creek Project. These transactions may be financed partially or wholly with debt, which may increase our debt levels above industry standards. Our articles of incorporation do not limit the amount of indebtedness that we may incur. Our indebtedness could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise. Our ability to service our debt obligations will depend on our future operations, which are subject to prevailing industry conditions and other factors, many of which are beyond our control.

Risks Related to the Common Shares

We believe that we may be a “passive foreign investment company” for the current taxable year and for one or more future taxable years, which may result in materially adverse U.S. federal income tax consequences for U.S. investors.

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. U.S. shareholders should be aware that we believe we were classified as a PFIC during our tax years ended June 30, 2021 and 2020 and based on current business plans and financial expectations, believe that we may be a PFIC for the current and one or more future taxable years. If we are a PFIC for any taxable year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares or warrants, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. These consequences will be mitigated with respect to the Common Shares, but not the warrants, if the shareholder makes a timely and effective “qualified electing fund” or “QEF” election or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF election generally must include in income on a current basis for U.S. federal income tax purposes its share of our net capital gain and ordinary earnings for any taxable year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares and warrants.

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

In the past fiscal year, the trading price of our stock on the TSX has ranged from a low of C$0.69 to a high of C$2.08. In addition, stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to sell any Common Shares you acquire at a desired price.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will lose our emerging growth company status as of June 30, 2022. Until that time, however, we cannot predict if investors will find our Common Shares less attractive because we may rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our Common Share price may be more volatile. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Property Description and Location

The Elk Creek Property is a carbonatite deposit located in Johnson County, southeast Nebraska, USA. The carbonatite contains elements of economic significance, including niobium, titanium, and scandium, as well as potential economic significance for rare earth products. The Elk Creek Property is situated as shown in Figure 1 below and is located within the USGS Tecumseh Quadrangle Nebraska SE (7.5 minute series) mapsheet in Sections 1-6, 9-11; Township 3N; Range 11 and Sections 19-23, 25-36; Township 4N, Range 11, at approximately 40°16’ north and 96°11’ west in the State of Nebraska, in central USA. The Elk Creek Property is approximately 45 miles southeast of Lincoln, Nebraska, the state capital of Nebraska.

Figure 1 – Property Map showing Location of Elk Creek Project

Title and Ownership

The Company currently owns one 226.43-acre parcel of land and associated mineral rights, and an additional 40 acres of mineral rights, within the carbonatite footprint. The Elk Creek Project’s mine infrastructure and a portion of the supporting operations is planned to be located on this land parcel. Ownership of the mineral rights discussed above includes a 2% NSR royalty and grants us access to more than 90% of the Elk Creek Project’s Mineral Resources and Mineral Reserves.

The Company also holds nine option to purchase agreements (“OTPs”) that are material to the Elk Creek Project and one perpetual easement of a land parcel along the Missouri River. The current optioned land package covers an area of 1,476 acres and is reflective of the land needed to secure the remaining Mineral Resources and Mineral Reserves held under the OTPs along with the land needed for the development and operations of the Elk Creek Project for its proposed 36-year operating life.

The OTPs are between NioCorp’s wholly owned subsidiary ECRC and the individual landowners. Land ownership for the agreements significant to the Elk Creek Project are listed in Table 1 and shown in Figure 2. Significant agreements are those which have been demonstrated to host mineralized material, or which have the potential to be the site of buildings, facilities or other surface infrastructure.

Table 1: Active Lease Agreements Covering the Elk Creek Project as of August 2021

Agreement Identifier	Hectares	Acres	Agreement Expiry
Beethe007	66.27	163.75	20-Jan-26
Heidemann005	79.55	196.57	16-Mar-25
Nielsen001	100.90	249.32	25-Jun-25
Nielsen002	11.91	29.43	25-Jun-25
Watermann001	32.37	80.00	6-Sep-21
Woltemath80S	32.37	80.00	4-Dec-24
Woltemath002	152.49	376.81	4-Dec-24
Woltemath003J	89.03	220.00	25-Mar-25
Shuey001	32.37	80.00	27-May-40

Source: NioCorp, 2021

Figure 2 – Land Tenure Map as of August 2021

Source: NioCorp, 2021

The current estimated Mineral Resource is wholly contained within land owned by the Company and parcel Woltemath003J. The Company considers these two properties to be the only properties on which the Company’s development of the Elk Creek Project is substantially dependent.

As part of the OTPs, where required, the Company has also secured surface rights, which allow for access to the land for drilling activities and associated mineral exploration and project development work.

The agreements that involve mineral rights include a 2% NSR royalty attached with the OTP. The OTPs grant the Company an exclusive right to explore and evaluate the property for the term thereof, with an OTP the surface rights or a combination of the mineral and surface rights at any time during the term. As the Woltemath80S agreement is limited to an OTP for the surface rights only, it does not contain an NSR provision.

Accessibility, Physiography, Climate and Infrastructure

The Elk Creek Property is easily accessible year-round as it is situated approximately 45 miles southeast of Lincoln, Nebraska, the state capital, and approximately 68 miles south of Omaha, Nebraska. Access to the site can be completed via road or from one of the regional airports. There are several regular flights to both Lincoln and Omaha; however, the Elk Creek Property is most easily accessible from Lincoln. From Lincoln Municipal Airport, the Elk Creek Property is accessed via paved roads on the main network and a secondary network of gravel roads. The drive from the Lincoln Municipal Airport to the property is typically 1 hour and 15 minutes, and from Omaha’s Eppley Airport the drive is approximately 1 hour and 45 minutes.

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

The Elk Creek Property site has no existing infrastructure except being adjacent to Nebraska state highway 50 and County Road 721. The Elk Creek Project will be accessed from County Road 721 through a guard gate into the Elk Creek Property.

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

Historical Exploration

Drilling at the Elk Creek Property was conducted in three phases. The first was during the 1970’s and 1980’s by the Molybdenum Company of America (“Molycorp”), the second in 2011 by Quantum (NioCorp under its former name), and the third and latest program from 2014 to 2016 by NioCorp. To date, 129 diamond core holes have been completed for a total of 64,981 m over the entire geological complex. Of these, a total of 48 holes (33,909 m) have been completed to date in the mineralized area and are used in the current Mineral Resource estimate. Five additional holes with a total length of 3,353.1 m, were drilled for hydrogeologic and geotechnical purposes. No sampling has been completed of these holes to date and therefore they have not been considered for the Mineral Resource estimate.

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

Source: Nordmin, 2019

Molycorp 1973-1986

Between 1973 and 1974, Molycorp completed six drillholes: EC-1 to EC-4, targeting the Elk Creek anomaly, and two other holes outside the Elk Creek anomaly area. Drillholes were typically carried out by RC drilling through the overlying sedimentary rocks and diamond drilling through the Ordovician-Cambrian basement rocks.

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

The 2011 program consisted of five inclined drillholes, totaling 3,420 m of NQ size diameter core. Inclusive of this total, three drillholes, totaling 2,318 m, were drilled into the known Elk Creek deposit.

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

Mineral Reserves and Resources

The Mineral Reserves and Mineral Resources disclosed below are based on the 2019 Elk Creek Feasibility Study in conformity with generally accepted CIM “Estimation of Mineral Resource and Mineral Reserves Best Practices” guidelines and are reported in accordance with the CIM “Definition Standards – For Mineral Resources and Mineral Reserves, May 10, 2014.” Mineral Reserves and Mineral Resources at the Elk Creek Project as of June 30, 2021, are summarized below in Table 3 and Table 4, respectively.

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

○

Price and cost assumptions are based on the pricing of products at the “mine-gate”, with no additional down-stream costs required. The assumed products are a ferroniobium product (metallic alloy shots 0.65Nb●0.35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.

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

Table 4: Mineral Resource Statement for Elk Creek

Classification	Cut-off NSR (DIL)(US$/mt)	Tonnage (x1000 mt)	Nb2O5 Grade (%)	Contained Nb2O5 (mt)	TiO[2] Grade (%)	Contained TiO2 (mt)	Sc Grade (ppm)	Contained Sc (mt)
Indicated	180	183,185	0.54	981,092	2.15	3,940,419	57.65	10,562
Inferred	180	103,992	0.48	498,864	1.81	1,886,181	47.38	4,928

Source: Nordmin, 2019. All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

February 19, 2019 Mineral Resource Details
Parameter	Value	Unit
Mining Cost	50.0	US$/mt mined
Processing	125	US$/mt mined
General and Administrative	5.0	US$/mt mined
Total Cost	180	US$/mt mined
Nb2O5 to Niobium conversion	69.6%
Niobium Process Recovery	82.36%
Niobium Price	39.60	US$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	US$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 conversion	153.4%
Sc Price	3,675	US$/kg
Calculated CoG NSR diluted 6%	180	US$/mt

●	Mineral resources are reported inclusive of the mineral reserve. Mineral resources are not mineral reserves and do not have demonstrated economic viability. All figures are rounded to reflect the relative accuracy of the estimate and have been used to derive sub-totals, totals and weighted averages. Such calculations inherently involve a degree of rounding and consequently introduce a margin of error. Where these occur, Nordmin does not consider them to be material.

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
●

Price and cost assumptions are based on the pricing of products at the “mine-gate”, with no additional down-stream costs required. The assumed products are a ferroniobium product (metallic alloy shots 0.65Nb●0.35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.

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

●

Construction at the facility requires an air construction permit (the “Air Permit”) from the State of Nebraska, which was issued to the Company on June 2, 2020. The Air Permit describes all the prospective air emissions from the facility and required the completion of an air quality model that demonstrates compliance with the NAAQS.

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

●

The major land-use authorization for the project was received from Johnson County, Nebraska, on December 24, 2019, in the form of a Special Use Permit for the project. This land-use permit is a necessary precursor to any project-related construction activities. County zoning permits will be required for individual buildings constructed at the site, and the County requirement is that such applications must be submitted five days before construction commences.

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

Other Elk Creek Project Activities

On July 14, 2020, the Company announced that it secured an option-to-purchase agreement on a 164-acre land parcel in Johnson and Pawnee Counties for use in connection with the Elk Creek Project. The five-year agreement completed the renewal process begun in the fourth quarter of 2019, which secured options on all land needed for construction, operations, and planned future expansions as laid out in the 2019 Elk Creek Feasibility Study.

On September 29, 2020, the Company announced that advances by its technical team have uncovered a potential alternative process for extracting niobium from the Elk Creek Project. A series of metallurgical tests completed for NioCorp by L3 Process Development (“L3”) of West Jordan, Utah, established carbonation as a potential alternative metallurgical process for the extraction of niobium from ore that NioCorp expects to mine from the Elk Creek Project site. L3 and the Company conducted carbonation testing to optimize carbonation operating conditions, confirm reaction kinetics, evaluate total potential extraction for niobium and other elements. The Company continues to investigate the carbonation process and its potential application to the existing process flowsheet, including unit operations related to rare earth recovery.

On February 22, 2021, the Company announced that it formally exercised its option to purchase two parcels of land and associated rights in Johnson County, Nebraska, associated with the Elk Creek Project, pursuant to the Amended and Restated Option to Purchase, dated as of April 29, 2020 (the “Option Agreement”), between Beverly J. Beethe and ECRC. On April 23, 2021, ECRC closed on the Option Agreement. Pursuant to the terms of the Option Agreement, the owner sold, transferred, conveyed and assigned all of her rights, privileges, title and interest in and to the real property to ECRC, including any associated oil, gas and mineral rights. The Option Agreement provides for a purchase price calculated based on the appraised value per acre of the parcels of land, the mineral rights and the structures erected on the land. The purchase price was approximately $6.2 million. With this acquisition, the Company now owns the surface land on which the Elk Creek Project’s mine infrastructure and supporting operations will be located once sufficient project financing is obtained to allow the Elk Creek Project to proceed. Ownership of the land also gives the Company ownership of the mineral rights to more than 90% of the Elk Creek Project’s Mineral Resource and Mineral Reserve.

On February 23, 2021, the Company announced that it had signed a contract with Cementation USA, Inc, part of the Cementation Americas Group (“Cementation”), a leading global underground mine contracting and engineering company, to continue advancing detailed engineering work associated with the Elk Creek Project. Under the contract, Cementation will conduct an evaluation of the current design for the Elk Creek Project’s underground mine and prepare a detailed cost estimate for the final detailed engineering that would be required to bring the mine design to “Issued for Construction” status. As previously announced by NioCorp, Cementation has been selected as the lead Engineering, Procurement, and Construction contractor for the underground aspects of the Elk Creek Project. NioCorp expects to engage Cementation, if and when additional financing becomes available, to undertake Phase 2 of the contract, which involves completion of the detailed engineering for the mine.

On March 2, 2021, the Company announced that it launched a review of the economic potential of expanding its currently planned product suite from the Elk Creek Project to also include rare earth products. We currently plan to produce niobium, scandium, and titanium at the Elk Creek Project once project financing is secured and the Elk Creek Project is operational, and any rare earth products that might be produced would be additional to our currently planned products. The Company’s review of previously collected data on rare earth content comes in response to growing interest by governments and industrial consumers around the world for additional sources of rare earths beyond current suppliers. Additional test work is required to establish a means of potentially extracting and recovering rare earths into saleable products.

Our current plan to extract and purify niobium, scandium, and titanium from ore that may be produced by the Elk Creek Project involves putting these critical minerals into solution. As part of that process, rare earth elements would be simultaneously put into solution. Among the factors NioCorp will now consider as part of its overall plan to move the Elk Creek Project from the exploration stage to the development stage, and ultimately, the production stage, is the economic potential for additional processing of the solubilized rare earths into commercial rare earth products.

Proposed Activities

Our long-term financing efforts continued through fiscal 2021. However, as noted above under “Recent Corporate Events,” the COVID-19 pandemic created uncertainty with respect to overall project funding and timelines. The full extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including, but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate  the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume.

As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local permits;
●	Negotiation and completion of EPC agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of final detailed engineering for surface project facilities;
●	Continuation of property maintenance and management activities;
●	Continuation of engineering and testwork related to potential rare earth extraction and recovery;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Initiation of revised mine groundwater investigation and control activities; and
●	Initiation of long-lead equipment procurement activities.

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

New SEC Disclosure Rules for Registrants Engaged in Mining Operations

In October 2018, the SEC approved final rules requiring comprehensive and detailed disclosure requirements for issuers with material mining operations. The provisions in Industry Guide 7 and Item 102 of Regulation S-K, have been replaced with a new subpart 1300 of Regulation S-K under the United States Securities Act. The Company will be required to comply with these new rules for the fiscal year ended June 30, 2022, and thereafter. The changes adopted are intended to align the SEC’s disclosure requirements more closely with global standards as embodied by the Committee for Mineral Reserves International Reporting Standards (“CRIRSCO”), including Canada’s NI 43-101 and CIM Definition Standards. Under the new SEC rules, SEC registrants will be permitted to disclose “mineral resources” even though they reflect a lower level of certainty than mineral reserves. Additionally, under the new SEC rules, mineral resources must be classified as “measured,” “indicated” or “inferred,” terms which have similar definitions in and are required to be disclosed by NI 43-101 for Canadian issuers and are not recognized under SEC Industry Guide 7.

Corporate Headquarters

We lease our principal executive office space at 7000 South Yosemite Street, Suite 115, Centennial, Colorado.

ITEM 3.         LEGAL PROCEEDINGS

As of September 8, 2021, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

ITEM 4.         MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended June 30, 2021, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

 Holders

As of June 30, 2021, we had 17,022 holders of record of the Common Shares.

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

Purchases of Equity Securities by the Company

We did not make any repurchases in the quarter ended June 30, 2021.

Recent Sales of Unregistered Securities

The following Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Lind III Convertible Security and based upon representations and warranties of Lind III in connection therewith.

Date	Conversion Amount	Shares Issued	Conversion Price/Share
June 25, 2021	$600,000	711,026	C$1.0397
June 28, 2021	$500,000	591,174	C$1.0396
June 29, 2021	$500,000	546,311	C$1.1291
August 17, 2021	$600,000	697,376	C$1.0818

The following Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Nordmin Note and based upon representations and warranties of Nordmin in connection therewith.

Date	Conversion Amount	Shares Issued	Conversion Price/Share
June 18, 2021	$250,000	267,535	C$1.1532
July 19, 2021	$250,000	267,333	C$1.1776
August 20, 2021	$250,000	266,918	C$1.1981

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

ITEM 6.        Reserved.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of NioCorp and subsidiaries. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Form 10-K. Discussions related to fiscal 2020 performance as compared to fiscal 2019 performance can be found in Item 7., “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Summary of Consolidated Financial and Operating Performance

	For the year ended June 30,
	2021	2020	2019
	($000)
Operating expenses	$4,092	$3,432	$6,436
Net loss	4,390	4,001	7,336
Net loss per share (basic and diluted)	0.02	0.02	0.03

The Company’s net loss increased slightly to $4.4 million for fiscal 2021 from $4.0 million for fiscal 2020. This increased net loss in 2021 as compared to 2020 is primarily due to 2021 Option grants, which were fully vested and expensed on the grant dates.

 During the fiscal years ended June 30, 2021 and 2020, the Company had no revenues. Operating expenses incurred related primarily to performing exploration and feasibility study related activities, as well as the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

Results of Operations (dollars in thousands)

	For the year ended June 30,
	2021	2020	2019
Operating expenses:
Employee related costs	$1,655	$1,376	$1,557
Professional fees	386	327	315
Exploration expenditures	1,056	1,201	3,144
Other operating expenses	995	528	1,420
Total operating expenses	4,092	3,432	6,436

Other income	(208)	-	-
Loss on extinguishment	163	-	-
Change in financial instrument fair value	(32)	38	630
Foreign exchange (gain) loss	(729)	179	(3)
Interest expense	1,113	354	266
(Gain) loss on equity securities	(9)	(2)	7
Income tax benefit	-	-	-
Net Loss	$4,390	$4,001	$7,336

Significant items affecting operating expenses are noted below:

Employee related costs for fiscal 2021 increased as compared to fiscal 2020 primarily due to increased share-based compensation costs reflecting the timing of Option issuances and the corresponding vesting periods, as well as the number of Options granted and associated fair value calculations.

Exploration expenditures decreased in fiscal 2021 as compared to fiscal 2020 reflecting work performed in 2020 to develop the detailed engineering necessary to support the successful Air Permit application. Fiscal 2021 expenditures primarily related to the ongoing personnel costs, as well as ongoing engineering and metallurgical projects and project advancement activities.

Other operating expenses include investor relations, general office expenditures, stock and proxy expenditures and other miscellaneous costs. Costs increased in fiscal 2021 as compared to fiscal 2020 primarily due to increases in share-based compensation costs for board members reflecting the timing of Option issuances and the corresponding vesting periods, and increased exchange registration costs associated with the Nordmin Note and the Lind III Convertible Security. These costs were partially offset by a decrease in finance-related contract costs.

Other significant items impacting the change in the Company’s net loss are noted below:

Foreign exchange (gain) loss is primarily due to changes in the U.S. dollar against the Canadian dollar and the fiscal 2021 gain primarily reflects the impact of a strengthened Canadian dollar as applied to U.S. dollar-denominated debt instruments which are carried on the Canadian parent company books. Foreign exchange loss during fiscal 2020 reflected the impacts of a strengthened U.S. dollar to Canadian dollar rate.

Interest expense increased in fiscal 2021 as compared to fiscal 2020 due primarily to the accretion associated with the Lind III Convertible Security and the Nordmin Note, both of which were entered into during fiscal year 2021, as well as an increase in interest expense incurred under the Smith Credit Agreement.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, and the exercise of incentive stock options and share purchase warrants. While we believe we will be able to secure additional private placement financings in the future, we cannot predict the size or pricing of any such financings. In addition, we may raise funds through the sale of interests in our mineral properties, although current market conditions and the impacts of the COVID-19 pandemic have reduced the number of potential buyers/acquirers of any such interests.

As of June 30, 2021, the Company had cash of $7.3 million and a working capital surplus of $3.4 million, compared to cash of $0.3 million and working capital deficit of $7.7 million on June 30, 2020. The working capital surplus for 2021 is due to the timing of cash inflows from financing activities and warrant exercises, as discussed below under “Financing Activities,” and was partially offset by expenditures incurred in connection with the closing of the Option Agreement for the Beethe008 land parcels, related party debt repayments and a continued effort to reduce our outstanding accounts payable balances.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $7.3 million until June 30, 2022, inclusive of the partial repayment of the Smith Loan discussed above under “Recent Corporate Events.”

 In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $385,000 per month where approximately $267,000 is for corporate overhead, lease extensions and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $118,000 per month is planned for expenditures relating to the advancement of the Elk Creek Project by ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may not have sufficient cash, inclusive of net C$0.8 million received from warrant exercises subsequent to June 30, 2021, to continue to fund basic operations for the next twelve months, and additional funds are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property and lease commitments are $15,000 until June 30, 2022, exclusive of costs incurred to exercise our current land and mineral right option agreements, which expire at various times between September 2021 and May 2040. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2021, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

In addition to the financing transactions discussed below under “Financing Activities,” the following transactions impacted our liquidity position during fiscal 2021:

●

On December 18, 2020, the Company issued the Nordmin Note and 500,000 Nordmin Warrants to Nordmin pursuant to the Nordmin Agreement under which Nordmin agreed to subscribe for and purchase the Nordmin Note and Nordmin Warrants for a subscription price of approximately $1,804,000, which amount was set off against the amount owing to Nordmin by NioCorp for past services.

The Nordmin Note will mature on December 18, 2021, with an implied interest rate of 5% per annum and, subject to certain terms and conditions, is convertible into up to 4,500,000 Common Shares at a conversion price of 92% of the five-day volume-weighted average price Common Shares on the Toronto Stock Exchange at the time of conversion. The Nordmin Note contains restrictions on how much of the principal amount may be converted in any 30-day period. The Nordmin Note also provides the Company with the option to prepay, in whole or in part, any outstanding principal amount thereunder, upon three days’ notice to Nordmin. In addition, Nordmin is entitled to accelerate the maturity of the Nordmin Note and require the Company to prepay the outstanding principal amount upon the occurrence of an event of default and other designated events described in the Nordmin Note.

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

Pursuant to the terms of the Nordmin Agreement, on December 18, 2020, the Company issued 836,551 Common Shares to Nordmin upon an initial conversion of $450,000 in principal amount of the Nordmin Note at a conversion price of C$0.684 per share.

●

On April 17, 2020, NioCorp’s subsidiary, Elk Creek Resources Corp., received a U.S. Small Business Administration Loan (the “SBA Loan”) from American National Bank, pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act, commonly referred to as the CARES Act, in the amount of $196,000. Under the terms of the SBA Loan, the Company may be eligible for full or partial loan forgiveness. The unforgiven portion of the SBA Loan is payable over two years at an annual interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP.

On October 27, 2020, the Company applied for loan forgiveness of $186,000, comprising the initial SBA Loan balance less $10,000 representing an Economic Injury Disaster Loan Advance grant (the “EIDL advance”) received by the Company in April 2020. On November 18, 2020, the Company was notified that the $186,000 loan forgiveness request had been approved.

On December 21, 2020, the U.S. Congress passed the Consolidated Appropriations Act, 2021, which provided additional COVID-19 pandemic relief legislation as well as government funding and other bills. The Consolidated Appropriations Act removes the previous requirement that PPP borrowers deduct the amount of any EIDL advance from their PPP forgiveness amount. The SBA released Procedural Notice 5000-20075, effective January 8, 2021, stating that the SBA will no longer deduct EIDL advances from forgiveness payments remitted to PPP lenders. Accordingly, the Company recorded a gain in other income in the consolidated statement of operations for the remaining $10,000 of the SBA Loan.

We currently have no further material funding commitments or arrangements for additional financing at this time (other than the potential exercise of options and warrants) and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the year ended June 30, 2021, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. The Company anticipates that it may not have sufficient cash, including warrant exercises subsequent to June 30, 2021, to continue to fund basic operations for the next twelve months, therefore, additional funds are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. While the COVID-19 pandemic did negatively impact our ability to obtain project financing during fiscal 2021, the full extent to which the COVID-19 pandemic and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time. These include, but are not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

Operating Activities

During the year ended June 30, 2021, the Company’s operating activities consumed $4.7 million of cash (2020: $3.0 million). The cash used in operating activities for fiscal 2021 reflects the Company’s funding of losses of $4.4 million, partially offset by minor non-cash adjustments and changes in working capital items. Overall, fiscal 2021 operational outflows were higher than fiscal 2020 due primarily to the reduction of outstanding accounts payable balances during fiscal year 2021. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

During the year ended June 30, 2021, the Company’s investing activities consumed $6.3 million of cash (2020: nil). The cash used in investing activities for fiscal 2021 reflects the Company’s purchase of the land and mineral rights discussed above under Part I., Item 2 “Properties-Other Elk Creek Project Activities.”

Financing Activities

Net cash provided by financing activities was $18.1 million in fiscal 2021, compared to $3.0 million in fiscal 2020. This increase in financing inflows primarily reflect the timing of cash inflows from the Lind III Agreement, the April 2021 Private Placement (as defined below), and warrant exercises to support current operations, partially offset by expenditures incurred in connection with the Option Agreement for the Beethe008 land parcels, and debt repayments.

The following is a discussion of significant financing transactions for fiscal year 2021:

●

On February 19, 2021, the Company issued the Lind III Convertible Security pursuant to the Lind III Agreement. The Lind III Convertible Security has a face value of $11.7 million (representing $10.0 million in funding plus an closed an implied 8.5% interest rate per annum for the term of the Lind III Convertible Security). After deducting a $350,000 commitment fee as set forth in the Lind III Agreement, NioCorp received net proceeds of $9.7 million from the funding of the Lind III Convertible Security. The Company used the proceeds from the funding of the Lind III Convertible Security to pay the exercise price under the Option Agreement, as discussed above under Part I., Item 2 “Properties—Other Elk Creek Project Activities,” as well as for general corporate purposes.

The Lind III Convertible Security has a term of (i) 24 months or (ii) 30 calendar days after the date on which the face value of the Lind III Convertible Security is nil due to such amount having been fully converted and/or fully repaid (including with any applicable premium) in accordance with the terms of the Lind III Agreement, whichever is earlier. The Lind III Convertible Security constitutes the direct, general and unconditional obligation of the Company and ranks pari-passu with the Company’s other indebtedness. The Lind III Convertible Security is guaranteed on a secured basis by 0896800 and ECRC.

The Lind III Convertible Security is secured by all of the assets and property of the Company and 0896800, including all of the issued and outstanding shares of 0896800 pledged by the Company and all of the issued and outstanding shares of ECRC pledged by 0896800, and certain real property and fixtures of ECRC. The liens securing the Lind III Convertible Security rank pari-passu with the liens securing the Smith Credit Agreement. The liens securing the Lind III Convertible Security rank senior to the liens securing the Smith Credit Agreement on any amount that is owed by the Company to Mr. Smith in excess of $4.0 million.

Pursuant to the Lind III Agreement, Lind III is entitled to convert the Lind III Convertible Security into Common Shares in monthly installments over its term at a price per Common Share equal to 85% of the volume-weighted average price Common Shares on the Toronto Stock Exchange (“TSX”) for the five trading days immediately preceding to the date on which Lind III provides notice to the Company of its election to convert. Subject to certain exceptions, the Lind III Agreement contains restrictions on how much of the Lind III Convertible Security may be converted in any particular month. The Lind III Agreement also provides NioCorp with the option to buy back the remaining face amount of the Lind III Convertible Security in cash at any time; provided that, if the Company exercises such option, Lind III will have the option to convert up to 33.33% of the remaining face amount into Common Shares at the price described above. In addition, Lind III is entitled to accelerate its conversion right to the full amount of the face value of the Lind III Convertible Security or demand repayment thereof in cash upon the occurrence of an event of default and other designated events described in the Lind III Agreement.

On February 19, 2021, in connection with the funding and issuance of the Lind III Convertible Security, the Company issued 8,558,000 Lind III Warrants to Lind III pursuant to the Lind III Agreement.

The Lind III Convertible Security and the Lind III Warrants were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof based upon the representations and warranties of Lind III in the Lind III Agreement.

●

On May 10, 2021, the Company closed a non-brokered private placement (the “April 2021 Private Placement”) of units of the Company (“Units”). A total of 4,334,157 Units were issued at a price per Unit of C$1.43, for total gross proceeds to the Company of approximately C$6.2 million. Each Unit issued pursuant to the April 2021 Private Placement consisted of one Common Share and one warrant (each, an “April 2021 Warrant”). Each April 2021 Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$1.63 for a period of two years from the date of issuance. Proceeds of the April 2021 Private Placement will be used for continued advancement of the Company’s Elk Creek Superalloy Materials Project, including ongoing detailed engineering efforts, conducting technical assessments of potentially adding rare earth products to the planned product offering, and for working capital and general corporate purposes. The Company paid cash commissions of C$111,000 and issued 77,961 broker warrants (having the same terms as the April 2021 Warrants) in connection with the April 2021 Private Placement to brokers outside of the United States. The broker warrants were valued at C$24,000 using a risk-free rate of 0.2791%, expected volatility of 55.42% and expected life of two years.

●

On April 30, 2021, the Company repaid $1.0 million to Mr. Smith to retire all of the outstanding balance on the loan (the “Smith Loan”) pursuant to the Loan Agreement, dated June 17, 2015, by and between the Company and Mr. Smith, as amended from time to time. On April 30, 2021, and May 4, 2021, the Company repaid $250,000 and $250,000, respectively, representing partial repayments on the Smith Credit Agreement. Each of these loan repayments utilized proceeds from the exercise of warrants. Additionally, on May 4, 2021, the Company repaid $138,000 to Mr. Smith, representing accrued interest on the Smith Loan through the repayment date noted above and accrued interest on the Smith Credit Agreement through April 30, 2021. On July 23, 2021, the Company repaid $358,000 to Mr. Smith, representing a partial repayment of $318,000 on the Smith Credit Agreement, plus accrued interest through June 30, 2021.

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

Debt Covenants

The Lind III Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding C$2.0 million, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. In addition, The Smith Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature. The Company was in compliance with these covenants as of June 30, 2021.

Contractual Obligations

Our contractual obligations at June 30, 2021, are summarized as follows (amounts in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$13,761	$3,661[1]	$10,100[2]	$-	$-
Operating leases	272	96	131	15	30
Total contractual obligations	$14,033	$3,757	$10,231	$15	$30

(1)     Amounts represent principal of $3,490 and estimated interest payments of $171, assuming no early extinguishment.

(2)     Amounts represent principal of $8,632 and prepaid interest of $1,468.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2021 and 2020, we had accrued $48,000 and $48,000, respectively, related to estimated environmental obligations.

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

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 3 to the Consolidated Financial Statements.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Our discussion of financial condition and results of operations is based upon the information reported in our Consolidated Financial Statements. The preparation of these Consolidated Financial Statements in conformity with U.S. GAAP requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 3 to the Consolidated Financial Statements. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment.

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

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of September 8, 2021, is set out below, on a fully-diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	258,683,308
Stock options[1]	15,765,000
Warrants[1]	13,470,118
Convertible Debt[2]	12,325,177

[1]	Each exercisable into one Common Share
[2]

Represents Common Shares issuable on conversion of aggregate outstanding principal amounts of US$10.2 million of convertible debt as of September 8, 2021, assuming a market price per Common Share of $0.9056 on that date.

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

 ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results

The following is a summary of selected quarterly financial information (unaudited, amounts in thousands, except per share amounts):

	Fiscal Year Ended June 30, 2021				Fiscal Year Ended June 30, 2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total Operating Expenses	$1,063	$1,213	$845	$971	$892	$1,001	$817	$722
Net Loss	$1,053	$1,081	$1,013	$1,243	$1,005	$1,076	$1,262	$658
Loss Per Common Share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

NioCorp Developments Ltd.

Centennial, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NioCorp Developments Ltd. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has an accumulated deficit. In addition, the COVID-19 pandemic could have a material adverse impact on the Company’s results of operations, cash flows and liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

September 8, 2021

NioCorp Developments Ltd.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data)

		As of June 30,
	Note	2021	2020
ASSETS
Current
Cash		$7,317	$307
Prepaid expenses and other		24	31
Total current assets		7,341	338
Non-current
Deposits		35	35
Investment in equity securities		16	7
Right-of-use assets	12	156	-
Land and buildings, net	5	837	-
Mineral interests	5	16,085	10,617
Total assets		$24,470	$10,997

LIABILITIES
Current
Accounts payable and accrued liabilities	6	$408	$3,065
Related party loan	10	2,318	3,818
Convertible debt, current portion	7	1,123	838
Operating lease liability	12	69	-
Notes payable, current portion	8	-	258
Derivative liability, convertible debt	7	-	33
Total current liabilities		3,918	8,012
Non-current
Notes payable, net of current portion	8	-	344
Operating lease liability	12	105	-
Convertible debt, net of current portion	7	6,784	-
Total liabilities		10,807	8,356
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; shares outstanding: 256,379,931 at June 30, 2021 and 235,925,684 at June 30, 2020	9	113,882	97,682
Accumulated deficit		(99,076)	(94,686)
Accumulated other comprehensive loss		(1,143)	(355)
Total shareholder equity		13,663	2,641
Total liabilities and equity		$24,470	$10,997

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data)

		For the year ended June 30,
	Note	2021	2020	2019
Operating expenses
Employee related costs		$1,655	$1,376	$1,557
Professional fees		386	327	315
Exploration expenditures	11	1,056	1,201	3,144
Other operating expenses		995	528	1,420
Total operating expenses		4,092	3,432	6,436
Change in financial instrument fair value	7	(32)	38	630
Other income	8	(208)	-	-
Loss on debt extinguishment	7	163	-	-
Foreign exchange loss (gain)		(729)	179	(3)
Interest expense		1,113	354	266
(Gain) loss on equity securities		(9)	(2)	7
Loss before income taxes		4,390	4,001	7,336
Income tax benefit	14	-	-	-
Net loss		$4,390	$4,001	$7,336

Other comprehensive loss:
Net loss		$4,390	$4,001	$7,336
Other comprehensive (gain) loss:
Reporting currency translation		788	(171)	6
Total comprehensive loss		$5,178	$3,830	$7,342

Loss per common share, basic and diluted		$0.02	$0.02	$0.03

Weighted average common shares outstanding		241,967,116	234,610,126	223,160,189

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

	For the year ended June 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(4,390)	$(4,001)	$(7,336)
Adjustments for:
Noncash lease expense	30	-	-
Change in financial instrument fair value	(32)	38	630
Unrealized (gain) loss on equity securities	(9)	(2)	7
Accretion of convertible debt	670	-	44
Foreign exchange (gain) loss	(665)	144	23
Gain on debt forgiveness	(196)	-	-
Loss on debt extinguishment	163	-	-
Write-off of deferred costs	-	-	474
Share-based compensation	797	153	604
	(3,632)	(3,668)	(5,554)
Change in working capital items:
Receivables	-	-	-
Prepaid expenses	9	40	(53)
Accounts payable and accrued liabilities	(1,103)	579	1,252
Net cash used in operating activities	(4,726)	(3,049)	(4,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	(5,468)	-	-
Acquisition of land and buildings	(837)
Net cash used in investing activities	(6,305)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	10,677	470	3,794
Share issue costs	(174)	-	(134)
Issuance of convertible debt, net of costs	9,477	-	1,000
Loan repayments	(406)	-	-
Related party debt draws	-	2,338	-
Related party debt repayments	(1,500)	-	-
Long term debt funding	-	196	-
Net cash provided by financing activities	18,074	3,004	4,660
Exchange rate effect on cash, cash equivalents and restricted cash	(33)	(5)	(21)
Change in cash, cash equivalents and restricted cash during period	7,010	(50)	284
Cash, cash equivalents and restricted cash, beginning of period	307	357	73

Cash, cash equivalents and restricted cash, end of period	$7,317	$307	$357

Supplemental cash flow information:
Amounts paid for interest	$873	$64	$129
Amounts paid for income taxes	-	-	-
Non-cash investing and financing transactions:
Conversion of debt for common shares	$3,106	$980	$4,582
Recognition of operating lease liabilities	231	-	-
Derecognition of operating lease liabilities	(22)	-	-
Accounts payable to note conversion	1,640	406	-
Value of warrants issued	1,795	-	156

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Deficit	Accumulated other comprehensive income	Total
Balance, July 1, 2018	213,405,372	$87,062	$(83,349)	$(520)	$3,193
Exercise of warrants	115,000	64	-	-	64
Exercise of options	16,203	-	-	-	-
Fair value of warrants granted	-	156	-	-	156
Private placement – September 2018	4,975,158	2,412	-	-	2,412
Private placement – April 2019	2,957,164	1,317	-	-	1,317
Debt conversions	11,027,318	4,582	-	-	4,582
Share issuance costs	-	(134)	-	-	(134)
Share-based compensation	-	604	-	-	604
Reporting currency presentation	-	-	-	(6)	(6)
Loss for the year	-	-	(7,336)	-	(7,336)
Balance, June 30, 2019	232,496,215	$96,063	$(90,685)	$(526)	$4,852
Exercise of warrants	664,549	338	-	-	338
Exercise of options	320,500	148	-	-	148
Debt conversions	2,444,420	980	-	-	980
Share-based compensation	-	153	-	-	153
Reporting currency presentation	-	-	-	171	171
Loss for the year	-	-	(4,001)	-	(4,001)
Balance, June 30, 2020	235,925,684	$97,682	$(94,686)	$(355)	$2,641
Exercise of warrants	9,106,283	5,338	-	-	5,338
Exercise of options	2,952,296	215	-	-	215
Fair value of warrants granted	-	1,795	-	-	1,795
Private placement – May 2021	4,334,157	5,124	-	-	5,124
Debt conversions	4,061,511	3,106	-	-	3,106
Share issuance costs	-	(175)	-	-	(175)
Share-based compensation	-	797	-	-	797
Reporting currency presentation	-	-	-	(788)	(788)
Loss for the year	-	-	(4,390)	-	(4,390)
Balance, June 30, 2021	256,379,931	$113,882	$(99,076)	$(1,143)	$13,663

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

1.	DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (the “Company”) was incorporated on February 27, 1987, under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in North America, specifically, the Elk Creek Niobium/Scandium/Titanium property (the “Elk Creek Project”) located in Southeastern Nebraska.

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

	Country of	Ownership at June 30,
	incorporation	2021	2020
0896800 BC Ltd. (“0896800”)	Canada	100%	100%
Elk Creek Resources Corp. (“ECRC”)	USA	100%	100%

b)	Use of Estimates

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

c)	Prior Period Presentation

During fiscal year 2021 the Company combined the presentation of Additional Paid in Capital into the Common stock line item in Shareholders’ Equity on the consolidated balance sheets. This presentation change was made as the Company’s common shares are issued at no par value (“Common Shares”), and the fiscal year 2020 and 2019 presentations were changed to conform with the current period presentation.

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

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

b)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

c)	Foreign Currency Translation

Functional and reporting currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of the Company is the Canadian dollar and the functional currency for Elk Creek Resources Corp., a wholly owned subsidiary, is the U.S. dollar.

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

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

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

f)	Leases

Effective July 1, 2019, we adopted ASC 842, Leases. The impact of this adoption was immaterial. Under ASC 842, we determine if a contractual arrangement is, or contains, a lease at the inception date. Right-of-use (“ROU”) assets and liabilities related to operating leases are separately reported in the consolidated balance sheets. The Company currently has no finance leases.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

g)	Financial Instruments

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

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration and evaluation activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense and has accrued $48 related to estimated obligations as of June 30, 2021 (2020 - $48).

Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early-stage nature of the Elk Creek Project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed becomes available. Changes in estimates are reflected in the consolidated statement of operations in the period an estimate is revised.

j)	Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Accounting Standards Codification (“ASC”) 740-10-25, “Income Taxes – Recognition.” Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset.

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

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

l)	Share Based Compensation

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

Issued and Adopted

In July 2020, NioCorp adopted Accounting Standards Update (“ASU”) 2018-13 – “Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the disclosure requirements on fair value measurements in Topic 820 and eliminates ‘at a minimum’ from the phrase ‘an entity shall disclose at a minimum’ to promote the appropriate exercise of discretion by entities when considering fair value disclosures and to clarify that materiality is an appropriate consideration. The adoption of this standard had no impact on the consolidated financial statements.

Issued and Not Effective

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply the guidance to all outstanding financial instruments for each prior reporting period presented. The Company will adopt this ASU on July 1, 2022, and is currently evaluating the potential impact of the new guidance on our financial statements.

In December 2019, the FASB issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in ASC Topic 740. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company will adopt this ASU on July 1, 2021, and does expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

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

The Company incurred a loss of $4,390 for the year ended June 30, 2021 (2020 - $4,001 and 2019 - $7,336) and had an accumulated deficit of $99,076 as of June 30, 2021. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of June 30, 2021, the Company had cash of $8,626 which may not be sufficient to fund normal operations for the next twelve months without deferring payment on certain liabilities or raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Since March 2020, several measures have been implemented in the United States, Canada, and the rest of the world in response to the increased impact from the novel coronavirus (“COVID-19”). The full extent to which the COVID-19 pandemic and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including, but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume. We believe this could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year.

5.	MINERAL INTERESTS

During the year ended June 30, 2011, the Company completed the acquisition of the Elk Creek property through a share exchange agreement with 0859404 BC Ltd, a Canadian company, which owned all the issued and outstanding shares of ECRC. The Company issued 18,990,539 Common Shares to acquire all of the issued and outstanding shares of 0859404 BC Ltd. and issued 1,034,348 Common Shares as a finder’s fee with respect to the acquisition. The transaction did not meet the definition of a business acquisition, as set forth in ASC 805, and therefore was accounted for as a purchase of assets. The acquisition price was based on the market value of the Company’s Common Shares on the closing date and total consideration given was C$13,246, including associated deferred tax impacts of C$4,736.

On April 23, 2021, ECRC formally closed the purchase of two parcels of land and associated buildings and mineral rights in Johnson County, Nebraska, associated with the Elk Creek Project, pursuant to an Amended and Restated Option to Purchase, dated as of April 29, 2020 (the “Option Agreement”). Pursuant to the terms of the Option Agreement, the Owner sold, transferred, conveyed and assigned all of her rights, privileges, title and interest in and to the real property to ECRC, including any associated mineral rights. The Option Agreement provided for a purchase price calculated based on the appraised value per acre of the parcels of land, the mineral rights and the structures erected on the land. The purchase price was approximately $6,300, including indirect costs of $57. Of this amount, $837 was allocated to land and buildings and the remaining $5,468 was allocated to mineral interests as costs related to mineral rights acquisition.

In addition to the land and mineral rights currently owned by the Company, the property interests of Elk Creek include nine prepaid mineral exploration option-to-purchase agreements and include a pre-determined buyout for permanent ownership of the mineral and/or surface rights. Terms of the agreements require no further significant payments, and the Company may negotiate lease extensions or elect to purchase the mineral and/or surface rights any time. Agreements that allow for the purchase of mineral rights contain provisions whereby the landowners would retain a 2% net smelter return.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of June 30,
	Note	2021	2020
Accounts payable, trade		$163	$2,460
Interest payable to related party	10	40	450
Other accruals		205	155
Total accounts payable and accrued liabilities		$408	$3,065

7.	CONVERTIBLE DEBT

	As of June 30,
	2021	2020
Current Portion:
Nordmin note	$1,123	$-
Convertible promissory notes	-	800
Lind IV convertible security	-	38
Total current portion	$1,123	$838
Noncurrent Portion:
Lind III convertible security	$6,784	$-

Lind III Convertible Security

On February 19, 2021, the Company issued to Lind Global Asset Management III, LLC (“Lind III”), an entity managed by The Lind Partners, a New York-based asset management firm (“The Lind Partners”), a convertible security (the “Lind III Convertible Security”) pursuant to a definitive convertible security funding agreement, dated as of February 16, 2021 (the “Lind III Agreement”), between the Company and Lind III. The Lind III Convertible Security has a face value of $11,700 (representing $10,000 in funding plus an implied 8.5% interest rate per annum for the term of the Lind III Convertible Security). After deducting a $350 commitment fee as set forth in the Lind III Agreement, NioCorp received net proceeds of $9,650 from the funding of the Lind III Convertible Security. As further discussed in Note 5, on April 23, 2021, the Company used a portion of the proceeds from the funding of the Lind III Convertible Security to purchase a key land parcel associated with the Company’s Elk Creek Project, with the remainder to be spent for general corporate purposes.

The Lind III Convertible Security has a term of (i) 24 months or (ii) 30 calendar days after the date on which the face value of the Lind III Convertible Security is nil due to such amount having been fully converted and/or fully repaid (including with any applicable premium) in accordance with the terms of the Lind III Agreement, whichever is earlier. The Lind III Convertible Security constitutes the direct, general and unconditional obligation of the Company and ranks pari-passu with the Company’s other indebtedness. The Lind III Convertible Security is guaranteed on a secured basis by 0896800 and ECRC.

The Lind III Convertible Security is secured by all of the assets and property of the Company and 0896800, including all of the issued and outstanding shares of 0896800 pledged by the Company and all of the issued and outstanding shares of ECRC pledged by 0896800, and certain real property and fixtures of ECRC. The liens securing the Lind III Convertible Security rank pari-passu with the liens securing a non-revolving credit facility (the “Smith Credit Facility”) with a limit of $3,500 with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp, pursuant to the Credit Facility Agreement, dated January 16, 2017, between the Company and Mr. Smith, as amended from time to time. The liens securing the Lind III Convertible Security rank senior to the liens securing the Smith Credit Facility on any amount that is owed by the Company to Mr. Smith in excess of $4,000.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

Pursuant to the Lind III Agreement, Lind III is entitled to convert the Lind III Convertible Security into Common Shares in monthly installments over its term at a price per Common Share equal to 85% of the volume-weighted average price Common Shares on the Toronto Stock Exchange (“TSX”) for the five trading days immediately preceding to the date on which Lind III provides notice to the Company of its election to convert. The Lind III Agreement provides that Common Shares issuable upon conversion, together with the number of Common Shares issued upon exercise of Warrants, shall not exceed 43,588,000 Common Shares. Subject to certain exceptions, the Lind III Agreement contains restrictions on how much of the Lind III Convertible Security may be converted in any particular month. The Lind III Agreement also provides NioCorp with the option to buy back the remaining face amount of the Lind III Convertible Security in cash at any time; provided that, if the Company exercises such option, Lind III will have the option to convert up to 33.33% of the remaining face amount into Common Shares at the price described above. In addition, Lind III is entitled to accelerate its conversion right to the full amount of the face value of the Lind III Convertible Security or demand repayment thereof in cash upon the occurrence of an event of default and other designated events described in the Lind III Agreement.

On February 19, 2021, in connection with the funding and issuance of the Lind III Convertible Security, the Company issued 8,558,000 Common Share purchase warrants, exercisable at a price per Common Share of C$0.97, expiring February 19, 2025 (the “Lind III Warrants”), to Lind III pursuant to the Lind III Agreement.

The Company identified embedded derivatives in the Lind III Convertible Security that were evaluated to be immaterial at both the closing date and at June 30, 2021.

The Company allocated the net proceeds of $9,477 from the Lind III Convertible Security as follows:

●

$1,712 was booked to Common Stock, representing the fair value of the Lind III Warrants based on the Black Scholes pricing model using a risk-free interest rate of 0.40%, an expected dividend yield of 0%, a volatility of 51.60%, and an expected life of 4.0 years.

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

Based on the Company’s closing Common Share price of C$1.70 as of June 30, 2021, conversion of the remaining Lind III Convertible Security balance, including accrued interest, would require the issuance of approximately 13,738,000 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 110,000 shares.

Changes in the Lind III Convertible Security are as follows:

Convertible Security
Initial valuation	$7,765
Conversions	(1,600)
Accretion expense	619
Balance, June 30, 2021	$6,784

The Lind III Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding C$2.0 million, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance with these covenants as of June 30, 2021.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

Nordmin Note

On December 18, 2020, the Company issued a convertible note in the principal amount of approximately $1,872 (the “Nordmin Note”) and 500,000 Common Share purchase warrants, exercisable at a price per Common Share of $0.80, expiring December 18, 2022 (the “Nordmin Warrants”) to Nordmin Engineering Ltd. (“Nordmin”) pursuant to a convertible note and warrant subscription agreement, dated December 18, 2020 (the “Nordmin Agreement”), between the Company and Nordmin. Under the Nordmin Agreement, Nordmin agreed to subscribe for and purchase the Nordmin Note and Nordmin Warrants for a subscription price of approximately $1,804. This amount was set off against the amount owed to Nordmin by NioCorp for past services.

The Nordmin Note will mature on December 18, 2021, and has no stated interest rate, an implied interest rate of 5% per annum and, subject to certain terms and conditions, is convertible into up to 4,500,000 Common Shares at a conversion price of 92% of the five-day volume-weighted average price of the Common Shares on the TSX at the time of conversion. The Nordmin Note contains restrictions on how much of the principal amount may be converted in any 30-day period. The Nordmin Note also provides the Company with the option to prepay, in whole or in part, any outstanding principal amount thereunder, upon three days’ notice to Nordmin. In addition, Nordmin is entitled to accelerate the maturity of the Nordmin Note and require the Company to prepay the outstanding principal amount upon the occurrence of an event of default and other designated events described in the Nordmin Note. The Nordmin Note constitutes the direct, general and unconditional obligation of the Company. The Nordmin Note is unsecured and ranks effectively junior to the Company’s secured indebtedness, including under the Lind III Convertible Security, the Smith Loan and the Smith Credit Facility, to the extent of the value of the assets securing such indebtedness.

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

Changes in the Nordmin Note are as follows:

Convertible Note
Extinguishment of accounts payable	$1,740
Conversions	(668)
Accretion expense	51
Balance, June 30, 2021	$1,123

Based on the Company’s closing Common Share price of C$1.70 as of June 30, 2021, conversion of the remaining Nordmin Note balance would require the issuance of 819,000 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 4,800 shares.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

Convertible Promissory Notes

The Company completed a non-brokered private placement of unsecured convertible promissory notes, for gross proceeds of $800 in October 2015. The convertible promissory notes bore interest at a rate of 8%, payable quarterly in arrears, were non-transferable and had an original term of three years from the date of issue. Principal under the convertible promissory notes was convertible by lenders at any time into, and payable by the Company in, Common Shares of the Company at a conversion price of C$0.97 per Common Share, calculated on conversion or repayment using the then-current Bank of Canada noon exchange rate. Interest, when due, was payable either in cash or Common Shares, at the election of the Company. Effective October 10, 2018, the due date for the convertible promissory notes was extended for one year to October 14, 2019, and effective October 10, 2019, the due date was extended for one year to October 14, 2020. All other terms and conditions remained unchanged. Effective October 12, 2020, the maturity date for $750 of the Company’s outstanding convertible promissory notes was extended for one year to October 14, 2021. All terms and conditions remained unchanged, except the amended agreement provides that the Company may repay all or any of the amount of outstanding principal and any accrued but unpaid interest, with 14 days’ advance written notice (the “Notice”), as follows:

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

One of the Company’s convertible promissory notes valued at $50 was not extended under the agreement above and was converted into 67,695 Common Shares on October 14, 2020. On March 16, 2021, the remaining convertible notes, with a face value of $750, were converted into 976,921 Common Shares on March 16, 2021. In addition, the Company paid $11 to the noteholders for outstanding interest accrued through the conversion date.

The conversion feature of the convertible promissory notes met the definition of a derivative liability instrument because the conversion feature was denominated in a currency other than the Company’s Canadian dollar functional currency and the conversion rate was variable and therefore did not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion feature of the convertible promissory notes was required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income. The remaining balance of the conversion feature was written off at final conversion.

Lind IV Convertible Security Funding

Convertible Security
Balance June 30, 2020	$38
Conversions, at fair value	(38)
Balance, June 30, 2021	$-

On June 27, 2018, the Company signed a definitive convertible security funding agreement (the “Lind IV Agreement”) with Lind Asset Management IV, LLC (“Lind IV”). Pursuant to the issuance of a convertible security (the “Lind IV Convertible Security”), a total of $1,000 was funded on July 9, 2018. Upon payment of the $1,000 in funding by Lind IV to the Company, the Lind IV Convertible Security was issued in the amount of $1,200.

The remaining balance of the Lind IV Convertible Security was converted to Common Shares on July 9, 2020.

8.	NOTES PAYABLE

	As of June 30,
	2021	2020
Current Portion:
Vendor note	$-	$166
SBA loan	-	92
Total current portion	$-	$258
Noncurrent Portion:
Vendor note	$-	$240
SBA Loan	-	104
Total noncurrent portion	$-	$344

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

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

On December 21, 2020, the U.S. Congress passed the Consolidated Appropriations Act, 2021 (the “Act”), which provided additional COVID-19 relief as well as government funding and other bills. The Act removes the previous requirement that PPP borrowers deduct the amount of any EIDL advance from their PPP forgiveness amount. The SBA released Procedural Notice 5000-20075, effective January 8, 2021, stating that the SBA will no longer deduct EIDL advances from forgiveness payments remitted to PPP lenders. Accordingly, the Company recorded an increase in other income in the consolidated statement of operations for the remaining $10 of the SBA Loan.

9.	COMMON STOCK

a)	Issuances

Fiscal Year 2021 Issuances

On May 10, 2021, the Company closed a non-brokered private placement (the “April 2021 Private Placement”) of units of the Company (“Units”). A total of 4,334,157 Units were issued at a price per Unit of C$1.43, for total gross proceeds to the Company of C$6,198. Each Unit issued pursuant to the April 2021 Private Placement consisted of one Common Share and one warrant (“April 2021 Warrant”). Each April 2021 Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$1.63 for a period of two years from the date of issuance. Proceeds of the April 2021 Private Placement will be used for continued advancement of the Elk Creek Project, including ongoing detailed engineering efforts, conducting technical assessments of potentially adding rare earth products to the planned product offering, and for working capital and general corporate purposes. The Company paid cash commissions of C$111 and issued 77,961 broker warrants (having the same terms as the April 2021 Warrants) in connection with the April 2021 Private Placement to brokers outside of the United States. The broker warrants were valued at C$24 using a risk-free rate of 0.28%, expected volatility of 55% and expected life of two years.

Fiscal Year 2019 Issuances

On September 14, 2018, the Company completed the first tranche closing (the “2018 First Tranche Closing”) of a non-brokered private placement (the “September 2018 Offering”) of Units. The 2018 First Tranche Closing consisted of the issuance of 2,917,587 Units, at a price of C$0.63 per Unit, for gross proceeds of C$1,838. Each Unit issued in connection with the 2018 First Tranche Closing consists of one Common Share and one-half of one Warrant. Each Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$0.75 until September 14, 2020.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements
June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

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

On April 29, 2019, the Company closed the first tranche (the “2019 First Tranche Closing”) of a non-brokered private placement (the “April 2019 Private Placement”) of Units of the Company. In connection with the 2019 First Tranche Closing, a total of 1,666,664 Units were issued at a price per Unit of C$0.60, for total gross proceeds to the Company of approximately C$1,000.

On May 9, 2019, the Company closed the second and final tranche of the April 2019 Private Placement (the “2019 Second Tranche Closing”) and a total of 1,290,500 Units were issued at a price per Unit of C$0.60, for total gross proceeds to the Company of approximately C$800.

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

On November 9, 2017, the Company’s shareholders voted to approve the NioCorp Developments Ltd. Long-Term Incentive Plan (the “Original 2017 Long-Term Incentive Plan”).

On November 5, 2020, the Company’s shareholders voted to approve an amendment and restatement of the Original 2017 Long-Term Incentive Plan (the “2017 Amended Long-Term Incentive Plan”) and the granting of incentive securities thereunder until November 5, 2023. The 2017 Amended Long-Term Incentive Plan is substantially similar to the Original 2017 Long-Term Incentive Plan, other than with respect to the following amendments:

●

the 2017 Amended Long-Term Incentive Plan removed the restrictions that (i) the number of stock options (“Options”) and share units which may be granted to non-employee directors under the 2017 Amended Long-Term Incentive Plan, in combination with all other equity awards granted to non-employee directors, may not exceed an annual equity award value (based on the grant date fair value as determined by the Company’s Board of Directors (the “Board”)) of C$150 per non-employee director, and (ii) that the total value of Options issuable to any one non-employee director in any one year may not exceed C$100. The 2017 Amended Long-Term Incentive Plan also removed the corresponding amendment provision with respect to amending non-employee director limits;

●

the 2017 Amended Long-Term Incentive Plan amended the limit on the number of Common Shares that may be issued or transferred by the Company upon the exercise of Options granted under the 2017 Amended Long-Term Incentive Plan that are intended to qualify as “incentive stock options” under Section 422 of the United States Internal Revenue Code (“Incentive Stock Options”) from 20,451,895 Common Shares to 23,811,009 Common Shares, and such amended limit will increase by 3,000,000 Common Shares on each of the first and second anniversaries of the amended effective date of the 2017 Amended Long-Term Incentive Plan, being November 5, 2021 and November 5, 2022, subject to the plan’s aggregate Common Share limitation; and

●	the 2017 Amended Long-Term Incentive Plan includes certain amendments of a housekeeping nature.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements
June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

Under the 2017 Amended Long-Term Incentive Plan, the Board may, in its discretion from time to time, grant Options and share units (in the form of restricted share units and performance share units) to directors, employees and certain other service providers (as defined in the 2017 Amended Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board.

Subject to adjustment as described in the 2017 Amended Long-Term Incentive Plan, the aggregate number of Common Shares that may be reserved for issuance to participants under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, including with respect to stock options outstanding under the Company’s 2016 Incentive Stock Option Plan, may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units will not exceed 5% of the issued and outstanding Common Shares from time to time. The 2017 Amended Long-Term Incentive Plan limits the maximum number of Common Shares issued to insiders (as defined under TSX rules for this purpose) within any one-year period, or issuable to insiders at any time, in the aggregate, under all security-based compensation arrangements (including the 2017 Amended Long-Term Incentive Plan) to 10% of the then issued and outstanding Common Shares. The 2017 Amended Long-Term Incentive Plan also limits the aggregate number of Common Shares that may be reserved for issuance to any one participant under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, to 5% of the then issued and outstanding Common Shares (on a non-diluted basis). Subject to the adjustment provisions of the 2017 Amended Long-Term Incentive Plan, the aggregate number of Common Shares actually issued or transferred by the Company upon the exercise of Incentive Stock Options will be limited as described above.

The Board has power over the granting, amendment, administration or settlement of any award.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance July 1, 2018	15,587,409	C$0.65
Granted	4,445,000	C$0.54
Exercised	(16,203)	C$0.47
Cancelled/expired	(566,297)	C$0.79
Balance June 30, 2019	19,449,909	C$0.62
Exercised	(320,500)	C$0.62
Balance June 30, 2020	19,129,409	C$0.62
Granted	3,700,000	C$0.78
Exercised	(2,952,296)	C$0.61
Cancelled/expired	(3,912,113)	C$0.64
Balance June 20, 2021	15,965,000	C$0.65

The following table summarizes the information and assumptions used to determine option costs:

	Year ended June 30,
	2021	2020	2019
Fair value per option granted during the period (C$)	$0.25	-	$0.21
Risk-free interest rate	0.26%	-	2.02%
Expected dividend yield	0%	-	0%
Expected stock price volatility (historical basis)	54.1%	-	57.0%
Expected option life in years	3.0	-	3.0

The following table summarizes information about stock options outstanding at June 30, 2021:

Exercise Price	Expiry Date	Number Outstanding	Aggregate Intrinsic Value	Number Exercisable	Aggregate Intrinsic Value
C$0.94	July 21, 2021	540,000	C$410	540,000	C$410
C$0.76	March 6, 2022	4,700,000	4,418	4,700,000	4,418
C$0.47	November 9, 2022	3,205,000	3,942	3,205,000	3,942
C$0.84	September 18, 2023	1,050,000	903	1,050,000	903
C$0.54	November 15, 2023	4,120,000	4,779	4,120,000	4,779
C$0.75	December 14, 2023	1,825,000	1,734	1,825,000	1,734
C$0.75	December 16, 2023	525,000	499	525,000	499
Balance June 30, 2021		15,965,000	C$16,685	15,965,000	C$16,685

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements
June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$1.70 as of June 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2021, was 15,965,000. The total intrinsic value of options exercised during the year ended June 30, 2021, was C$1,333.

As of June 30, 2021, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted.

c)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted Average Exercise Price
Balance July1, 2018	28,648,610	C$0.77
Granted:
Lind IV warrants	1,035,319	C$0.77
September 2018 private placement	2,487,577	C$0.75
April 2019 private placement	1,478,580	C$0.72
Exercised	(115,000)	C$0.75
Expired	(12,160,285)	C$0.74
Balance June 30, 2019	21,374,801	C$0.78
Exercised	(664,549)	C$0.69
Expired	(8,333,801)	C$0.86
Balance June 30, 2020	12,376,451	C$0.74
Granted:
Nordmin warrants	500,000	C$0.80
Lind III Warrants	8,558,000	C$0.97
April 2021 private placement	4,412,118	C$1.63
Exercised	(9,106,283)	C$0.75
Expired	(2,398,418)	C$0.73
Balance June 30, 2021	14,341,868	C$1.16

At June 30, 2021, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price	Expiry Date
500,000	C$0.77	July 9, 2021
371,750	C$0.79	July 26, 2021
500,000	C$0.80	December 18, 2022
4,412,218	C$1.63	May 10, 2023
8,558,000	C$0.97	February 19, 2025
14,341,868

10.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company had a loan with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp (the “Original Smith Loan”), that bore an interest rate of 10%, was secured by the Company’s assets pursuant to a concurrently executed general security agreement (the “General Security Agreement”) and was subject to both a 2.5% establishment fee and 2.5% prepayment fee. On December 14, 2020, the maturity date for the Original Smith Loan was extended to December 15, 2021. On April 30, 2021, the Company repaid $1,000 to Mr. Smith to retire all of the outstanding balance of the Original Smith Loan. During fiscal year 2021, the Company paid a total of $272 representing accrued interest through the retirement date. Mr. Smith waived the prepayment fee in connection with the retirement of the Original Smith Loan.

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements
June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

The Company has a non-revolving credit facility agreement (the “Smith Credit Agreement”) with an original amount of $2,000 with Mr. Smith. The Smith Credit Agreement bears an interest rate of 10% and drawdowns from the Smith Credit Agreement are subject to a 2.5% establishment fee. Amounts outstanding under the Smith Credit Agreement are secured by all of the Company’s assets pursuant to the General Security Agreement. The Smith Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature.

On January 17, 2020, the Company entered into an amending agreement to the Smith Credit Agreement, increasing the limit of the non-revolving credit facility to $2,500 from the previous limit of $2,000. On April 3, 2020, the Smith Credit Agreement was amended to increase the limit of the non-revolving credit facility to $3,000 and on June 10, 2020, the Smith Credit Agreement was amended to increase the limit of the non-revolving credit facility to $3,500 and the maturity date for loans made under the Smith Credit Agreement was extended to December 15, 2020. On December 14, 2020, the maturity date for the Smith Credit Agreement was extended to December 15, 2021.

On April 30, 2021 and May 4, 2021, the Company repaid $250 and $250, respectively, representing partial repayments on the Smith Credit Agreement. During fiscal year 2021, the Company paid a total of $535 representing accrued interest on the Smith Credit Agreement through April 30, 2021.

As of June 30, 2021, the principal amount outstanding under the Smith Credit Agreement is $2,318.

Accounts payable and accrued liabilities as of June 30, 2021, include accrued interest of $40 payable to Mr. Smith under the Smith Credit Agreement.

11.	EXPLORATION EXPENDITURES

	For the year ended June 30,
	2021	2020	2019
Feasibility study and engineering	$79	$40	$2,403
Field management and other	656	985	577
Metallurgical	272	176	164
Geologists and field staff	49	-	-
Total	$1,056	$1,201	$3,144

12.	LEASES

Effective August 1, 2020, the Company entered into a three-year corporate office lease extension and recognized the corresponding ROU asset and lease liability associated with this lease extension, along with two existing building leases located at the Elk Creek Project. The Company has applied a discount rate of 16%. In connection with the purchase of land, building and mineral rights discussed in Note 5, the Company reversed the remaining ROU asset and lease liability associated with the Elk Creek building leases. There was no gain or loss on this reversal.

As of June 30, 2021, the Company has one corporate office lease with a remaining lease term of 2.3 years. During the year ended June 30, 2021, operating cash flows included cash payments of $64 related to the measurement of lease liabilities.

The Company incurred lease costs as follows:

	For the year ended June 30,
	2021	2020(1)
Operating Lease Cost:
Fixed rent expense	$106	$114
Variable rent expense	7	—
Short term lease cost	13	12
Sublease income	(18)	(12)
Net lease cost	$108	$114
Lease cost – other operating expense	$89	$98
Lease cost – exploration expenditures	19	16
Net lease cost	$108	$114

[1]	Fixed rent expense for fiscal year 2020 represents rental costs associated with contracts with de minimis ROU and lease liability balances.

In addition, the Company incurred rent expense of $134 for the year ended June 30, 2019.

Fiscal Year Lease Maturities
2022	$90
2023	92
2024	23
Total lease payments	205
Less amount of payments representing interest	(31)
Present value of lease payments	174
Less current portion of lease liability	(69)
Noncurrent lease liability	$105

NioCorp Developments Ltd.
Notes to Consolidated Financial Statements
June 30, 2021
(expressed in thousands of U.S. dollars, except share and per share data)

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

14.	INCOME TAXES

Domestic and foreign components of loss before income taxes for the years ended June 30, 2020, 2019 and 2018 are as follows:

	For the year ended June 30,
	2021	2020	2019
Canada	$2,928	$2,473	$3,622
United States	1,462	1,528	3,714
Total	$4,390	$4,001	$7,336

The following table is a reconciliation of income taxes at statutory rates:

	For the year ended June 30,
	2021	2020	2019
Loss before income taxes	$4,390	$4,001	$7,336
Combined federal and provincial statutory income tax rate	27%	27%	27%
Income tax benefit at statutory tax rates	1,185	1,080	1,981
Foreign rate differential	(31)	(30)	(71)
Warrant expense	-	-	(42)
Share based compensation	(212)	(41)	(163)
Change in estimates related to prior years	739	(4)	211
Capital loss rate differential	182	-	-
Change in valuation allowance	(1,882)	(946)	(1,821)
Other	19	(59)	(95)
Income tax benefit	$-	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes are as follows:

	As of June 30,
	2021	2020
Deferred tax assets
Mineral interest	$8,658	$8,393
Net operating losses available for future periods	7,921	6,899
Capital losses available for future periods	643	-
Other	54	102
Total deferred tax assets	17,276	15,394
Valuation allowance	(17,276)	(15,394)
Net deferred tax assets	$-	$-

During the year ended June 30, 2021, we identified an error in the recognition of capital losses related to realized mineral property write downs and foreign exchange gains and losses in Canada. This resulted in increases to capital losses available for future periods, net operating loss carryforwards, and other of $660, $61, and $30, respectively, relating to out of period adjustments to deferred tax assets recorded during fiscal year 2021. After evaluation and consideration of the full valuation allowance historically applied against total deferred tax assets, we determined that the impact of the adjustment was not material to the previously issued financial statements, nor are the out of period adjustments material to the estimated results of fiscal year 2021.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars, except share and per share data)

Changes in the valuation allowance are as follows:

	For the year ended June 30,
	2021	2020
Valuation allowance, beginning of year	$(15,394)	$(14,448)
Current year additions	(1,882)	(946)
Valuation allowance, end of year	$(17,276)	$(15,394)

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $17,276 at June 30, 2021, relates mainly to net operating loss carryforwards in Canada and mineral interest due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not.

The Company has the following cumulative net operating losses for Canadian and U.S. income tax purposes and these carryforwards will generally expire between 2026 and 2041. As a result of the Tax Cuts and Jobs Act of 2017, U.S. tax losses incurred for tax years commencing in 2018 have no expiration.

	As of June 30,
Jurisdiction	2021	2020
Canada	$28,896	$23,258
United States	2,179	1,695
Total	$31,075	$24,953

In addition, the Company has a Canadian capital loss carryforward of $5,102 as of June 30, 2021, which has no expiration date and can be used to offset future capital gains.

The Company had no unrecognized tax benefits as of June 30, 2021 or 2020. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction and Canada. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

In addition to the PPP loan previously discussed, the CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. Management believes these provisions of the CARES Act had no material impacts or benefits on our business.

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

June 30, 2021

(expressed in thousands of U.S. dollars, except share and per share data)

Financial instruments, including receivables, accounts payable and accrued liabilities, and related party loans are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as at June 30, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and included situations where there is little, if any, market activity for the instrument:

	As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,317	$7,317	$-	$-
Investment in equity securities	16	16	-	-
Total	$7,333	$7,333	$-	$-

Liabilities	$-	$-	$-	$-

	As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$307	$307	$-	$-
Investment in equity securities	7	7	-	-
Total	$314	$314	$-	$-
Liabilities:
Convertible debt	$38	$-	$-	$38
Derivative liability, convertible debt	33	-	-	33
Total	$71	$-	$-	$71

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy:

	As of June 30,
	2021	2020	2019
Beginning balance	$71	$1,012	$4,114
Convertible securities closings	-	-	1,000
Conversions to equity	(38)	(980)	(4,582)
Realized and unrealized gain/loss	(33)	39	480
Ending balance	$-	$71	$1,012

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars, except share and per share data)

As discussed in Note 7, the Nordmin Note and Lind III Convertible Security were initially recorded at fair value, which represents a nonrecurring fair value measurement using a Level 3 input. These loans are privately held with no public market for this debt and therefore were initially classified as a Level 3 fair value measurement. The significant unobservable valuation inputs for the Nordmin Note and Lind III Convertible Security included an expected return of 7% and 21%, respectively. At June 30, 2021, the estimated fair value of these instruments approximates carrying value given that the instruments were issued in fiscal 2021 and both have short time periods until maturity.

16.	SUBSEQUENT EVENTS

On July 23, 2021, the Company repaid $358 to Mr. Smith, representing a partial repayment of $318 on the Smith Credit Agreement (as disclosed in Note 10), plus accrued interest through June 30, 2021.

 ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

 ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2021.

 Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of June 30, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting as long as long as we meet the exemption requirements discussed above under Part I, Item 1., “Emerging Growth Company Status.”

 ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)   Financial Statements

(1)	The Consolidated Financial Statements, together with the reports thereon of BDO USA, LLP dated September 8, 2021, are included as part of Item 8, “Financial Statements and Supplementary Data,” commencing on page 50 above.

(a)    Exhibits

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.1(6)	Form of Subscription Agreement in respect of units of the Company issued in July 2017
4.4(17)	Subscription Agreement, dated as of December 18, 2020, between the Company and Nordmin Engineering Ltd.
4.2(17)	Form of Nordmin Note
4.3(17)	Form of Nordmin Warrant Certificate
4.5(19)	Convertible Security Funding Agreement, dated February 26, 2021, between the Company and Lind Global Asset Management III, LLC
4.5(19)	Form of Lind Warrant Certificate, in respect of Lind III Warrants
4.6(20)	Form of Subscription Agreement in respect of units of the Company issued in May 2021
4.7(21)	Form of Warrant Certificate in respect of warrants issued in May 2021
4.8(21)	Non-Transferable Broker Warrant Certificate, dated May 10, 2021, in respect of non-transferable broker warrants issued to Research Capital Corporation
4.9	Description of Securities
10.1#(8)	NioCorp Developments Ltd. Long Term Incentive Plan, effective as of November 9, 2017
10.2#(1)	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC
10.3#(14)	Amendment to Contract, dated September 1, 2019, between the Company and KMSmith, LLC
10.4#(14)	Contract Assignment and Novation Agreement, dated as of August 31, 2020, among the Company, KMSmith, LLC and 76 Resources, Inc.
10.5#	Contract Assignment and Novation Agreement, dated as of August 1, 2021, among the Company, 76 Resources, Inc. and 76 Resources, LLC
10.6(2)**	Offtake Agreement, dated June 13, 2006, between the Company and CMC Cometals, a division of Commercial Metals Company
10.7(7)	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.8(14)**, ***	Woltemath 003J Amended and Restated Option to Purchase, dated January 4, 2017, among ECRC and Victor L. and Juanita E. Woltemath

10.9(14)**, ***	Woltemath 003J Extension to Option to Purchase, dated December 23, 2019, among ECRC and Victor L. and Juanita E. Woltemath
10.10(3)	Smith Credit Agreement
10.11(4)	Amending Agreement to Smith Credit Agreement, dated March 20, 2017, between the Company and Mark Smith
10.12(9)	Amending Agreement to Smith Credit Agreement, dated April 6, 2018, between the Company and Mark Smith
10.13(10)	Amending Agreement to Smith Credit Agreement, dated May 31, 2019, between the Company and Mark Smith
10.14(11)	Amending Agreement to Smith Credit Agreement, dated January 17, 2020, between the Company and Mark Smith
10.15(12)	Amending Agreement to Smith Credit Agreement, dated April 3, 2020, between the Company and Mark Smith
10.16(13)	Amending Agreement to Smith Credit Agreement, dated June 10, 2020, between the Company and Mark Smith
10.17(16)	Amending Agreement to Smith Credit Agreement, dated December 14, 2020, between the Company and Mark Smith
10.18(5)	Security Agreement, dated June 17, 2015, from the Company to Mark Smith
10.19#(15)	NioCorp Developments Ltd. Long Term Incentive Plan, as amended
10.20#(18)	Amended and Restated 2016 Incentive Stock Option Plan
21.1(1)	Subsidiaries of NioCorp Developments Ltd.
23.1	Consent of BDO USA.
23.2	Consent of Mr. Glen Kuntz, P. Geo, Consulting Specialist – Geology/Mining, Nordmin Engineering Ltd.
23.3	Consent of Mr. Jean-Francois St-Onge, P.Eng, Associate Consulting Specialist – Mining, Optimize Group Inc., subcontractor to Nordmin Engineering Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(22)	XBRL Instance Document
101.SCH(22)	XBRL Taxonomy Extension – Schema
101.CAL(22)	XBRL Taxonomy Extension – Calculations
101.DEF(22)	XBRL Taxonomy Extension – Definitions
101.LAB(22)	XBRL Taxonomy Extension – Labels
101.PRE(22)	XBRL Taxonomy Extension – Presentations

#	Management compensation plan, arrangement or agreement.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

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

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 10, 2020 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 16, 2020 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 6, 2020 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on December 14, 2020 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on December 18, 2020 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 25, 2021 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 17, 2021 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on May 12, 2021 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-257195) filed with the SEC on June 21, 2021 and incorporated herein by reference.

(22)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2021 and June 30, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2021, 2020 and 2019, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2021, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity for the years ended June 30, 2021, 2020 and 2019, (v) the Notes to the Consolidated Financial Statements.

ITEM 16.       FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/Neal Shah
Neal Shah Chief Financial Officer

September 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 8, 2021.

Signature	Title
/s/ Mark A. Smith	President, Chief Executive Officer (Principal
Mark A. Smith	Executive Officer and Authorized U.S. Representative)
and Chairman of the Board of Directors

/s/ Neal Shah	Chief Financial Officer (Principal Financial and
Neal Shah	Accounting Officer)

/s/ Michael Morris	Director
Michael Morris

/s/ David C. Beling	Director
David C. Beling

/s/ Anna Castner Wightman	Director
Anna Castner Wightman

/s/ Nilsa Guerrero-Mahon	Director
Nilsa Guerrero-Mahon

/s/ Fernanda Fenga	Director
Fernanda Fenga