Form 10-Q
period 2021-09-30
NIOCORP DEVELOPMENTS LTD
filed 2021-11-05
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 261,480,164 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	September 30, 2021	June 30, 2021
ASSETS
Current
Cash		$5,868	$7,317
Prepaid expenses and other		294	24
Total current assets		6,162	7,341
Non-current
Deposits		35	35
Investment in equity securities		14	16
Right-of-use assets		141	156
Land and buildings, net		852	837
Mineral interests		16,085	16,085
Total assets		$23,289	$24,470

LIABILITIES
Current
Accounts payable and accrued liabilities	4	$310	$408
Related party loan	7	2,000	2,318
Convertible debt	5	396	1,123
Operating lease liability	9	72	69
Total current liabilities		2,778	3,918
Non-current
Convertible debt, net of current	5	6,599	6,784
Operating lease liability	9	86	105
Total liabilities		9,463	10,807
SHAREHOLDERS’ EQUITY
Common stock, unlimited shares authorized; shares outstanding: 259,118,369 at September 30, 2021 and 256,379,931 at June 30, 2021	6	115,896	113,882
Accumulated deficit		(101,036)	(99,076)
Accumulated other comprehensive loss		(1,034)	(1,143)
Total shareholders’ equity		13,826	13,663
Total liabilities and equity		$23,289	$24,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended September 30,
	Note	2021	2020
Operating expenses
Employee related costs		$319	$319
Professional fees		90	108
Exploration expenditures	8	621	225
Other operating expenses		226	411
Total operating expenses		1,256	1,063

Change in financial instrument fair value		-	(34)
Foreign exchange loss (gain)		210	(101)
Interest expense		492	127
Other loss (gain) on equity securities		2	(2)
Loss before income taxes		1,960	1,053
Income tax benefit		-	-
Net loss	3	$1,960	$1,053

Other comprehensive loss:
Net loss		$1,960	$1,053
Other comprehensive loss:
Reporting currency translation		109	130
Total comprehensive loss		$2,069	$1,183

Loss per common share, basic and diluted		$0.01	$0.00

Weighted average common shares outstanding		258,023,048	236,870,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the three months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(1,960)	$(1,053)
Non-cash elements included in net loss:
Change in financial instrument fair value	-	(34)
Unrealized loss (gain) on equity securities	2	(2)
Accretion of convertible debt	438	-
Noncash lease expense	(1)	(1)
Depreciation	1	-
Foreign exchange loss (gain)	273	(100)
Share-based compensation	-	304
	(1,247)	(886)
Change in working capital items:
Prepaid expenses	(270)	(28)
Accounts payable and accrued liabilities	(92)	(195)
Net cash used in operating activities	(1,609)	(1,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	(16)	-
Net cash used in financing activities	(16)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	664	1,381
Loan repayments	-	(33)
Related party debt repayments	(318)	-
Net cash provided by financing activities	346	1,348
Exchange rate effect on cash and cash equivalents	(170)	(4)
Change in cash and cash equivalents during period	(1,449)	235
Cash and cash equivalents, beginning of period	7,317	307
Cash and cash equivalent, end of period	$5,868	$542

Supplemental cash flow information:
Amounts paid for interest	$40	$19
Amounts paid for income taxes	-	-
Non-cash financing transactions
Conversions of debt for common shares	$1,350	$38
Recognition of operating lease liabilities	-	231

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	For the three months ended September 30, 2021 and 2020
	Common Shares Outstanding	Common Stock	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2020	235,925,684	$97,682	$(94,686)	$(355)	$2,641
Exercise of warrants	2,468,521	1,351	-	-	1,351
Exercise of options	209,117	30	-	-	30
Debt conversions	64,298	38	-	-	38
Share issuance costs	-	(1)	-	-	(1)
Share-based compensation	-	304	-	-	304
Reporting currency presentation	-	-	-	(130)	(130)
Loss for the period	-	-	(1,053)	-	(1,053)
Balance, September 30, 2020	238,667,620	$99,404	$(95,739)	$(485)	$3,180

Balance, June 30, 2021	256,379,931	$113,882	$(99,076)	$(1,143)	$13,663
Exercise of warrants	871,750	543	-	-	543
Exercise of options	282,702	121	-	-	121
Debt conversions	1,583,986	1,350	-	-	1,350
Reporting currency presentation	-	-	-	109	109
Loss for the period	-	-	(1,960)	-	(1,960)
Balance, September 30, 2021	259,118,369	$115,896	$(101,036)	$(1,034)	$13,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2021.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at September 30, 2021, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2021. The interim results are not necessarily indicative of results for the full year ending June 30, 2022, or future operating periods.

During fiscal year 2021 the Company combined the presentation of Additional Paid in Capital into the Common Stock line item in Shareholders’ Equity on the consolidated balance sheets. This presentation change was made as the Company’s common shares are issued at no par value (“Common Shares”), and the fiscal year 2020 presentations were changed to conform with the current period presentation.

b)	Recent Accounting Standards

Issued and Adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in ASC Topic 740. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on July 1, 2021, with no material effect on the Company’ s current financial position, results of operations or financial statement disclosures.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Issued and Not Effective

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the new guidance on our financial statements.

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

The Company incurred a loss of $1,960 for the three months ended September 30, 2021 (2020 - $1,053) and had an accumulated deficit of $101,036 as of September 30, 2021. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of September 30, 2021, the Company had cash of $5,868, which may not be sufficient to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures, which have historically averaged approximately $1,050 per quarter, is dependent on management’s ability to secure additional financing. Management is actively pursuing additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. The Company did not have any further funding commitments or arrangements for additional financing as of September 30, 2021. These consolidated financial statements do not give effect to any adjustments required to realize the Company’s assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of
	Note	September 30, 2021	June 30, 2021
Accounts payable, trade		$103	$163
Interest payable to related party	7	53	40
Other accruals		154	205
Total accounts payable and accrued liabilities		$310	$408

5.	CONVERTIBLE DEBT

	As of
	September 30, 2021	June 30, 2021
Current Portion
Nordmin Note	$396	$1,123
Non-Current Portion
Lind III Convertible Security	$6,599	$6,784

Changes in the convertible security (the “Lind III Convertible Security”) issued to Lind Global Asset Management III, LLC, and the convertible note issued to Nordmin Engineering Ltd. (the “Nordmin Note”), are as follows:

	Lind III Convertible Security	Nordmin Note
Balance, June 30, 2021	$6,784	$1,123
Accretion expense	415	23
Conversions	(600)	(750)
Balance, September 30, 2021	$6,599	$396

Based on the closing price of the Company’s common shares (“Common Shares”) of C$1.00 per common share Common share as of September 30, 2021, conversion of the remaining Lind III Convertible Security balance, including accrued interest, would require the issuance of approximately 14,239,000 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 144,000 shares.

Based on the Company’s closing Common Share price of C$1.00 per Common Share as of September 30, 2021, conversion of the remaining Nordmin Note balance would require the issuance of 505,000 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 5,000 shares.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

6.	COMMON STOCK

a)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2021	15,965,000	C$	0.65
Exercised	(282,702)		0.81
Cancelled/expired	(457,298)		0.94
Balance, September 30, 2021	15,225,000	C$	0.64

 The following table summarizes information about options to purchase Common Shares (“Options”) outstanding at September 30, 2021:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
C$	0.76	March 6, 2022	4,500,000	C$	1,080	4,500,000	C$	1,080
C$	0.47	November 9, 2022	3,205,000		1,699	3,205,000		1,699
C$	0.84	September 18, 2023	1,050,000		168	1,050,000		168
C$	0.54	November 15, 2023	4,120,000		1,895	4,120,000		1,895
C$	0.75	December 14, 2023	1,825,000		456	1,825,000		456
C$	0.75	December 16, 2023	525,000		131	525,000		131
			15,225,000	C$	5,429	15,225,000	C$	5,429

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$1.00 as of September 30, 2021, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of September 30, 2021, was 15,225,000. As of September 30, 2021, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

b)	Warrants

	Warrants	Weighted Average Exercise Price
Balance June 30, 2021	14,341,868	C$	1.16
Exercised	(871,750)		0.78
Balance, September 30, 2021	13,470,118	C$	1.18

At September 30, 2021, the Company had outstanding exercisable Common Share purchase warrants (“Warrants”), as follows:

Number	Exercise Price		Expiry Date
500,000	C$	0.80	December 18, 2022
4,412,118	C$	1.63	May 10, 2023
8,558,000	C$	0.97	February 19, 2025
13,470,118

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Borrowings under the non-revolving credit facility agreement (the “Smith Credit Facility”) with Mark Smith, Chief Executive Officer, President, and Executive Chairman of NioCorp, bear interest at a rate of 10% and drawdowns from the Smith Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Smith Credit Facility are secured by all of the Company’s assets pursuant to a general security agreement. The Smith Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. As of September 30, 2021, the principal amount outstanding under the Smith Credit Facility was $2,000.

On July 23, 2021, the Company paid Mr. Smith $40 related to accrued interest through June 30, 2021. Accounts payable and accrued liabilities as of September 30, 2021, include accrued interest of $53 payable under the Smith Credit Facility.

8.	Exploration Expenditures

	For the Three Months Ended September 30,
	2021	2020
Technical studies and engineering	$50	$-
Field management and other	124	182
Metallurgical development	436	43
Geologists and field staff	11	-
Total	$621	$225

9.	Leases

 The Company incurred lease costs as follows:

	For the three months ended September 30,
	2021	2020
Operating Lease Cost:
Fixed rent expense	$21	$$29
Variable rent expense	2	2
Short term lease cost	5	3
Sublease income	(5)	(6)
Net lease cost	23	28
Lease cost – other operating expense	23	22
Lease cost – exploration expenditures	-	6
Net lease cost	$$23	$$28

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The maturities of lease liabilities are as follows at September 30, 2021:

Fiscal Year Lease Maturities
2021	$68
2022	92
2023 and thereafter	23
Total lease payments	183
Less portion of payments representing interest	(25)
Present value of lease payments	158
Less current portion of lease liability	(72)
Noncurrent lease liability	$86

10.	Fair Value Measurements

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and June 30, 2021, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	As of September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,868	$5,868	$-	$-
Equity securities	14	14	-	-
Total	$5,882	$5,882	$-	$-

	As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,317	$7,317	$-	$-
Equity securities	16	16	-	-
Total	$7,333	$7,333	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three months ended September 30, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as well as other factors described elsewhere in this report and the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBs Act”) as we did not have more than $1.07 billion in annual gross revenue during our most recently completed fiscal year.

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

COVID-19

Since March 2020, several measures have been implemented in the United States, Canada, and the rest of the world in response to the increased impact from the COVID-19 pandemic. The full extent to which the COVID-19 pandemic and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including, but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume. We believe this could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year. As a result of the COVID-19 pandemic, the Company is following, and will continue to follow, social distancing, health and safety protocol, business-related social gathering restrictions, and other similar guidelines promulgated by both Colorado and Nebraska governmental officials.

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

Recent Corporate Events

On August 30, 2021, the Company joined with a group of rare earth industry players to urge the U.S. Congress to approve bipartisan legislation in order to provide tax incentives for U.S. manufacturing of permanent rare earth magnets.

Elk Creek Project Update

On August 9, 2021, the Company announced the completion of the first phase of testing of Elk Creek Project ore samples using High-Pressure Grinding Rolls (“HPGR”) technology. Testing confirmed that the ore that NioCorp expects to mine from the Elk Creek Project site, subject to receipt of necessary funding, can be successfully processed using HPGR technology, an energy efficient and low-emission alternative for reducing the size of the ore to enable the recovery of niobium, scandium, titanium, and potential rare earth elements (“REEs”).

On August 11, 2021, the Company announced completion of the first stage of metallurgical testing that is designed to optimize the Elk Creek flowsheet and evaluate the potential integration of rare earth recovery to the Elk Creek Project

The metallurgical work was conducted by Salt Lake City-based L3 Process Development (“L3”), which has worked with NioCorp over the past several years on the development and optimization of NioCorp’s planned metallurgical processing facility for the Elk Creek Project.

This new metallurgical testing program is the next step in NioCorp’s goal of implementing the optimization recommendations in the 2019 Feasibility Study for the production of niobium, scandium, and titanium, as well as to demonstrate the potential extraction and recovery of REEs from the ore that NioCorp expects to mine from the Elk Creek Project site, subject to receipt of necessary project funding. L3’s testing recently achieved success by demonstrating, at the bench scale, (1) process alternatives to hydrochloric acid (“HCl”) leach in NioCorp’s planned hydrometallurgical plant, and (2) the ability to selectively reject non-pay metals in the ore samples, including calcium, magnesium, and iron. This selective rejection would facilitate efficient extraction of all pay metals, including REEs.

L3’s process optimization work also includes extensive efforts to re-use and recycle key reagents from NioCorp’s planned hydrometallurgical plant, which further NioCorp’s goal of maximizing the environmentally efficient operation of the Elk Creek mine and processing facility, following the receipt of necessary project funding and construction of the mine and processing facility. We expect that L3’s work will continue in the coming quarters and will include the construction and subsequent operation of a small-scale demonstration plant at their lab facility in Quebec.

On September 9, 2021, the Company announced that it will analyze historic drilling core samples from the Elk Creek deposit in southeast Nebraska in order to compile sufficient data with the aim of publishing an updated Mineral Resource for the Elk Creek Project that includes individual REEs grades and tonnage that may exist in the deposit. The focus of this effort is within the boundaries of the current Mineral Resource. The Company’s REE initiative was launched in response to intense interest by governments, shareholders, and industrial consumers around the world for additional sources of rare earths beyond current suppliers.

On October 4, 2021, the Company announced that elemental analysis of more than 1,000 historic drill core samples from the Elk Creek Project to ascertain concentrations of REEs and other elements had commenced at Activation Laboratories Ltd.’s facility in Ancaster, Ontario. Results from this analysis, along with previous assays, may support an update to the Project’s Mineral Resource to include individual REE grades and tonnage.

On October 6, 2021, the Company’s senior management team hosted a large group of investors at the Elk Creek Project site for a tour, briefing, and question and answer session.

During the quarter ended September 30, 2021, NioCorp completed an engagement with Cementation US, Inc. (“Cementation”) to provide a detailed cost estimate for the engineering associated with the temporary and permanent construction associated with the Elk Creek Project’s underground mine, along with a series of technical reviews and optimization studies around key elements of the existing mine design. Should project financing be obtained, this work will accelerate Cementation’s ability to mobilize and commence mine construction and may result in cost savings during project execution should Cementation’s optimization recommendations be adopted by the Company.

Other Activities

Our long-term financing efforts continued during the quarter ended September 30, 2021. However, as noted above under “COVID-19,” the COVID-19 pandemic has created uncertainty and continues to impact processes related to the Company’s efforts to obtain project financing. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local permits;
●	Continued evaluation of the potential to produce rare earth products;
●	Negotiation and completion of engineering, procurement and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities; and
●	Construction and operation of a small-scale demonstration plant to address process recommendations contained in the 2019 Feasibility Study and REE unit operations.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the Three Months Ended September 30,
	2021	2020
Operating expenses
Employee-related costs	$319	$319
Professional fees	90	108
Exploration expenditures	621	225
Other operating expenses	226	411
Total operating expenses	1,256	1,063
Change in financial instrument fair value	-	(34)
Foreign exchange loss (gain)	210	(101)
Interest expense	492	127
Loss (gain) on equity securities	2	(2)
Income tax expense	-	-
Net Loss	$1,960	$1,053

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Significant items affecting operating expenses are noted below:

Professional fees declined slightly in 2021 as compared to 2020, primarily due to the timing of legal services and tax preparation costs.

Exploration expenditures increased in 2021 as compared to 2020, reflecting costs incurred in connection with process optimization and REE assay analysis activities.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures and other miscellaneous costs. These costs decreased in 2021 as compared to 2020 primarily due to director options issued in 2020, which were fully vested and expensed on the grant date, offset slightly by increased financial advisory fees incurred in 2021.

Other significant items impacting the change in the Company’s net loss are noted below:

Foreign exchange (gain) loss is primarily due to changes in the U.S. dollar against the Canadian dollar and reflects the timing of foreign currency transactions, primarily U.S. dollar-based related party loans, and subsequent changes in exchange rates, and the loss during 2021 as compared to a gain in 2020 is due to an increase in the U.S. dollar relative to the Canadian dollar in 2021, and a decrease in the U.S. dollar relative to the Canadian dollar in 2020.

Interest expense increased in 2021 as compared to 2020 primarily due to the accretion of the Nordmin Note, which was issued in December 2020, as well as accretion of the Lind III Convertible Security, which was issued in February 2021.

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

As of September 30, 2021, the Company had cash of $5.9 million and a working capital surplus of $3.4 million, compared to cash of $7.3 million and working capital surplus of $3.4 million on June 30, 2021.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $5.3 million until June 30, 2022. In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $340 per month where approximately $250 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $90 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may not have sufficient cash to continue to fund basic operations for the next twelve months, and additional funds totaling $0.5 million to $1.0 million are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $15 until June 30, 2022. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2022, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

We currently have no further funding commitments or arrangements for additional financing at this time, other than the potential exercise of options and warrants, and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management is currently pursuing funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the year ended June 30, 2021, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We may not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. The continuing COVID-19 pandemic has resulted in business travel restrictions and capital market disruptions, and this has had an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the three months ended September 30, 2021, the Company’s operating activities consumed $1.6 million of cash (2020: $1.1 million). The cash used in operating activities for the three months ended September 30, 2021, reflects the Company’s funding of losses of $2.0 million, partially offset by the accretion of convertible debt, other non-cash transactions and a $0.3 million increase in prepaid expenses. Overall, operational outflows during the three months ended September 30, 2021, increased from the corresponding period of 2020 due to an increase in spending at the Elk Creek Project and a prepayment related to planned process optimization testing. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $0.3 million during the three months ended September 30, 2021, as compared to $1.3 million during the corresponding period in 2020, primarily reflecting the timing of warrant and option exercises during the comparative periods.

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

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” as of June 30, 2021, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies” as of June 30, 2021, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Certain U.S. Federal Income Tax Considerations

The Company has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, under the heading “Risks Related to the Common Shares.”

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of November 5, 2021, is set out below, on a fully-diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	261,480,164
Stock options[1]	15,025,000
Warrants[1]	13,470,118
Convertible Debt[2]	12,205,882

[1]	Each exercisable into one Common Share

[2]	Represents Common Shares issuable on conversion of aggregate outstanding principal amounts of US$8.5 million of convertible debt as of November 5, 2021, assuming a market price per Common Share of $0.80 on that date.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2021, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(2)	Inline XBRL Instance Document
101.SCH(2)	Inline XBRL Taxonomy Extension- Schema
101.CAL(2)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(2)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(2)	Inline XBRL Taxonomy Extension – Labels
101.PRE(2)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2021 and 2020, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months ended September 30, 2021 and 2020, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three Months ended September 30, 2021 and 2020 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: November 5, 2021

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 5, 2021