Form 10-Q
period 2021-12-31
NIOCORP DEVELOPMENTS LTD
filed 2022-02-04
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 4, 2022, the registrant had 264,903,954 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	December 31, 2021	June 30, 2021
ASSETS
Current
Cash		$4,866	$7,317
Prepaid expenses and other		279	24
Total current assets		5,145	7,341
Non-current
Deposits		35	35
Investment in equity securities		11	16
Right-of-use assets		126	156
Land and buildings, net		852	837
Mineral interests		16,085	16,085
Total assets		$22,254	$24,470

LIABILITIES
Current
Accounts payable and accrued liabilities	4	$458	$408
Related party loan	7	2,000	2,318
Convertible debt	5	-	1,123
Operating lease liability	9	76	69
Total current liabilities		2,534	3,918
Non-current
Convertible debt, net of current	5	4,262	6,784
Operating lease liability	9	66	105
Total liabilities		6,862	10,807
SHAREHOLDERS’ EQUITY
Common shares, unlimited shares authorized; shares outstanding: 264,026,990 at December 31, 2021 and 256,379,931 at June 30, 2021	6	120,935	113,882
Accumulated deficit		(104,494)	(99,076)
Accumulated other comprehensive loss		(1,049)	(1,143)
Total shareholders’ equity		15,392	13,663
Total liabilities and equity		$22,254	$24,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2021	2020	2021	2020
Operating expenses
Employee related costs		$1,232	$686	$1,551	$1,005
Professional fees		424	85	514	193
Exploration expenditures	8	491	189	1,112	414
Other operating expenses		881	253	1,107	664
Total operating expenses		3,028	1,213	4,284	2,276

Other income		-	(186)	-	(186)
Loss on debt extinguishment		-	163	-	163
Change in financial instrument fair value		-	62	-	28
Foreign exchange (gain) loss		(61)	(302)	149	(403)
Interest expense		488	131	980	258
Other loss (gain) on equity securities		3	-	5	(2)
Loss before income taxes		3,458	1,081	5,418	2,134
Income tax benefit		-	-	-	-
Net loss	3	$3,458	$1,081	$5,418	$2,134

Other comprehensive loss:
Net loss		$3,458	$1,081	$5,418	$2,134
Other comprehensive loss (gain):
Reporting currency translation		(15)	257	94	387
Total comprehensive loss		$3,443	$1,338	$5,512	$2,521

Loss per common share, basic and diluted		$0.01	$0.00	$0.02	$0.01

Weighted average common shares outstanding		261,392,248	239,060,052	259,734,327	237,965,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the six months ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,418)	$(2,134)
Adjustments to reconcile net loss to net cash used in operations:
Change in financial instrument fair value	-	28
Unrealized loss (gain) on equity securities	5	(2)
Accretion of convertible debt	877	3
Noncash lease expense	(3)	11
Depreciation	1	-
Gain on debt forgiveness	-	163
Loss on debt extinguishment	-	(186)
Foreign exchange loss (gain)	210	(319)
Share-based compensation	1,568	797
	(2,760)	(1,639)
Change in working capital items:
Prepaid expenses	(255)	(17)
Accounts payable and accrued liabilities	57	(103)
Net cash used in operating activities	(2,958)	(1,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	(16)	-
Net cash used in financing activities	(16)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	963	1,636
Loan repayments	-	(67)
Related party debt repayments	(318)	-
Net cash provided by financing activities	645	1,569
Exchange rate effect on cash and cash equivalents	(122)	16
Change in cash and cash equivalents during period	(2,451)	(174)
Cash and cash equivalents, beginning of period	7,317	307
Cash and cash equivalent, end of period	$4,866	$133

Supplemental cash flow information:
Amounts paid for interest	$40	$37
Amounts paid for income taxes	-	-
Non-cash financing transactions
Conversions of debt for common shares	$4,522	$456
Recognition of operating lease liabilities	-	231
Loan amounts forgiven	-	186
Accounts payable to convertible debt conversion	-	1,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	For the six months ended December 31, 2021 and 2020
	Common Shares Outstanding	Common Shares	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2020	235,925,684	$97,682	$(94,686)	$(355)	$2,641
Exercise of warrants	2,777,422	1,495	-	-	1,495
Exercise of options	438,617	141	-	-	141
Fair value of warrant granted	-	63	-	-	63
Debt conversions	968,544	506	-	-	506
Share issuance costs	-	(1)	-	-	(1)
Share-based compensation	-	797	-	-	797
Reporting currency presentation	-	-	-	(387)	(387)
Loss for the period	-	-	(2,134)	-	(2,134)
Balance, December 31, 2020	240,110,267	$100,683	$(96,820)	$(742)	$3,121

Balance, June 30, 2021	256,379,931	$113,882	$(99,076)	$(1,143)	$13,663
Exercise of warrants	871,750	543	-	-	543
Exercise of options	1,019,616	420	-	-	420
Debt conversions	5,755,693	4,522	-	-	4,522
Share-based compensation	-	1,568	-	-	1,568
Reporting currency presentation	-	-	-	94	94
Loss for the period	-	-	(5,418)	-	(5,418)
Balance, December 31, 2021	264,026,990	$120,935	$(104,494)	$(1,049)	$15,392

	For the three months ended December 31, 2021 and 2020
	Common Shares Outstanding	Common Shares	Deficit	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2020	238,667,620	$99,404	$(95,739)	$(485)	$3,180
Exercise of warrants	308,901	144	-	-	144
Exercise of options	229,500	110	-	-	110
Fair value of warrant granted	-	63	-	-	63
Debt conversions	904,246	469	-	-	469
Share-based compensation	-	493	-	-	493
Reporting currency presentation	-	-	-	(257)	(257)
Loss for the period	-	-	(1,081)	-	(1,081)
Balance, December 31, 2020	240,110,267	$100,683	$(96,820)	$(742)	$3,121

Balance, September 30, 2021	259,118,369	$115,896	$(101,036)	$(1,034)	$13,826
Exercise of options	736,914	299	-	-	299
Debt conversions	4,171,707	3,172	-	-	3,172
Share-based compensation	-	1,568	-	-	1,568
Reporting currency presentation	-	-	-	(15)	(15)
Loss for the period	-	-	(3,458)	-	(3,458)
Balance, December 31, 2021	264,026,990	$120,935	$(104,494)	$(1,049)	$15,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at December 31, 2021, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2021. The interim results are not necessarily indicative of results for the full year ending June 30, 2022, or future operating periods.

During fiscal year 2021 the Company combined the presentation of Additional Paid in Capital into the Common Shares line item in Shareholders’ Equity on the consolidated balance sheets. This presentation change was made as the Company’s common shares (“Common Shares”) are issued at no par value, and the fiscal year 2020 presentations were changed to conform with the current period presentation.

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

December 31, 2021

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

The Company incurred a loss of $5,418 for the six months ended December 31, 2021 (2020 - $2,134) and had an accumulated deficit of $104,494 as of December 31, 2021. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of December 31, 2021, the Company had cash of $4,866, which may not be sufficient to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures, which have historically averaged approximately $1,050 per quarter, is dependent on management’s ability to secure additional financing. Management is actively pursuing additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. The Company did not have any further funding commitments or arrangements for additional financing as of December 31, 2021. These consolidated financial statements do not give effect to any adjustments required to realize the Company’s assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

			As of
	Note	December 31, 2021	June 30, 2021
Accounts payable, trade		$186	$163
Interest payable to related party	7	104	40
Other accruals		168	205
Total accounts payable and accrued liabilities		$458	$408

5.	CONVERTIBLE DEBT

	As of
	December 31, 2021	June 30, 2021
Current Portion
Nordmin Note	$-	$1,123
Non-Current Portion
Lind III Convertible Security	$4,262	$6,784

Changes in the convertible security (the “Lind III Convertible Security”) issued to Lind Global Asset Management III, LLC, and the convertible note issued to Nordmin Engineering Ltd. (the “Nordmin Note”), are as follows:

	Lind III Convertible Security	Nordmin Note
Balance, June 30, 2021	$6,784	$1,123
Accretion expense	828	49
Conversions	(3,350)	(1,172)
Balance, December 31, 2021	$4,262	$-

Based on the Company’s closing Common Share price of C$1.29 as of December 31, 2021, conversion of the remaining Lind III Convertible Security balance, including accrued interest, would require the issuance of approximately 7,804,000 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total Common Shares the Company would be obligated to issue would change by approximately 61,000 shares.

6.	COMMON SHARES

a)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2021	15,965,000	C$	0.65
Granted	3,975,000		1.36
Exercised	(1,019,616)		0.72
Cancelled/expired	(605,384)		0.84
Balance, December 31, 2021	18,315,000	C$	0.80

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

On December 17, 2021, the Company granted 3,975,000 options to purchase Common Shares (“Options”) at a fair value price of $C0.50 per Option, based on Black-Scholes models with an average risk-free rate of 1.18%, average share price volatility of 53.9%, and a three-year expected option life.

 The following table summarizes information about Options outstanding at December 31, 2021:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
C$	0.76	March 6, 2022	4,000,000	C$	2,120	4,000,000	C$	2,120
C$	0.47	November 9, 2022	3,030,000		2,485	3,030,000		2,485
C$	0.84	September 18, 2023	1,050,000		472	1,050,000		472
C$	0.54	November 15, 2023	3,910,000		2,933	3,910,000		2,933
C$	0.75	December 14, 2023	1,825,000		986	1,825,000		986
C$	0.75	December 16, 2023	525,000		283	525,000		283
C$	1.36	December 17, 2024	3,975,000		-	3,975,000		-
			18,315,000	C$	9,279	18,315,000	C$	9,279

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$1.29 as of December 31, 2021, that would have been received by the Option holders had all Option holders exercised their Options as of that date. The total number of in-the-money Options vested and exercisable as of December 31, 2021, was 14,340,000. As of December 31, 2021, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

b)	Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2021	14,341,868	C$	1.16
Exercised	(871,750)		0.78
Balance, December 31, 2021	13,470,118	C$	1.18

At December 31, 2021, the Company had outstanding exercisable Common Share purchase warrants (“Warrants”), as follows:

Number	Exercise Price		Expiry Date
500,000	C$	0.80	December 18, 2022
4,412,118	C$	1.63	May 10, 2023
8,558,000	C$	0.97	February 19, 2025
13,470,118

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Borrowings under the non-revolving credit facility agreement (the “Smith Credit Facility”) with Mark Smith, Chief Executive Officer, President, and Executive Chairman of NioCorp, bear interest at a rate of 10% and drawdowns from the Smith Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Smith Credit Facility are secured by all of the Company’s assets pursuant to a general security agreement. The Smith Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. On December 13, 2021, the maturity date for the Smith Credit Facility was extended from December 15, 2021, to June 30, 2022. As of December 31, 2021, the principal amount outstanding under the Smith Credit Facility was $2,000.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

On July 23, 2021, the Company paid Mr. Smith $40 related to accrued interest through June 30, 2021. Accounts payable and accrued liabilities as of December 31, 2021, include accrued interest of $104 payable under the Smith Credit Facility.

8.	Exploration Expenditures

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
Technical studies and engineering	$84	$-	$134	$-
Field management and other	157	148	281	330
Metallurgical development	150	41	586	84
Geologists and field staff	100	-	111	-
Total	$491	$189	$1,112	$414

9.	Leases

The Company incurred lease costs as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
Operating Lease Cost:
Fixed rent expense	$23	$28	$43	$57
Variable rent expense	2	2	5	2
Short term lease cost	2	3	9	7
Sublease income	(10)	(5)	(15)	(10)
Net lease cost	17	28	42	56
Lease cost – other operating expense	17	22	42	44
Lease cost – exploration expenditures	-	6	-	12
Net lease cost	$17	$28	$42	$56

The maturities of lease liabilities are as follows at December 31, 2021:

Fiscal Year Lease Maturities
2021	$46
2022	92
2023 and thereafter	23
Total lease payments	161
Less portion of payments representing interest	(19)
Present value of lease payments	142
Less current portion of lease liability	(76)
Noncurrent lease liability	$66

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and June 30, 2021, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,866	$4,866	$-	$-
Equity securities	11	11	-	-
Total	$4,877	$4,877	$-	$-

	As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,317	$7,317	$-	$-
Equity securities	16	16	-	-
Total	$7,333	$7,333	$-	$-

The Lind III Convertible Security discussed in Note 5 was initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At December 31, 2021, the estimated fair value of this instrument approximates carrying value given that the instrument was issued in fiscal 2021 and has a short time period until maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three and six months ended December 31, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of applicable Canadian securities legislation (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources, and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes or disruptions in the securities markets;
●	risks related to our history of losses;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to feasibility study results;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the establishment of a reserve and resource for rare earth elements (“REEs” or “Rare Earths”) and the development of a viable recovery process for REEs;
●	risks related to the price volatility of commodities;
●	risks related to estimates of mineral resources and reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to differences in U.S. and Canadian reserve and resource reporting;
●	risks related to our exploration activities being unsuccessful;

●	risks related to our ability to obtain permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to proposed legislation that may significantly affect the mining industry;
●	risks related to land reclamation requirements;
●	risks related to competition in the mining industry;
●	risks related to the management of the water balance at our Elk Creek Project;
●	risks related to equipment and supply shortages;
●	risks related to current and future joint ventures and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the ability to enforce judgment against certain of our Directors;
●	risks related to claims on the title to our properties;
●	risks related to surface access on our properties;
●	risks related to potential future litigation;
●	risks related to our lack of insurance covering all our operations;
●	risks related to the need for resilience in the face of potential impacts from climate change;
●	risks related to a disruption in, or failure of, our information technology (“IT”) systems, including those related to cybersecurity;
●	risks related to covenants contained in agreements with our secured creditors that may affect our assets;
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing;
●	risks related to our status as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended;
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules;
●	risks related to our status as an “emerging growth company” and the impact of related reduced reporting requirements on our ability to attract investors; and
●	risks related to the effects of the COVID-19 pandemic on our business plans, financial condition and liquidity.

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

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium (“Nb”)/Scandium (“Sc”)/Titanium (“Ti”) and Rare Earths exploration project. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy (“HSLA”) steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics. Rare Earths are critical to electrification and decarbonization initiatives and can be used to manufacture the strongest permanent magnets commercially available.

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

Recent Corporate Events

On November 1, 2021, the Company announced the planned retirement of John F. Ashburn, Jr., Vice President, General Counsel, and Corporate Secretary of NioCorp effective at the close of business on December 2, 2021. Mr. Ashburn continues to provide NioCorp with consulting services on a part-time basis. On December 3, 2021, in connection with the retirement of John Ashburn, Neal S. Shah was appointed as the Corporate Secretary for the Company.

On November 2, 2021, the Company announced the filing of a US $200 million shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC. This Shelf Registration Statement, which was declared effective by the SEC on November 16, 2021, will allow the Company the flexibility from time to time to offer and sell up to $200 million of securities, including common shares, on a registered basis in the U.S. The specific securities and terms of each such future offering of securities, if any, along with the intended use of any net proceeds therefrom, would be described in detail under a separate prospectus supplement at the time of any such offering.

Elk Creek Project Update

On August 11, 2021, the Company announced completion of the first stage of metallurgical testing that is designed to optimize the Elk Creek flowsheet and evaluate the potential integration of Rare Earth recovery to the Elk Creek Project. The metallurgical work was conducted by Salt Lake City-based L3 Process Development (“L3”), which has worked with NioCorp over the past several years on the development and optimization of NioCorp’s planned metallurgical processing facility for the Elk Creek Project.

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

On September 9, 2021, the Company announced that it will analyze historic drilling core samples from the Elk Creek deposit in southeast Nebraska in order to compile sufficient data with the aim of publishing an updated Mineral Resource for the Elk Creek Project that includes individual REE grades and tonnage that may exist in the deposit. The focus of this effort is within the boundaries of the current Mineral Resource. The Company’s REE initiative was launched in response to intense interest by governments, shareholders, and industrial consumers around the world for additional sources of Rare Earths beyond current suppliers.

On October 4, 2021, the Company announced that elemental analysis of 1,094 historic drill core samples from the Elk Creek Project to ascertain concentrations of REEs and other elements had commenced at Activation Laboratories Ltd.’s facility in Ancaster, Ontario. Results from this analysis may support an update to the Project’s Mineral Resource to include individual REE grades and tonnage.

On October 6, 2021, the Company’s senior management team hosted a large group of current investors as well as representatives of the local community at the Elk Creek Project site for a tour, briefing, and question and answer session.

On November 11, 2021, the Company announced that the Nebraska Department of Environment and Energy (“NDEE”) granted to NioCorp an extension until April 4, 2022, as to when construction must be initiated at the Elk Creek Project under the current construction air permit. The Elk Creek Project’s construction air permit was issued by NDEE on June 2, 2020, and required that “construction, reconstruction, or modification of the source” be commenced within 18 months of the permit’s issuance. The six-month extension recently granted by NDEE was based on the date of the Company’s October 4, 2021, request for such an extension.

On December 14, 2021, the Company announced the results of Rare Earth assays completed on drill core samples from the Elk Creek Project that were obtained through an agreement with the University of Nebraska’s Conservation and Survey Division (“CSD”). A total of 1,094 samples originating from 18 diamond drill holes completed by previous operators of the Elk Creek Project were obtained pursuant to an agreement between the Company and CSD and were assayed for REE content at Actlabs in Ancaster, Ontario. With the completion of this recent assay work, the Rare Earth assay database is considered complete for the purposes of calculating the potential Rare Earth content within the footprint of the previously announced niobium, scandium, and titanium Mineral Resource at the Elk Creek Project.

On January 3, 2022, the Company announced positive results from its ongoing metallurgical work regarding the process to extract REEs from ore samples sourced at its Elk Creek Project. Salt Lake City-based L3 Process Development (“L3”) has been conducting small-scale testing for NioCorp on Rare Earth recovery and flowsheet improvement, with the following results and planned work steps:

●

L3 demonstrated that Scandium can be effectively extracted and separated from the REEs in solution using a phosphate-based extractant. With additional work, this phosphate-based recovery process could be shown capable of replacing the phosphoric acid-based extraction process that is part of the current Project design.

●

L3 further demonstrated that the REEs (lanthanum through lutetium, including the magnetic Rare Earths neodymium, praseodymium, dysprosium, and terbium) can be selectively extracted and separated from the leach solution using an amide-based extractant.

●

Additional testing is planned at L3’s laboratory to further verify and optimize a Rare Earth recovery operation for the Elk Creek project as well as establish metallurgical performance and recovery data for three prospective Rare Earth products: neodymium/praseodymium oxide, dysprosium oxide, and terbium oxide.

●

L3 is now in the process of constructing a small-scale integrated demonstration plant at its Quebec facility, which will address hydrometallurgical recommendations from the Company’s 2019 Feasibility Study as well as demonstrating potential Rare Earth recovery operations.

During the quarter ended December 31, 2021, NioCorp completed an engagement with Cementation US, Inc. (“Cementation”) to provide a detailed cost estimate for the engineering associated with the temporary and permanent construction associated with the Elk Creek Project’s underground mine, along with a series of technical reviews and optimization studies around key elements of the existing mine design. Should project financing be obtained, this work will accelerate Cementation’s ability to mobilize and commence mine construction and may result in cost savings during project execution should Cementation’s optimization recommendations be adopted by the Company.

During the quarter ended December 31, 2021, NioCorp engaged Olsson to assist with the preparation of an Equator Principles program for the Company, which includes an environmental and social assessment of the Elk Creek Project along with internal procedures and management systems to formalize the Company’s longstanding commitment to leading Environmental and Social Governance (“ESG”) practices. The Equator Principles are used by signatory financing entities to assess the ESG practices of financing opportunities.

Other Activities

Our long-term financing efforts continued during the quarter ended December 31, 2021. However, as noted above under “COVID-19,” the COVID-19 pandemic has created uncertainty and continues to impact processes related to the Company’s efforts to obtain project financing. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local permits;
●	Continued evaluation of the potential to produce Rare Earth products;
●	Negotiation and completion of engineering, procurement and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities; and
●	Construction and operation of a small-scale demonstration plant to address process recommendations contained in the 2019 Feasibility Study and to quantify REE metallurgical performance.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
Operating expenses
Employee-related costs	$1,232	$686	$1,551	$1,005
Professional fees	424	85	514	193
Exploration expenditures	491	189	1,112	414
Other operating expenses	881	253	1,107	664
Total operating expenses	3,028	1,213	4,284	2,276

Other income	-	(186)	-	(186)
Loss on debt extinguishment	-	163	-	163
Change in financial instrument fair value	-	62	-	28
Foreign exchange (gain) loss	(61)	(302)	149	(403)
Interest expense	488	131	980	258
Loss (gain) on equity securities	3	-	5	(2)
Income tax expense	-	-	-	-
Net Loss	$3,458	$1,081	$5,418	$2,134

Six months ended December 31, 2021 compared to six months ended December 31, 2020

Significant items affecting operating expenses are noted below:

Employee-related costs increased in 2021 as compared to 2020 due to increased share-based compensation costs, which primarily reflected the impact of increased Common Share values in the Black Scholes model. Options issued in both 2021 and 2020 were fully vested and expensed on the grant date.

Professional fees increased in 2021 as compared to 2020, primarily due to the timing of legal services related to SEC filings, including our shelf registration statement on Form S-3 filed in November 2021.

Exploration expenditures increased in 2021 as compared to 2020, reflecting costs incurred in connection with high pressure grinding rolls comminution testing, process optimization, demonstration plant EPC efforts, Equator Principles program development and efforts to update the existing mineral resource with REEs.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures and other miscellaneous costs. These costs increased in 2021 as compared to 2020 primarily due to increased financial advisory fees and investor relations fees associated with our ongoing financing efforts. In addition, share-based compensation for directors and other advisors increased in 2021 as compared to 2020 due to increased share-based compensation costs, which primarily reflected the impact of increased Common Share values in the Black Scholes model. Options issued in both 2021 and 2020 were fully vested and expensed on the grant date.

Other significant items impacting the change in the Company’s net loss are noted below:

Other income for 2020 represents the one-time forgiveness of the Company’s U.S. Small Business Administration Loan, which occurred on November 18, 2020.

Loss on extinguishment for 2020 represents the one-time loss incurred in connection with the December 18, 2020, conversion of the Nordmin accounts payable balance to a one-year convertible note (the “Nordmin Note”).

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

Interest expense increased in 2021 as compared to 2020 primarily due to the accretion of the Nordmin Note, which was issued in December 2020, as well as accretion of the convertible security issued to Lind Global Asset Management III, LLC, which was issued in February 2021.

Three months ended December 31, 2021 compared to three months ended December 31, 2020

Overall, the increase in net loss for the three months ended December 31, 2021, as compared to the same period in 2020, is primarily the result of the same factors underlying the six-month changes as discussed above.

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

As of December 31, 2021, the Company had cash of $4.9 million and a working capital surplus of $2.6 million, compared to cash of $7.3 million and working capital surplus of $3.4 million on June 30, 2021.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $6.5 million until June 30, 2022. In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures are approximately $677 per month where approximately $259 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $418 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may not have sufficient cash to continue to fund basic operations for the next twelve months, and additional funds totaling $1.0 million to $2.0 million are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $13 until June 30, 2022. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2022, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

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

Operating Activities

During the six months ended December 31, 2021, the Company’s operating activities consumed $3.0 million of cash (2020: $1.8 million). The cash used in operating activities for the six months ended December 31, 2021, reflects the Company’s funding of losses of $5.4 million, partially offset by the accretion of convertible debt, share-based compensations costs and other non-cash transactions and a $0.3 million increase in prepaid expenses. Overall, operational outflows during the six months ended December 31, 2021, increased from the corresponding period of 2020 due to an increase in spending at the Elk Creek Project and a prepayment related to planned process optimization testing. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $0.6 million during the six months ended December 31, 2021, as compared to $1.6 million during the corresponding period in 2020, primarily reflecting the timing of warrant and option exercises and related party debt repayments during the comparative periods.

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

Contractual Obligations

There have been no material changes to our contractual obligations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” as of June 30, 2021, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, other than reductions in convertible debt balances as noted in Note 5 to the financial statements accompanying this Quarterly Report on Form 10-Q, and the extension of the term of the related party credit facility as discussed in Note 7 to the financial statements accompanying this Quarterly Report on Form 10-Q.

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

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of February 4, 2022, is set out below, on a fully-diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	264,903,954
Stock options[1]	18,315,000
Warrants[1]	13,470,118
Convertible Debt[2]	9,044,100
[1]	Each exercisable into one Common Share
[2]

Represents Common Shares issuable on conversion of aggregate outstanding principal amounts of $6.15 million of convertible debt as of February 4, 2022, assuming a market price per Common Share of $0.79 on that date.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date	Conversion Amount	Shares Issued	Conversion Price/Share
October 21, 2021	$127,043	171,252	C$0.9146
December 21, 2021	$171,621	171,849	C$1.2925

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2021, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
10.1(2)	Amending Agreement to Smith Credit Agreement, dated December 13, 2021, between the Company and Mark Smith
10.2	Amendment #1 to Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind Global Asset Management III, LLC
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(3)	Inline XBRL Instance Document
101.SCH(3)	Inline XBRL Taxonomy Extension- Schema
101.CAL(3)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(3)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(3)	Inline XBRL Taxonomy Extension – Labels
101.PRE(3)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on December 13, 2021, and incorporated herein by reference.
(3)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2021 and 2020, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Six Months ended December 31, 2021 and 2020, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three and Six Months ended December 31, 2021 and 2020 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: February 4, 2022

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 4, 2022