Form 10-Q
period 2022-03-31
NIOCORP DEVELOPMENTS LTD
filed 2022-05-06
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 269,041,264 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	March 31, 2022	June 30, 2021
ASSETS
Current
Cash		$3,464	$7,317
Prepaid expenses and other		541	24
Total current assets		4,005	7,341
Non-current
Deposits		35	35
Investment in equity securities		10	16
Right-of-use assets		110	156
Land and buildings, net		851	837
Mineral interests		16,085	16,085
Total assets		$21,096	$24,470

LIABILITIES
Current
Accounts payable and accrued liabilities	4	$720	$408
Related party loan	7	2,000	2,318
Convertible debt	5	2,585	1,123
Operating lease liability	9	79	69
Total current liabilities		5,384	3,918
Non-current
Convertible debt, net of current	5	-	6,784
Operating lease liability	9	44	105
Total liabilities		5,428	10,807
SHAREHOLDERS’ EQUITY
Common shares, unlimited shares authorized; shares outstanding: 268,083,716 at March 31, 2022 and 256,379,931 at June 30, 2021	6	123,045	113,882
Accumulated deficit		(106,310)	(99,076)
Accumulated other comprehensive loss		(1,067)	(1,143)
Total shareholders’ equity		15,668	13,663
Total liabilities and equity		$21,096	$24,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended March 31,		For the nine months ended March 31,
	Note	2022	2021	2022	2021
Operating expenses
Employee related costs		$308	$327	$1,859	$1,332
Professional fees		16	83	530	276
Exploration expenditures	8	845	297	1,957	711
Other operating expenses		217	138	1,324	802
Total operating expenses		1,386	845	5,670	3,121

Other income		-	(22)	-	(208)
Loss on debt extinguishment		-	-	-	163
Change in financial instrument fair value		-	(60)	-	(32)
Foreign exchange (gain) loss		(48)	(94)	101	(497)
Interest expense		477	354	1,457	612
Other loss (gain) on equity securities		1	(10)	6	(12)
Loss before income taxes		1,816	1,013	7,234	3,147
Income tax benefit		-	-	-	-
Net loss	3	$1,816	$1,013	$7,234	$3,147

Other comprehensive loss:
Net loss		$1,816	$1,013	$7,234	$3,147
Other comprehensive loss (gain):
Reporting currency translation		18	93	(76)	480
Total comprehensive loss		$1,834	$1,106	$7,158	$3,627

Loss per common share, basic and diluted		$0.01	$0.00	$0.03	$0.01

Weighted average common shares outstanding		265,764,404	241,931,563	261,729,813	239,283,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the nine months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,234)	$(3,147)
Adjustments to reconcile net loss to net cash used in operations:
Change in financial instrument fair value	-	(32)
Unrealized loss (gain) on equity securities	6	(12)
Accretion of convertible debt	1,300	219
Noncash lease expense	(5)	10
Depreciation	2	-
Gain on debt forgiveness	-	(196)
Loss on debt extinguishment	-	163
Foreign exchange loss (gain)	151	(453)
Share-based compensation	1,568	797
	(4,212)	(2,651)
Change in working capital items:
Prepaid expenses and other	(516)	9
Accounts payable and accrued liabilities	314	(1,006)
Net cash used in operating activities	(4,414)	(3,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	(16)	-
Net cash used in financing activities	(16)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	973	2,847
Loan repayments	-	(406)
Share issuance costs	-	(1)
Proceeds from debt issuance, net of expenses	-	9,477
Related party debt repayments	(318)	-
Net cash provided by financing activities	655	11,917
Exchange rate effect on cash and cash equivalents	(78)	50
Change in cash and cash equivalents during period	(3,853)	8,319
Cash and cash equivalents, beginning of period	7,317	307
Cash and cash equivalent, end of period	$3,464	$8,626

Supplemental cash flow information:
Amounts paid for interest	$40	$734
Amounts paid for income taxes	-	-
Non-cash financing transactions:
Conversions of debt for common shares	$6,622	$1,256
Recognition of operating lease liabilities	-	231
Loan amounts forgiven	-	196
Accounts payable to convertible debt conversion	-	1,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	For the nine months ended March 31, 2022 and 2021
	Common Shares Outstanding	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2020	235,925,684	$97,682	$(94,686)	$(355)	$2,641
Exercise of warrants	4,732,261	2,633	-	-	2,633
Exercise of options	2,942,177	215	-	-	215
Fair value of warrant granted	-	1,775	-	-	1,775
Debt conversions	1,945,465	1,256	-	-	1,256
Share issuance costs	-	(1)	-	-	(1)
Share-based compensation	-	797	-	-	797
Reporting currency presentation	-	-	-	(480)	(480)
Loss for the period	-	-	(3,147)	-	(3,147)
Balance, March 31, 2021	245,545,587	$104,357	$(97,833)	$(835)	$5,689

Balance, June 30, 2021	256,379,931	$113,882	$(99,076)	$(1,143)	$13,663
Exercise of warrants	871,750	543	-	-	543
Exercise of options	1,926,533	430	-	-	430
Debt conversions	8,905,502	6,622	-	-	6,622
Share-based compensation	-	1,568	-	-	1,568
Reporting currency presentation	-	-	-	76	76
Loss for the period	-	-	(7,234)	-	(7,234)
Balance, March 31, 2022	268,083,716	$123,045	$(106,310)	$(1,067)	$15,668

	For the three months ended March 31, 2022 and 2021
	Common Shares Outstanding	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	240,110,267	$100,683	$(96,820)	$(742)	$3,121
Exercise of warrants	1,954,839	1,138	-	-	1,138
Exercise of options	2,503,560	74	-	-	74
Fair value of warrant granted	-	1,712	-	-	1,712
Debt conversions	976,921	750	-	-	750
Share-based compensation	-	-	-	-	-
Reporting currency presentation	-	-	-	(93)	(93)
Loss for the period	-	-	(1,013)	-	(1,013)
Balance, March 31, 2021	245,545,587	$104,357	$(97,833)	$(835)	$5,689

Balance, December 31, 2021	264,026,990	$120,935	$(104,494)	$(1,049)	$15,392
Exercise of options	906,917	10	-	-	10
Debt conversions	3,149,809	2,100	-	-	2,100
Share-based compensation	-	-	-	-	-
Reporting currency presentation	-	-	-	(18)	(18)
Loss for the period	-	-	(1,816)	-	(1,816)
Balance, March 31, 2022	268,083,716	$123,045	$(106,310)	$(1,067)	$15,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at March 31, 2022, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2021. The interim results are not necessarily indicative of results for the full year ending June 30, 2022, or future operating periods.

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

March 31, 2022

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

d)	Basic and Diluted Earnings per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of Common Shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Common Share equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. For purposes of this calculation, options to purchase Common Shares (“Options”) and warrants to purchase Common Shares (“Warrants”) are considered to be Common Share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying Options, Warrants, and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three and nine months ended March 31, 2022 and 2021, as indicated below.

	As of March 31,

Excluded potentially dilutive securities (1):	2022	2021
Options	14,089,000	15,990,000
Warrants	13,470,118	14,303,772
Convertible debt	6,329,000	15,084,450
Total potential dilutive securities	33,888,118	45,378,222

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

3.	GOING CONCERN ISSUES

The Company incurred a loss of $7,234 for the nine months ended March 31, 2022 (2021 - $3,147) and had a working capital deficit of $1,379 and an accumulated deficit of $106,310 as of March 31, 2022. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of March 31, 2022, the Company had cash of $3,464, which may not be sufficient to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The Company’s ability to continue operations and fund its expenditures, which have historically averaged approximately $1,118 per quarter, is dependent on management’s ability to secure additional financing. Management is actively pursuing additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. The Company did not have any further funding commitments or arrangements for additional financing as of March 31, 2022. These consolidated financial statements do not give effect to any adjustments required to realize the Company’s assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of
	Note	March 31, 2022	June 30, 2021
Accounts payable, trade		$59	$163
Interest payable to related party	7	158	40
Other accruals		503	205
Total accounts payable and accrued liabilities		$720	$408

5.	CONVERTIBLE DEBT

	As of
	March 31, 2022	June 30, 2021
Current portion
Lind III convertible security	$2,585	$-
Nordmin note	-	1,123
	2,585	1,123
Non-current portion
Lind III convertible security	$-	$6,784

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Changes in the convertible security (the “Lind III Convertible Security”) issued to Lind Global Asset Management III, LLC, and the convertible note issued to Nordmin Engineering Ltd. (the “Nordmin Note”), are as follows:

	Lind III Convertible Security	Nordmin Note
Balance, June 30, 2021	$6,784	$1,123
Accretion expense	1,251	49
Conversions	(5,450)	(1,172)
Balance, March 31, 2022	$2,585	$-

Based on the Company’s closing Common Share price of C$1.08 as of March 31, 2022, conversion of the remaining Lind III Convertible Security balance, including accrued interest, would require the issuance of approximately 6,329,000 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total Common Shares the Company would be obligated to issue would change by approximately 59,000 shares.

6.	COMMON SHARES

a)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2021	15,965,000	C$	0.65
Granted	3,975,000		1.36
Exercised	(1,926,533)		0.71
Cancelled/expired	(3,924,467)		0.77
Balance, March 31, 2022	14,089,000	C$	0.81

On December 17, 2021, the Company granted 3,975,000 options to purchase Common Shares (“Options”) at a fair value price of $C0.50 per Option, based on Black-Scholes models with an average risk-free rate of 1.18%, average share price volatility of 53.9%, and a three-year expected option life.

 The following table summarizes information about Options outstanding at March 31, 2022:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
C$	0.47	November 9, 2022	2,804,000		1,710	2,804,000		1,710
C$	0.84	September 18, 2023	1,050,000		252	1,050,000		252
C$	0.54	November 15, 2023	3,910,000		2,111	3,910,000		2,111
C$	0.75	December 14, 2023	1,825,000		602	1,825,000		602
C$	0.75	December 16, 2023	525,000		173	525,000		173
C$	1.36	December 17, 2024	3,975,000		-	3,975,000		-
			14,089,000	C$	4,848	14,089,000	C$	4,848

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$1.08 as of March 31, 2022, that would have been received by the Option holders had all Option holders exercised their Options as of that date. There were 10,114,000 in-the-money Options vested and exercisable as of March 31, 2022. As of March 31, 2022, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

b)	Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2021	14,341,868	C$	1.16
Exercised	(871,750)		0.78
Balance, March 31, 2022	13,470,118	C$	1.18

At March 31, 2022, the Company had outstanding exercisable Common Share purchase warrants (“Warrants”), as follows:

Number	Exercise Price		Expiry Date
500,000	C$	0.80	December 18, 2022
4,412,118	C$	1.63	May 10, 2023
8,558,000	C$	0.97	February 19, 2025
13,470,118

7.	RELATED PARTY TRANSACTIONS AND BALANCES

Borrowings under the non-revolving credit facility agreement (the “Smith Credit Facility”) with Mark Smith, Chief Executive Officer, President, and Executive Chairman of NioCorp, bear interest at a rate of 10% and drawdowns from the Smith Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Smith Credit Facility are secured by all of the Company’s assets pursuant to a general security agreement. The Smith Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. On December 13, 2021, the maturity date for the Smith Credit Facility was extended from December 15, 2021, to June 30, 2022. As of March 31, 2022, the principal amount outstanding under the Smith Credit Facility was $2,000.

On July 23, 2021, the Company paid Mr. Smith $40 related to accrued interest outstanding on the Smith Credit Facility. Accounts payable and accrued liabilities as of March 31, 2022, include accrued interest of $158 payable under the Smith Credit Facility.

8.	Exploration Expenditures

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
Technical studies and engineering	$45	$10	$179	$11
Field management and other	139	198	420	527
Metallurgical development	625	44	1,211	128
Geologists and field staff	36	45	147	45
Total	$845	$297	$1,957	$711

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

9.	Leases

The Company incurred lease costs as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
Operating Lease Cost:
Fixed rent expense	$23	$27	$66	$86
Variable rent expense	2	2	7	4
Short term lease cost	4	4	12	10
Sublease income	(8)	(4)	(23)	(14)
Net lease cost	21	29	62	86
Lease cost – other operating expense	21	23	62	67
Lease cost – exploration expenditures	-	6	-	19
Net lease cost	$21	$29	$62	$86

The maturities of lease liabilities are as follows at March 31, 2022:

Fiscal Year Lease Maturities
2021	$24
2022	92
2023 and thereafter	23
Total lease payments	139
Less portion of payments representing interest	(16)
Present value of lease payments	123
Less current portion of lease liability	(79)
Noncurrent lease liability	$44

10.	Fair Value Measurements

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

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale, including investments in equity securities, are measured at fair value, with unrealized gains and losses being recognized in income.

Financial instruments including receivables, accounts payable and accrued liabilities, and related party loans are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, and June 30, 2021, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,464	$3,464	$-	$-
Equity securities	10	10	-	-
Total	$3,474	$3,474	$-	$-

	As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,317	$7,317	$-	$-
Equity securities	16	16	-	-
Total	$7,333	$7,333	$-	$-

The Lind III Convertible Security discussed in Note 5 was initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At March 31, 2022, the estimated fair value of this instrument approximates carrying value given that the instrument was issued in fiscal 2021 and has a short time period until maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three and nine months ended March 31, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors; our cash and other funding requirements and timing and sources thereof; results of feasibility studies; the accuracy of mineral resource and reserve estimates and assumptions on which they are based; the results of economic assessments and exploration activities; and current market conditions and project development plans. The material assumptions used to develop the forward-looking statements and forward-looking information included in this Quarterly Report on Form 10-Q include: our expectations of mineral prices; our forecasts and expected cash flows; our projected capital and operating costs; accuracy of mineral resource estimates and resource modeling and feasibility study results; expectations regarding mining and metallurgical recoveries; timing and reliability of sampling and assay data; anticipated political and social conditions; expected national and local government policies, including legal reforms; successful advancement of the Company’s required permitting processes; and the ability to successfully raise additional capital.

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

Risks Related to Our Business:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to our history of losses;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to changes in economic valuations of the Elk Creek Project, such as net present value calculations, changes or disruptions in the securities markets;
●	risks related to a disruption in, or failure of, our information technology (“IT”) systems, including those related to cybersecurity;
●	risks related to equipment and supply shortages;
●	risks related to current and future offtake agreements, joint ventures, and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the effects of the COVID-19 pandemic on our business plans, financial condition and liquidity;
●	risks related to the effects of the current Russia/Ukraine conflict; and
●	risks related to the ability to enforce judgment against certain of our Directors.

Risks Related to Mining and Exploration:

●	risks related to feasibility study results;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to the establishment of a reserve and resource for rare earth elements (“REEs” or “Rare Earths”) and the development of a viable recovery process for REEs;
●	risks related to estimates of mineral resources and reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to differences in U.S. and Canadian reserve and resource reporting;
●	risks related to our exploration activities being unsuccessful;
●	risks related to competition in the mining industry;
●	risks related to the management of the water balance at our Elk Creek Project;
●	risks related to claims on the title to our properties;
●	risks related to surface access on our properties;
●	risks related to potential future litigation; and
●	risks related to our lack of insurance covering all our operations.

Risks Related to Government Regulations:

●	risks related to our ability to obtain or renew permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to changes in federal and/or state laws that may significantly affect the mining industry;
●	risks related to the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; and
●	risks related to land reclamation requirements.

Risks Related to Our Debt:

●	risks related to covenants contained in agreements with our secured creditors that may affect our assets; and
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing.

Risks Related to Our Common Shares:

●	risks related to our status as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended;
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules; and
●	risks related to our status as an “emerging growth company” and the impact of related reduced reporting requirements on our ability to attract investors.

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

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium (“Nb”), Scandium (“Sc”), and Titanium (“Ti”) exploration project. The Company also is evaluating the potential to produce several Rare Earth byproducts from the Elk Creek Project. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy (“HSLA”) steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics. Rare Earths are critical to electrification and decarbonization initiatives and can be used to manufacture the strongest permanent magnets commercially available.

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

 COVID-19

Since March 2020, several measures have been implemented in the United States, Canada, and the rest of the world in response to the increased impact from the COVID-19 pandemic. Such impacts include, among others, supply chain disruptions, labor shortages, regulatory challenges, inflationary pressures, as well as market volatility. The full extent to which the COVID-19 pandemic and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time, including, but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume. We believe this could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year. As a result of the COVID-19 pandemic, the Company is following, and will continue to follow, social distancing, health and safety protocol, business-related social gathering restrictions, and other similar guidelines promulgated by Colorado and Nebraska governmental officials.

The COVID-19 pandemic has caused, and continues to cause, uncertainty with regards to overall project funding timelines and a heightened risk remains that we may be unable to secure sufficient additional capital, including but not limited to equity and debt offerings, to fund future expenditures or to maintain our liquidity. It is also possible that the COVID-19 pandemic could further adversely affect our business plans, results of operations, financial condition or liquidity in the future. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business plans, results of operations, financial condition or liquidity will ultimately be impacted.

Russia/Ukraine Conflict

On February 24, 2022, Russian military forces launched a military action in Ukraine. In response to this action, the U.S. and other countries have imposed various economic sanctions and measures against Russia and related persons and entities. Russia has subsequently enacted countermeasures. We are monitoring developments and potential impacts from enacted sanctions and measures and will take mitigating actions as appropriate. This conflict and resulting response has impacted the global economy and financial markets and could adversely affect our business, financial condition, and results of operations.

Recent Corporate Events

The Company developed and deployed an Environmental and Social Management System (“ESMS”) in the third fiscal quarter of 2022 based on the “Equator Principles.” The Equator Principles are intended to serve as a common baseline and risk management framework to facilitate the identification, assessment, and management of environmental, social, and governing risks (“ESG”), and are oftentimes used to evaluate projects in a financing context.

The development of the Equator Principles has formalized and documented many of NioCorp’s existing ESG practices. The ESMS includes the following elements:

●	Environmental and Social Risk Assessment;

●	Climate Change Risk Assessment;

●	Environmental and Community Assessment, including an Environmental Justice evaluation;

●	A website-based Grievance Mechanism for members of the local community;

●	A series of management procedures to guide day-to-day activities; and

●	Environmental and Social Management Plans for Air Emissions and Wastewater.

Elk Creek Project Update

On January 3, 2022, the Company announced positive results from its ongoing metallurgical work regarding the process to extract Rare Earth elements (“REEs”) from ore samples sourced at its Elk Creek Project. Salt Lake City-based L3 Process Development (“L3”) has been conducting small-scale testing for NioCorp on Rare Earth recovery and flowsheet improvement, with the following results and planned work steps:

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

Construction of this demonstration facility advanced during the current quarter along with the bench-scale testing needed to support final plant design. Management believes plant construction will be completed, and the test facility will be in operation, during our current fiscal quarter ending June 30, 2022.

Work efforts to define a mineral resource with respect to Rare Earth data continued during the quarter; however, it is not yet certain if this work will result in Rare Earth data being delineated as a mineral resource.

On April 15, 2022, the Company announced that the Nebraska Department of Environment and Energy (“NDEE”) advised the Company that periodic extensions to the Elk Creek Project’s construction air permit are no longer required because the Company has met the regulatory definition of “construction, reconstruction, or modification of the source” since the permit was issued.

Other Activities

Our long-term financing efforts continued during the quarter ended March 31, 2022. However, as noted above under “COVID-19,” the COVID-19 pandemic has created uncertainty and continues to impact processes related to the Company’s efforts to obtain project financing. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local permits;
●	Continued evaluation of the potential to produce Rare Earth products;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production from the project;
●	Negotiation and completion of engineering, procurement and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities; and
●	Construction and operation of a small-scale demonstration plant to address process recommendations contained in the 2019 Feasibility Study and to quantify REE metallurgical performance.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
Operating expenses
Employee-related costs	$308	$327	$1,859	$1,332
Professional fees	16	83	530	276
Exploration expenditures	845	297	1,957	711
Other operating expenses	217	138	1,324	802
Total operating expenses	1,386	845	5,670	3,121

Other income	-	(22)	-	(208)
Loss on debt extinguishment	-	-	-	163
Change in financial instrument fair value	-	(60)	-	(32)
Foreign exchange (gain) loss	(48)	(94)	101	(497)
Interest expense	477	354	1,457	612
Loss (gain) on equity securities	1	(10)	6	(12)
Income tax benefit	-	-	-	-
Net Loss	$1,816	$1,013	$7,234	$3,147

Nine months ended March 31, 2022 compared to nine months ended March 31, 2021

Significant items affecting operating expenses are noted below:

Employee-related costs increased in 2022 as compared to 2021 due to increased share-based compensation costs, which primarily reflected the impact of increased Common Share values in the Black Scholes model. Options issued in both 2022 and 2021 were fully vested upon issuance and expensed on the grant date.

Professional fees increased in 2022 as compared to 2021, primarily due to the timing of legal services related to SEC filings, including our shelf registration statement on Form S-3 filed in November 2021.

Exploration expenditures increased in 2022 as compared to 2021, reflecting costs incurred in connection with high pressure grinding rolls comminution testing, process optimization, demonstration plant EPC efforts, Equator Principles program development and current efforts in evaluating the potential to update the existing mineral resource with REEs.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures and other miscellaneous costs. These costs increased in 2022 as compared to 2021 primarily due to increased financial advisory fees and investor relations fees associated with our ongoing financing efforts. In addition, share-based compensation for directors and other advisors increased in 2022 as compared to 2021 due to increased share-based compensation costs, which primarily reflected the impact of increased Common Share values in the Black Scholes model. Options issued in both 2022 and 2021 were fully vested upon issuance and expensed on the grant date.

Other significant items impacting the change in the Company’s net loss are noted below:

Other income for 2021 represents the one-time forgiveness of the Company’s U.S. Small Business Administration Loan, which occurred on November 18, 2020.

Loss on extinguishment for 2021 represents the one-time loss incurred in connection with the December 18, 2020, conversion of the Nordmin accounts payable balance to a one-year convertible note (the “Nordmin Note”).

Foreign exchange (gain) loss is primarily due to changes in the U.S. dollar against the Canadian dollar and reflects the timing of foreign currency transactions, primarily U.S. dollar-based related party loans, and subsequent changes in exchange rates, and the loss during 2022 as compared to a gain in 2021 is due to an increase in the U.S. dollar relative to the Canadian dollar in 2022, and a decrease in the U.S. dollar relative to the Canadian dollar in 2021.

Interest expense increased in 2022 as compared to 2021 primarily due to the accretion of the Nordmin Note, which was issued in December 2020, as well as accretion of the convertible security issued to Lind Global Asset Management III, LLC, which was issued in February 2021.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Overall, the increase in net loss for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily the result of the same factors underlying the nine-month changes in exploration expenditures and interest expense as discussed above.

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

As of March 31, 2022, the Company had cash of $3.5 million and a working capital deficit of $1.4 million, compared to cash of $7.3 million and working capital surplus of $3.4 million on June 30, 2021.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $4.2 million until June 30, 2022. In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures are approximately $500 per month where approximately $245 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $255 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly owned subsidiary, Elk Creek Resources Corp. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may not have sufficient cash to continue to fund basic operations for the next twelve months, and additional funds totaling $5.5 million to $6.25 million are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are -nil- until June 30, 2022. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2022, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

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

Operating Activities

During the nine months ended March 31, 2022, the Company’s operating activities consumed $4.4 million of cash (2021: $3.6 million). The cash used in operating activities for the nine months ended March 31, 2022, reflects the Company’s funding of losses of $7.2 million, partially offset by the accretion of convertible debt, share-based compensation costs and other non-cash transactions, as well as a $0.5 million increase in prepaid expenses related to the set-up of the L3 demonstration plant. Overall, operational outflows during the nine months ended March 31, 2022, increased from the corresponding period of 2021 due to an increase in exploration-related spending at the Elk Creek Project and a prepayment related to planned process optimization testing. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $0.7 million during the nine months ended March 31, 2022, as compared to $11.9 million during the corresponding period in 2021, primarily reflecting the timing of convertible debt issuance, warrant and option exercises, and related party debt repayments during the comparative periods.

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

Common Shares Outstanding (fully diluted)
Common Shares	269,041,264
Stock options[1]	13,964,000
Warrants[1]	13,470,118
Convertible Debt[2]	6,269,300

[1]	Each exercisable into one Common Share

[2]	Represents Common Shares issuable on conversion of aggregate outstanding principal amounts of $4.05 million of convertible debt as of May 6, 2022, assuming a market price per Common Share of $0.74 on that date.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2022, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(2)	Inline XBRL Instance Document
101.SCH(2)	Inline XBRL Taxonomy Extension- Schema
101.CAL(2)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(2)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(2)	Inline XBRL Taxonomy Extension – Labels
101.PRE(2)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended March 31, 2022 and 2021, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2022 and 2021, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three and Nine Months ended March 31, 2022 and 2021 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: May 6, 2022

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2022