Form 10-K
period 2022-06-30
NIOCORP DEVELOPMENTS LTD
filed 2022-09-06
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

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

Yes ☐ No ☒

At December 31, 2021, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $245.4 million based on the closing sale price as reported on the Toronto Stock Exchange and the daily exchange rate as reported by the Bank of Canada for conversion of Canadian dollars into U.S. dollars. There were 278,127,688 common shares outstanding on September 6, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive proxy statement on Schedule 14A for its 2022 annual general meeting of shareholders.

TABLE OF CONTENTS

Glossary of Terms

0896800	0896800 B.C. Ltd., a wholly owned subsidiary of the Company and 100% owner of ECRC
2019 NI 43-101 Elk Creek Technical Report	A CIM-compliant NI 43-101 technical report for the Elk Creek Project filed on SEDAR on May 29, 2019, with an effective date of April 16, 2019
2022 Elk Creek Feasibility Study	A feasibility study prepared by qualified persons, the results of which are summarized in the 2022 NI 43-101 Elk Creek Technical Report and the S-K 1300 Elk Creek Technical Report Summary.
2022 NI 43-101 Elk Creek Technical Report	A CIM-compliant NI 43-101 technical report for the Elk Creek Project filed on SEDAR on June 28, 2022, with an effective date of June 28, 2022
Air Permit	A State of Nebraska permit which describes all the prospective air emissions from a facility
CIM	Canadian Institute of Mining and Metallurgy
Common Shares	The Common Shares, without par value, in the capital stock of NioCorp as the same are constituted on the date hereof, as traded on the TSX
COVID-19	The disease caused by a novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
deposit	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical, and economic factors are resolved.
diamond drilling	A type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis
Dodd-Frank Act	The United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECRC	Elk Creek Resources Corp., a private Nebraska corporation and wholly owned subsidiary of 0896800
Elk Creek Project	NioCorp’s niobium, scandium, and titanium project located on the Elk Creek Property
Elk Creek Property	NioCorp’s Carbonatite property located in Southeast Nebraska, USA on which the Elk Creek Project is located
EPA	The United States Environmental Protection Agency
Exchange Act	United States Securities Exchange Act of 1934, as amended
Ferroniobium or FeNb	An iron-niobium alloy, with a niobium content of 60-70%

i

grade	A particular quantity of metal or mineral, relative to other constituents, in a specified quantity of rock
HSLA steel	High-strength low-alloy steel
Lind III	Lind Global Asset Management III, LLC, an entity managed by The Lind Partners, a New York based asset management firm
Lind III Agreement	NioCorp’s definitive convertible security funding agreement with Lind III dated February 16, 2021
Lind III Convertible Security	a convertible security dated as of February 16, 2021, issued to Lind III pursuant to the Lind III Agreement with a face value of $11,700,000 (representing $10,000,000 in funding plus an implied 8.5% interest rate per annum for the term of the Lind III Convertible Security)
Lind III Warrants	8,558,000 Common Share purchase warrants, exercisable at a price per Common Share of C$0.97, expiring February 19, 2025, and issued on February 19, 2021, to Lind III pursuant to the Lind III Agreement
LoM	Life of Mine, the period from the beginning of construction to the end of mine life
Mark Smith	Chief Executive Officer, President, and Executive Chairman of NioCorp
NAAQS	The U.S. National Ambient Air Quality Standards limits on atmospheric concentration of six pollutants that cause smog, acid rain, and other health hazards, as established by the EPA
NDEE	Nebraska Department of Environment and Energy
NI 43-101	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
niobium or Nb	The element niobium (atomic number 41), a transition metal primarily used in the production of HSLA steel
Nb2O5	Niobium pentoxide, a commercial form of refined niobium
NioCorp, we, us, our or the Company	NioCorp Developments Ltd.
NSR	Net Smelter Return, the net revenue that the owner of a mining property receives from the sale of the mine’s products less transportation and refining costs
Nordmin	The Nordmin Group of Companies
Nordmin Note	A convertible note in the principal amount of approximately $1,872,000 issued by the Company to Nordmin pursuant to a convertible note and warrant subscription agreement, dated as of December 18, 2020, between NioCorp and Nordmin
Offtake Agreement	An agreement between NioCorp and a third party for the purchase and sale of products to be produced from the Elk Creek Project
OTP	An option to purchase agreement between NioCorp’s wholly owned subsidiary ECRC and an individual landowner relating to land and/or mineral rights

Rare earth elements, rare earths or REEs	A group of 15 elements referred to as the lanthanide series in the periodic table of elements. Scandium and yttrium, while not true REEs, are also included in this categorization because they exhibit similar properties to the lanthanides and are found in the same ore bodies. Individual mineral deposits may not contain all REEs in economically recoverable quantities.
Rare earth products	Commercial rare earth products currently being examined for production by the Company, including neodymium-praseodymium oxide (sometimes referred to as didymium oxide), dysprosium oxide, and terbium oxide. These are the primary rare earths compounds used to manufacture the world’s most powerful permanent magnets.
scandium or Sc	The element scandium (atomic number 21), a transition metal used as an alloying agent with aluminum that provides high strength and lower weight for aerospace industry components and other applications that need lightweight metals. It also is used in the electrolyte layer of solid oxide fuel cells.
Sc2O3	Scandium trioxide, the primary form of refined scandium
SEC	United States Securities and Exchange Commission
Securities Act	United States Securities Act of 1933, as amended
SEDAR	System for Electronic Document Analysis and Retrieval, the electronic filing system for the disclosure documents of issuers across Canada
S-K 1300	Subpart 1300 of Regulation S-K promulgated by the SEC
S-K 1300 Elk Creek Technical Report Summary	A technical report summary for the Elk Creek Project that conforms to S-K 1300 reporting standards and filed as Exhibit 96.1 to this Annual Report on Form 10-K
Smith Credit Agreement	A non-revolving credit facility agreement with Mark Smith, dated January 16, 2017, as amended, of which $2.0 million is outstanding at June 30, 2022 and $0.7 million remains available for borrowing.
titanium or Ti	The element titanium (atomic number 22), a transition metal which in its oxide form is a common pigment in paper, paint, and plastic. In its metallic form, titanium is used in aerospace applications, armor, chemical processing applications, marine hardware applications, medical implants, power generation, and in sporting goods.
TiO2	Titanium dioxide, a commercial form of refined titanium
TSF	An engineered and lined tailings storage facility constructed as a permanent repository for wastes produced from mining and production of niobium, scandium and titanium products
TSX	The Toronto Stock Exchange
U.S.	The United States of America
USACE	The United States Army Corps of Engineers
U.S. GAAP	United States generally accepted accounting principles
USGS	The United States Geological Service

S-K 1300 Definitions

cut-off grade	The grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing “prospects of economic extraction,” the cut-off grade is the grade that distinguishes material deemed to have no economic value (it will not be mined in underground mining or if mined in surface mining, its destination will be the waste dump) from material deemed to have economic value (its ultimate destination during mining will be a processing facility). Other terms used in similar fashion as cut-off grade include net smelter return, pay limit, and break-even stripping ratio.
development stage issuer	An issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property
development stage property	A property that has mineral reserves disclosed, pursuant to Regulation S-K 1300, but no material extraction
economically viable	When used in the context of mineral reserve determination, means that the qualified person has determined, using a discounted cash flow analysis, or has otherwise analytically determined, that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions feasibility study

A comprehensive technical and economic study of the selected development option for a mineral project, which includes detailed assessments of all applicable modifying factors, as defined under S-K 1300, together with any other relevant operational factors, and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that extraction is economically viable. The results of the study may serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project.

(1) A feasibility study is more comprehensive, and with a higher degree of accuracy, than a pre-feasibility study. It must contain mining, infrastructure, and process designs completed with sufficient rigor to serve as the basis for an investment decision or to support project financing.

(2) The confidence level in the results of a feasibility study is higher than the confidence level in the results of a pre-feasibility study. Terms such as full, final, comprehensive, bankable, or definitive feasibility study are equivalent to feasibility study.

indicated mineral resource	That part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.
inferred mineral resource	That part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

measured mineral resource	That part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
mineral reserve	An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.
mineral resource	A concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
modifying factors	The factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. A qualified person must apply and evaluate modifying factors to convert measured and indicated mineral resources to proven and probable mineral reserves. These factors include, but are not restricted to: mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.
probable mineral reserve	The economically mineable part of an indicated and, in some cases, a measured mineral resource
production stage issuer	An issuer that is engaged in material extraction of mineral reserves on at least one material property
production stage property	A property with material extraction of mineral reserves
proven mineral reserve	The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource qualified person

An individual who is:

(1)  A mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and

v

(2)  An eligible member or licensee in good standing of a recognized professional organization at the time the technical report is prepared. For an organization to be a recognized professional organization, it must:

(i) Be either:

(A) An organization recognized within the mining industry as a reputable professional association; or

(B) A board authorized by U.S. federal, state or foreign statute to regulate professionals in the mining, geoscience or related field;

(ii)   Admit eligible members primarily on the basis of their academic qualifications and experience;

(iii)   Establish and require compliance with professional standards of competence and ethics;

(iv)   Require or encourage continuing professional development;

(v)   Have and apply disciplinary powers, including the power to suspend or expel a member regardless of where the member practices or resides; and

(vi)   Provide a public list of members in good standing.

relevant experience

For purposes of determining whether a party is a qualified person, that the party has experience in the specific type of activity that the person is undertaking on behalf of the registrant. If the qualified person is preparing or supervising the preparation of a technical report concerning exploration results, the relevant experience must be in exploration. If the qualified person is estimating, or supervising the estimation of mineral resources, the relevant experience must be in the estimation, assessment and evaluation of mineral resources and associated technical and economic factors likely to influence the prospect of economic extraction. If the qualified person is estimating, or supervising the estimation of mineral reserves, the relevant experience must be in engineering and other disciplines required for the estimation, assessment, evaluation and economic extraction of mineral reserves.

(1)  Relevant experience also means, for purposes of determining whether a party is a qualified person, that the party has experience evaluating the specific type of mineral deposit under consideration (e.g., coal, metal, base metal, industrial mineral, or mineral brine). The type of experience necessary to qualify as relevant is a facts and circumstances determination. For example, experience in a high-nugget, vein-type mineralization such as tin or tungsten would likely be relevant experience for estimating mineral resources for vein-gold mineralization, whereas experience in a low grade disseminated gold deposit likely would not be relevant.

Note 1 to Paragraph (1) of the Definition of Relevant Experience: It is not always necessary for a person to have five years’ experience in each and every type of deposit in order to be an eligible qualified person if that person has relevant experience in similar deposit types. For example, a person with 20 years’ experience in estimating mineral resources for a variety of metalliferous hard-rock deposit types may not require as much as five years of specific experience in porphyry-copper deposits to act as a qualified person. Relevant experience in the other deposit types could count towards the experience in relation to porphyry-copper deposits.

(2) For a qualified person providing a technical report for exploration results or mineral resource estimates, relevant experience also requires, in addition to experience in the type of mineralization, sufficient experience with the sampling and analytical techniques, as well as extraction and processing techniques, relevant to the mineral deposit under consideration. Sufficient experience means that level of experience necessary to be able to identify, with substantial confidence, problems that could affect the reliability of data and issues associated with processing.

(3) For a qualified person applying the modifying factors, as defined by this section, to convert mineral resources to mineral reserves, relevant experience also requires:

(i)   Sufficient knowledge and experience in the application of these factors to the mineral deposit under consideration; and

(ii)  Experience with the geology, geostatistics, mining, extraction and processing that is applicable to the type of mineral and mining under consideration.

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.4047
Feet (“ft”)	Meters (“m”)	0.3048
Miles	Kilometers (“km”)	1.6093
Tons	Tonnes (“t”)	0.9072

1 mile = 1.6093 kilometers
1 acre = 0.4047 hectares
2,204.62 pounds = 1 metric tonne = 1 tonne
2000 pounds (1 short ton) = 0.9072 tonnes

Mineral Reserves and Resources

Information concerning our mining property in this Annual Report on Form 10-K has been prepared in accordance with the requirements of S-K 1300, which first became applicable to us for the fiscal year ended June 30, 2022. All mineral resource and mineral reserve estimates included in this Annual Report on Form 10-K have been prepared in accordance with S-K 1300. Previously, we prepared our estimates of mineral resources and mineral reserves following only NI 43-101 and CIM. The 2022 NI 43-101 Elk Creek Technical Report and S-K 1300 Elk Creek Technical Report Summary, filed as Exhibit 96.1 to this Annual Report on Form 10-K, are based on the 2022 Elk Creek Feasibility Study and are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences. In addition, S-K 1300 requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year. You are cautioned that mineral resources are subject to further exploration and development and are subject to additional risks and no assurance can be given that they will eventually convert to future reserves. Inferred resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the inferred resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

Currency and Exchange Rates

All dollar amounts in this Annual Report on Form 10-K are expressed in U.S. dollars unless otherwise indicated. The Company’s accounts are maintained in U.S. dollars and the Company’s financial statements are prepared in accordance with U.S. GAAP. Some of the Company’s material agreements use Canadian dollars and the Company’s Common Shares, as traded on the TSX, are traded in Canadian dollars. As used herein, “C$” represents Canadian dollars.

The following table sets forth the rate of exchange for the Canadian dollar, expressed in U.S. dollars in effect at the end of the periods indicated, the average of exchange rates in effect during such periods, and the high and low exchange rates during such periods based on the daily rate of exchange as reported by the Bank of Canada for conversion of Canadian dollars into U.S. dollars.

	Fiscal Year Ended June 30,
	2022	2021	2020
Canadian Dollars to U.S. Dollars
Rate at end of period	0.7760	0.8068	0.7338
Average rate for period	0.7900	0.7807	0.7453
High for period	0.8111	0.8306	0.7710
Low for period	0.7669	0.7344	0.6898

PART I

ITEM 1.	BUSINESS

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

During fiscal years 2016 and 2017, the Company focused on feasibility study development, and on June 30, 2017, we announced the completion of a NI 43-101 technical report for the Elk Creek Project (the “2017 NI 43-101 Elk Creek Technical Report”). In connection with a review by the Ontario Securities and Exchange Commission, on December 15, 2017, the Company filed a revised 2017 NI 43-101 Elk Creek Technical Report. This revised report contained no changes to any previously reported numbers or forecasted economic returns of the Elk Creek Project from those contained in the originally filed 2017 NI 43-101 Elk Creek Technical Report.

During fiscal year 2019, we received a new mine design based on detailed underground engineering conducted by Nordmin. On April 16, 2019, we announced the results of the updated underground mine design and supporting infrastructure, the results of an update to the Elk Creek Project, and the 2019 NI 43-101 Elk Creek Technical Report based on the new mine design. During fiscal year 2020, the Company focused efforts on advancing detailed engineering of the surface and underground facilities and negotiating the follow-on contracts associated with the planned construction of the surface and underground features of the project, as well as obtaining the Air Permit. The Air Permit required the completion of an air quality model that demonstrates compliance with the NAAQS. The final Air Permit was issued by the State of Nebraska on June 2, 2020, for the Elk Creek Project.

During fiscal year 2021, we obtained funding which allowed us to purchase land and mineral rights at the Elk Creek Property and continue early project execution activities. With the acquisition of the land and mineral rights, the Company now owns the surface land on which the Elk Creek Project’s mine infrastructure and supporting operations will be located once sufficient project financing is obtained, along with ownership of the mineral rights to more than 90% of the Elk Creek Project’s mineral resources and mineral reserves.

During fiscal year 2022, we focused efforts towards refining our Elk Creek Project mineral resource and mineral reserve estimates. This work included additional assays of historical drill core to fill data gaps in the existing resource database and re-modeling of the Elk Creek Project to include REEs. Based on this re-interpretation of the geologic data, an update to the mine plan was also completed. Accordingly of this work, we issued the 2022 NI 43-101 Elk Creek Technical Report on June 28, 2022. Finally, to comply with the regulations under S-K 1300, we are filing the S-K 1300 Elk Creek Technical Report Summary as an exhibit to this Annual Report on Form 10-K.

During fiscal year 2022 we also advanced our efforts to optimize our process design to contemplate the recovery and production of REEs, including completion of bench and pilot scale testing on elements of the current metallurgical flowsheet as well as illustrating that NioCorp can recover and produce high purity, fully separated magnetic rare earth products, such as neodymium-praseodymium oxide, dysprosium oxide, and terbium oxide in addition to the niobium, scandium, and titanium products already planned for production by the Company, once Project financing is secured and additional work has been completed on the technical and economic feasibility of adding REEs to the Elk Creek Projects’ existing planned product suite. Following the success of this testing, the Company advanced the construction of a demonstration-scale test plant (the “Demonstration Plant”) located in Trois-Rivières, Quebec. Construction of the Demonstration Plant encountered supply chain delays which negatively impacted our estimation of the completion date; however, as of September 6, 2022, construction of the Demonstration Plant was substantially completed, and commissioning has been initiated. The Demonstration Plant is expected to confirm the results of the bench and pilot scale testing noted above, as well as provide updated recovery percentages for the niobium, scandium, titanium and REEs we intend to produce. The Demonstration Plant results would then be used to finalize the design of the optimized production plant for the Elk Creek Project along with demonstrating potential metallurgical recoveries for the prospective magnetic rare earth products.

Information regarding the Elk Creek Project is discussed below under Item 2., “Properties.”

Emerging Growth Company Status

Prior to June 30, 2022, we qualified as an “emerging growth company” as defined in Section 101 of the United States Jumpstart Our Business Startups Act of 2012. We lost our status as an emerging growth company as of June 30, 2022, and are now subject to Section 14A(a) and (b) of the Exchange Act beginning with our fiscal year starting July 1, 2022. However, notwithstanding the loss of our status as an emerging growth company, we will continue to be exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 for so long as we are neither a “large accelerated filer” nor an “accelerated filer” as those terms are defined in Rule 12b-2 under the Exchange Act.

Corporate Structure

The Company’s business operations are conducted primarily through ECRC. The table below provides an overview of the Company’s current subsidiaries and their activities.

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

During fiscal year 2022, the Company also advanced work on the determination of the economic potential of expanding its currently planned product suite from the Elk Creek Project to include REEs.

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

Year	Ferroniobium U.S. Price ($/kg-Nb)(1)	Sc2O3 U.S. Price ($/kg)(2)	TiO2 U.S. Price ($/kg)(3)
2021	$44	$2,200	$1.50
2020	37	3,800	1.18
2019	39	3,900	1.13
2018	38	4,600	1.03
2017	37	4,600	0.74
(1)	Source: Argus Metal Prices, average annual ending price, 2021. Ferroniobium 65% niobium content, FOB U.S. warehouse.

(2)	Source: USGS Mineral Commodity Summary, 2022. Sc2O3, 99.99% purity, 5-kilogram (“kg”) lot size.

(3)	Source: USGS Mineral Commodity Summary, 2022. Rutile mineral concentrate, bulk, minimum 95% TiO2, f.o.b. Australia.

As NioCorp is a development stage issuer and has not yet generated any revenue from the operation of the Elk Creek Project, it is not currently significantly affected by changes in commodity demand and prices, except to the extent that same impact the availability of capital for mineral exploration and development projects. As it does not carry on production activities, NioCorp’s ability to fund ongoing exploration is affected by the availability of financing, which is, in turn, affected by the strength of the economy and other general economic factors.

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

Environmental Regulation - U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint, and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring clean-up actions and/or demands for reimbursement for government-incurred clean-up costs or natural resource damages. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA, and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

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

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare either a detailed statement known as an Environmental Impact Statement (“EIS”), or a less detailed statement known as an Environmental Assessment (“EA”). The EPA, other federal agencies, and any interested third parties can review and comment on the scope of the EIS or EA and the adequacy of any findings set forth in the draft and final EIS or EA. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

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

As of June 30, 2022, we had eight full-time employees as well as one contract employee. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management.

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

Forward-Looking Statements

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of applicable Canadian securities legislation (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources, and other events or conditions that may occur in the future.

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors; our cash and other funding requirements and timing and sources thereof; results of feasibility studies; the accuracy of mineral resource and reserve estimates and assumptions on which they are based; the results of economic assessments and exploration activities; and current market conditions and project development plans. The material assumptions used to develop the forward-looking statements and forward-looking information included in this Annual Report on Form 10-K include: our expectations of mineral prices; our forecasts and expected cash flows; our projected capital and operating costs; accuracy of mineral resource estimates and resource modeling and feasibility study results; expectations regarding mining and metallurgical recoveries; timing and reliability of sampling and assay data; anticipated political and social conditions; expected national and local government policies, including legal reforms; successful advancement of the Company’s required permitting processes; and the ability to successfully raise additional capital.

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

Risks Related to Our Business:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to our history of losses;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to a disruption in, or failure of, our information technology (“IT”) systems, including those related to cybersecurity;
●	risks related to equipment and supply shortages;
●	risks related to current and future offtake agreements, joint ventures, and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the effects of the COVID-19 pandemic or other global health crises on our business plans, financial condition and liquidity; and
●	risks related to the ability to enforce judgment against certain of our directors.

Risks Related to Mining and Exploration:

●	risks related to estimates of mineral resources and reserves;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to the establishment of a reserve and resource for REEs and the development of a viable recovery process for REEs;
●	risks related to the estimation of mineral resources and mineral reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to competition in the mining industry;
●	risks related to the management of the water balance at our Elk Creek Project;
●	risks related to claims on the title to our properties;
●	risks related to potential future litigation; and
●	risks related to our lack of insurance covering all our operations.

Risks Related to Government Regulations:

●	risks related to our ability to obtain or renew permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to changes in federal and/or state laws that may significantly affect the mining industry;
●	risks related to the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; and
●	risks related to land reclamation requirements.

Risks Related to Our Debt:

●	risks related to covenants contained in agreements with our secured creditors that may affect our assets; and
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing.

Risks Related to Our Common Shares:

●	risks related to qualifying as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended; and
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules.

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

We are not including the information contained on or accessible through our website or the SEC’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A.     RISK FACTORS

Our business activities are subject to significant risks, including those described below. You should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially adversely affected. Such risks are not the only ones we face, and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Forward-Looking Statements” under Item 1., “Business.”

Risks Related to Our Business

Our ability to operate as a going concern is in doubt.

The notes that accompany our financial statements for the year ended June 30, 2022, disclose that substantial doubt exists as to our ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are a development stage issuer and we have incurred losses since our inception.

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

As of June 30, 2022, the Company had cash of $5.3 million and working capital of $2.0 million, compared to cash of $7.3 million and working capital of $3.4 million on June 30, 2021.

As of June 30, 2022, the Company’s current planned operational needs are approximately $9.5 million through the end of fiscal 2023. From the date of this Annual Report on Form 10-K, the Company anticipates that it does not have sufficient cash to continue to fund basic operations for the next twelve months. This includes general overhead costs, expected costs relating to securing financing necessary for the Elk Creek Project, satisfying outstanding accounts payable, and potential retirement of our short-term debt obligations. Access to additional funds will be utilized to fund basic operations as well as to further advance the Elk Creek Project through substantive near-term milestones.

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

Since our inception, we have had no revenue from operations. We have no history of producing products from any of our properties. Our Elk Creek Project is a development stage property. Advancing our Elk Creek Project from a development stage property to a production stage property will require significant capital and time, and successful commercial production from the Elk Creek Property will be subject to permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

●	$9,929 for the year ended June 30, 2022;

●	$4,390 for the year ended June 30, 2021; and

●	$4,001 for the year ended June 30, 2020.

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

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, project development operations. The shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and could therefore limit, or increase the cost of, production. Ongoing disruptions to the world’s economy, including issues related to supply chains and the COVID-19 pandemic, may delay our ability to secure supplies and equipment for the Elk Creek Project on a timely basis

Joint ventures and other partnerships, including offtake arrangements, may expose us to risks.

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

The effect on the capital markets and the economy of recent global events, including the COVID-19 pandemic, could have an adverse effect on NioCorp’s business plans, financial condition and liquidity.

As a result of the ongoing COVID-19 pandemic and the Russian invasion of Ukraine, certain events have affected the global and United States economies, including increased inflation, supply chain issues, additional volatility in commodity prices, and uncertain capital markets with declines in leading market indexes. In addition, in the U.S., the Federal Reserve has begun raising interest rates sharply, the continuation of which could lead to a recession with uncertain and potentially severe impacts upon most operating sectors. We cannot predict how this will affect our business, but the impact may be adverse.

Although it is not possible to predict the ultimate impact of the COVID-19 pandemic, or other global health crises, on NioCorp’s business plans, financial position or liquidity, such impacts that may be material include, but are not limited to: (i) inability to obtain necessary licenses or permits due to impacts on the operations of local, state and federal regulatory agencies, (ii) delays in the completion of the mine and surface engineering designs and uncertainty regarding our ability to finalize necessary Engineering, Procurement, and Construction (“EPC”) agreements as a result of disruptions in the businesses of our engineering consultants and key contractors for the Elk Creek Project, (iii) reduced availability and productivity of our employees, (iv) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (v) a negative impact on our liquidity position, and (vi) increased costs and less ability to access funds under our existing credit facility and the capital markets. The full extent to which the COVID-19 pandemic, or other global health crises, and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time.

In addition, we cannot predict the impact that the COVID-19 pandemic, or other global health crises, will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of the COVID-19 pandemic, or other global health crises, may also exacerbate other risks discussed herein, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Risks Related to Mining and Exploration

We face numerous uncertainties in estimating our mineral reserves and resources and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

A mineral is economically recoverable when the price at which we may sell the mineral exceeds the costs and expenses of mining and selling the mineral. Forecasts of our future performance are based on, among other things, estimates of our mineral reserves. We base our reserve and resource information on engineering, economic and geological data assembled and analyzed by qualified persons, which include various engineers and geologists on our staff and of third parties. Our estimates are also subject to SEC regulations regarding classification of reserves and resources, including S-K 1300. Our reserve and resource estimates as to both quantity and quality are updated from time to time to reflect additional information received. There are numerous uncertainties inherent in estimating quantities and qualities of mineral reserves and resources, including many factors beyond our control.

Estimates of mineral reserves and resources necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include, but are not limited to:

●	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience;

●	demand for the minerals that we plan to produce;

●	current and future market prices for minerals and contractual arrangements;

●	current and future operating costs and capital expenditures may exceed estimates, notwithstanding that, under S-K 1300, operating cost and capital expenditure estimates in feasibility studies must have an accuracy level of at least ±15% and a contingency range not exceeding 10%;

●	severance and excise taxes, royalties and development and reclamation costs;

●	future mining technology improvements;

●	the effects of regulation by governmental agencies;

●	the ability to obtain, maintain and renew all required permits;

●	employee health and safety; and

●	historical production from the area compared with production from other producing areas.

The conversion of reported mineral resources to mineral reserves should not be assumed, and the reclassification of reported mineral resources from lower to higher levels of geological confidence should not be assumed. As such, actual mineral tonnage recovered from identified reserves, and revenues and expenditures with respect to our reserves, may vary materially from estimates. Thus, these estimates may not accurately reflect our actual reserves. Any material inaccuracy in our estimates related to our reserves could result in lower than expected revenues, higher than expected costs or decreased profitability, which could materially and adversely affect our business, results of operations, financial position and cash flows.

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

We have no history of producing commercial products from our current mining properties and there can be no assurance that we will successfully establish mining operations or profitably produce minerals.

We have no history of producing commercial products from our current mining properties. We do not produce commercial products and do not currently generate operating earnings. While we seek to move our Elk Creek Project from a development stage property to a production stage property, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

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

It is common in new mining and processing operations to experience unexpected problems and delays during engineering, procurement, construction, commissioning, and initial operations. In addition, our management and workforce will need to be expanded, and sufficient housing and other support systems for our workforce will have to be established. This could result in delays in the commencement of production and increased costs of production. Accordingly, we cannot assure you that our activities will result in profitable operations or that we will successfully establish mining and processing operations.

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

Sc2O3 is used in solid oxide fuel cells and has the potential to become a valuable alloy with aluminum in the aerospace and automotive industries. Supply of scandium has been sporadic in recent years, and there are no primary scandium mines in the world at present. Production primarily occurs as a by-product from existing metallurgical plants, primarily in Russia, Canada, the Philippines, and China. Our management believes the Elk Creek Project would significantly increase the world’s supply of scandium trioxide. Although the Company’s market studies indicate a positive outlook for demand, there is no assurance at present that the Company could sell all of its production. In addition, the sale of scandium represents a significant portion of the Elk Creek Project revenue; achieving the revenue projected in the Company’s studies is subject to market growth in scandium, which is a developing market with a risk of oversupply and/or undersupply disrupting pricing.

Titanium metal is used in various superalloys and other applications for aerospace applications, armor, and medical implants, and in oxide form is a key component of pigments used in paper, paint, and plastics. The Elk Creek Project would produce a small quantity of titanium dioxide relative to other producers. As a small producer, we would be subject to fluctuations in the price of TiO2 that would result from normal variations in supply and demand for this commodity.

We may not be able to establish a viable recovery process for REEs.

The market for rare earth products requires particular levels of purity and chemical form, which are achieved through the extraction and separation of individual REEs from each other as well as from the other constituents in the rare earth ore. At present, the Company has not completed the engineering or testing of a process for producing commercial rare earth products and has further not declared a REE reserve estimate for the Elk Creek deposit. The completion of the work necessary to demonstrate an economically feasible rare earth recovery system will require significant expenditures of cash and considerable time to complete. There is no guarantee that the Company will be successful in demonstrating positive economics for a rare earth recovery system tied to the Elk Creek Project, nor is there any guarantee that once constructed, the rare earth recovery system will operate as designed and produce saleable commercial products.

Estimates of resources and reserves are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of resources/reserves within the earth using statistical sampling techniques. Estimates of any resources/reserves on any of our properties would be made using samples obtained from appropriately placed trenches, test pits, underground workings, and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating resources/reserves. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

Mineral resource/reserve estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or at commercial production scale.

The resource and reserve estimates included in the S-K 1300 Elk Creek Technical Report Summary and contained in this Annual Report on Form 10-K have been determined based on assumed future prices, cut-off grades, and operating costs that may prove to be inaccurate. Extended declines in market prices for our products may render portions of our resource/reserve estimates uneconomic and may result in reduced reported resources/reserves or may adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of resources/reserves could have a material adverse effect on our Common Share price and on the value of our properties.

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

There are risks that title to our properties may be challenged or impugned. Our Elk Creek Project is located in Nebraska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. Our current leases give us an option to purchase additional property, which, along with the property we already own, will allow us to construct the Elk Creek Project once sufficient project financing is obtained. The rights of the current owners to sell the property subject to these options may be subject to prior unrecorded or unknown claims to title. We have investigated our rights to explore and exploit the Elk Creek Project resource/reserve and, to the best of our knowledge, our rights in relation to lands covering the Elk Creek Project resource/reserve are in good standing. However, there may be valid challenges to the title of our properties that, if successful, could impair development and/or operations. Further, our current land agreements, which are important for operations, are of fixed duration and expire between December 2024 and May 2040.

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

Our activities are subject to environmental laws and regulations that may change, thereby increasing our costs of doing business and restricting our operations.

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

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. U.S. shareholders should be aware that we believe we were classified as a PFIC during our tax years ended June 30, 2022 and 2021 and based on current business plans and financial expectations, believe that we may be a PFIC for the current and one or more future taxable years. If we are a PFIC for any taxable year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares or warrants, or any “excess distribution” received on its Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. These consequences will be mitigated with respect to the Common Shares, but not the warrants, if the shareholder makes a timely and effective “qualified electing fund” or “QEF” election or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF election generally must include in income on a current basis for U.S. federal income tax purposes its share of our net capital gain and ordinary earnings for any taxable year in which we are a PFIC, whether or not we distribute any amount to our shareholders. A U.S. shareholder who makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares and warrants.

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

In the past fiscal year, the trading price of our stock on the TSX has ranged from a low of C$0.76 to a high of C$1.75. In addition, stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, you may be unable to sell any Common Shares you acquire at a desired price.

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

Our Common Shares are currently considered a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Common Shares are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5.0 million or individuals with a net worth in excess of $1.0 million or annual income exceeding $200 or $300, jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Common Shares. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the Common Shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Elk Creek Project, Nebraska

Our principal mineral property is the Elk Creek Property, a niobium, scandium and titanium development stage property. The Elk Creek Project has established indicated and inferred resources along with probable reserves and the Company has completed a feasibility study for the project. The below information is in part summarized or extracted from our S-K 1300 Elk Creek Technical Report Summary, which is filed as Exhibit 96.1 to this Annual Report on Form 10-K. The Company does not have any other material properties.

The qualified persons responsible for preparing the S-K 1300 Elk Creek Technical Report Summary are Dahrouge Geological Consulting USA Ltd.; Understood Mineral Resources Ltd.; Optimize Group; Tetra Tech; Adrian Brown Consultants Inc.; Metallurgy Concept Solutions; Magemi Mining Inc.; L3 Process Development; A2GC; Scott Honan, M.Sc, SME-RM, NioCorp; Everett Bird, P.E., Cementation; Matt Hales, P.E., Cementation; Mahmood Khwaja, P.E., CDM Smith; Martin Lepage, P.Eng, Ing., Cementation; and Wynand Marx, M.Eng, BBE Consulting. A matrix of the sections for which each qualified person is responsible is included in the S-K 1300 Elk Creek Technical Report Summary. Except for Scott Honan, none of the qualified persons is affiliated with the Company. Mr. Honan is the Chief Operating Officer of the Company.

Property Description and Location

The Elk Creek Property is a carbonatite deposit located in Johnson County, southeast Nebraska, USA. The carbonatite contains elements of economic significance, including niobium, titanium, and scandium, as well as potential economic significance for rare earth products. The Elk Creek Property is situated as shown below and is located within the USGS Tecumseh Quadrangle Nebraska SE (7.5 minute series) mapsheet in Sections 1-6, 9-11; Township 3N; Range 11E and Sections 19-23, 25-36; Township 4N, Range 11E, at approximately 40°16’ north and 96°11’ west in the State of Nebraska, in central USA. The Elk Creek Property is approximately 45 miles southeast of Lincoln, Nebraska, the state capital of Nebraska.

Title and Ownership

Land in the project area is exclusively owned by private entities, and there is no federal or state land in the project area. The Company has secured its rights to the project area by purchasing land from private landowners or by entering into agreements with the landowners as described below.

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

As of June 30, 2022, the total book value of the Elk Creek Property and associated buildings and equipment was $16.9 million.

The Company also holds eight OTPs that are associated with the Elk Creek Project and one perpetual easement of a land parcel along the Missouri River. The current optioned land package covers an area of 1,396 acres and is reflective of the land needed to secure the remaining mineral resources and mineral reserves held under the OTPs along with the land needed for the development and operations of the Elk Creek Project for its proposed 38-year operating life.

In general, exercise of an OTP is accomplished by paying the greater of a fixed amount per acre or a multiple of the appraised value at the time of purchase. If the land is not purchased by the Company during the term of the OTP and the land in question is needed for the project, the Company will negotiate a new OTP with the landowner. The OTP is accompanied by a negotiated payment to the landowner that is paid upon execution of the OTP by the Company and the landowner. As of June 30, 2022, the Company is obligated to make payments totalling approximately $61 over the next 13 years to maintain our rights under these OTPs. Details on the current OTPs held by the Company are shown in the table below.

Active Lease Agreements (OTP’s) Covering the Elk Creek Project as of September 2022

Agreement Identifier	Hectares	Acres	Agreement Expiry
Beethe007	66.27	163.75	20-Jan-26
Heidemann005	79.55	196.57	16-Mar-25
Nielsen001	100.90	249.32	25-Jun-25
Nielsen002	11.91	29.43	25-Jun-25
Woltemath80S	32.37	80.00	4-Dec-24
Woltemath002	152.49	376.81	4-Dec-24
Woltemath003J	89.03	220.00	25-Mar-25
Shuey001	32.37	80.00	27-May-40

The OTPs are between NioCorp’s wholly owned subsidiary ECRC and the individual landowners. Land subject to the OTP agreements is currently used for agricultural purposes, including growing row crops (corn and soybeans) and pasturing livestock. The land owned by ECRC houses the company drill core and geological sample repository in two steel core shed buildings and the company maintains a cover crop (sorghum and rye) on portions of the property that were formerly used for growing row crops. The former landowner maintains a residence and several outbuildings on the property subject to a life estate that accompanied the purchase of the property by the Company in fiscal year 2021.

The agreements that involve mineral rights include a 2% NSR royalty attached with the OTP. The OTPs grant the Company an exclusive right to explore and evaluate the property for the term thereof, with an option to purchase the surface rights or a combination of the mineral and surface rights at any time during the term. As the Woltemath80S agreement is limited to an option to purchase the surface rights only, it does not contain an NSR provision.

Land Tenure Map as of September 2022

The current estimated mineral resource and reserve is wholly contained within land owned by the Company and parcel Woltemath003J. The Company considers these two properties to be the only properties on which the Company’s development of the Elk Creek Project is substantially dependent.

As part of the OTPs, where required, the Company has also secured surface rights, which allow for access to the land for drilling activities and associated mineral exploration and project development work.

Accessibility, Physiography, Climate and Infrastructure

The Elk Creek Property is easily accessible year-round as it is situated approximately 45 miles southeast of Lincoln, Nebraska, the state capital, and approximately 68 miles south of Omaha, Nebraska. Access to the site can be completed via road or from one of the regional airports. There are several regular flights to both Lincoln and Omaha; however, the Elk Creek Property is most easily accessible from Lincoln. From Lincoln Municipal Airport, the Elk Creek Property is accessed via paved roads on the main network and a secondary network of gravel roads. The drive from the Lincoln Municipal Airport to the property is typically 1 hour and 15 minutes, and from Omaha’s Eppley Airport, the drive is approximately 1 hour and 45 minutes.

The Elk Creek Property is immediately adjacent to paved Nebraska state highway 50, and the mineral resource and mineral reserve are centered in Township 4N, Range 11E, Section 33. This section is immediately southwest of the junction of Nebraska state highways 50 and 62. Rail access is available in the town of Elk Creek, which is located 3 miles east of the project area. Water is available at the project site from a well, as well as from Elk Creek, which crosses Section 33. Water is also available from the Johnson County Rural Water system, which has distribution infrastructure on the north side of the Section 33 and from the Pawnee County Rural Water system, which has distribution infrastructure on the south side of Section 33. Electricity is provided at the Company’s Core Storage sheds located on the west side of Section 33 on land owned by the Company from the Omaha Public Power District (“OPPD”). Personnel are available from the local surrounding towns, including Elk Creek (3 miles east), Tecumseh (6 miles north), Steinauer (5 miles south), Pawnee City (10 miles south) and Syracuse (20 miles north). Due to the project’s location in Nebraska, there are no ports nearby.

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

There are several local communities near the Elk Creek Property, including Elk Creek and Tecumseh, that will provide local housing for the Elk Creek Project. There are a number of other communities within driving distance and the large cities of Lincoln and Omaha are within reasonable driving distance. Mining activities currently taking place in the area are limited to limestone and aggregate operations to support the local cement manufacturing and construction industries.

The Elk Creek Project is expected to incorporate surface and underground infrastructure, as well as tailings storage facilities. The offsite infrastructure is expected to include a new high voltage transmission line constructed by the local utility company and providing power to an on-site primary sub-station and a natural gas pipeline built by the owner of the interstate pipeline. Water used for all on-site process needs and activities will be supplied from mine dewatering activities, local groundwater wells and from a local water utility. See “—2022 Elk Creek Feasibility Study” below for additional information regarding proposed infrastructure related to the Elk Creek Project.

The local topography of eastern Nebraska is relatively low-relief with shallow rolling hills intersected by shallow river valleys. Elevation varies from about 1,066 to 1,280 ft above sea level. Bedrock outcrop exposure is nonexistent in the Elk Creek Project area.

The majority of the area around the Elk Creek Project is used for cultivation of corn and soybeans, along with uses as grazing land. Native vegetation typical of eastern Nebraska is upland tall-grass, prairie and upland deciduous forests.

Geology and Mineralization

Geology

The Elk Creek Property includes a Carbonatite that has intruded older Precambrian granitic and low- to medium-grade metamorphic basement rocks. The Carbonatite is an elliptical magmatic body with a northwest-trending long axis perpendicular to the strike of the 1.1 billion years ago Midcontinent Rift System, near the northern part of the Nemaha uplift. The Carbonatite consists predominantly of dolomite, calcite and ankerite, with lesser chlorite, barite, phlogopite, pyrochlore, serpentine, fluorite, sulfides and quartz. It is, however, believed from stratigraphic reconstruction based on drill core observation in the area that the carbonatite is unconformably overlain by approximately 200 m of essentially flat-lying Palaeozoic marine sedimentary rocks, including carbonates, sandstones and shales of Pennsylvanian age.

Mineralization

The property hosts niobium, titanium, and scandium mineralization as well as REEs and barium mineralization that occurs within the Elk Creek Carbonatite. The current known extents of the Carbonatite unit are approximately 950 m along strike, 300 m wide, and 750 m in dip extent, below the unconformity. Niobium, titanium and scandium are considered the main elements of interest.

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

Historical Exploration

Drilling at the Elk Creek Property was conducted in three phases. The first was during the 1970’s and 1980’s by the Molybdenum Company of America (“Molycorp”), the second in 2011 by Quantum Rare Earth Developments Corp (“Quantum” - NioCorp under its former name), and the third and latest program from 2014 to 2016 by NioCorp. To date, 129 diamond core holes have been completed for a total of 64,981 m over the entire geological complex. Of these, a total of 48 holes (33,909 m) have been completed to date in the mineralized area and are used in the current mineral resource and reserve estimates. Five additional holes, with a total length of 3,353.1 m, were drilled for hydrogeologic and geotechnical purposes in 2015. No sampling has been completed of these five holes to date and therefore they have not been considered for the mineral resource or reserve estimates.

All drilling has been completed using a combination of Tricone, Reverse Circulation (“RC”) or Diamond Drilling (“DDH”) in the upper portion of the hole within the Pennsylvanian sediments. All drilling within the underlying Carbonatite has been completed using DDH methods.

Summary of Drilling Database within Elk Creek Deposit Area

Year	Company	Number of Holes	Average Depth (m)	Sum Length (m)
1970-1980	Molycorp	27	596.6	16,108.2
2011	Quantum	3	772.6	2,317.7
2014-2015	NioCorp	18	845.4	15,482.8
Total		48	700.9	33,908.7

Molycorp, 1973-1986

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

From 1984 to 1986, drilling was focused on the Elk Creek gravity anomaly area. The anomaly area is roughly 7 km in diameter and drilling was conducted on a grid pattern of approximately 610 m by 610 m (roughly 2,000 ft by 2,000 ft) with some closer spaced drillholes in selected areas.

By 1986, a total of 106 drillholes were completed for a total of approximately 46,797 m (153,532 ft). The deepest hole reached a depth of 1,038 m (3,406 ft) and bottomed in carbonatite.

Quantum, 2010-2011

In April 2011, Quantum conducted a preliminary drill program (three holes) on the Elk Creek deposit and two REE exploration targets (two holes), which have been excluded from the current mineral resource and reserve estimation, as they do not intersect the Nb2O5 anomaly and are located to the east. The objectives of the drill program over the Elk Creek Property were to verify the presence of higher-grade niobium mineralization at depth, and to infill drill the known niobium deposit in order to upgrade the resource category of the previous resource estimate and expand the known resource. The drill program was also established to collect sufficient sample material for metallurgical characterization and process development studies of the niobium mineralization.

The 2011 program consisted of five inclined drillholes, totaling 3,420 m of NQ size diameter core. Inclusive of this total, three drillholes, totaling 2,318 m, were drilled into the known Elk Creek deposit.

NioCorp, 2014 to present

NioCorp commenced drilling on the Elk Creek Property using a three-phased program. The three-phased program was originally based on 14 drillholes for approximately 12,150 m (announced in a press release on April 29, 2014), but was subsequently expanded during the program to 18 drillholes for approximately 15,482 m. Three of the 18 drillholes were drilled for the purpose of metallurgical characterization and process development studies. Two of these drillholes, NEC14-MET-01 and NEC14-MET-02, were not assayed, while NEC14-MET-03 was quarter cored with one quarter being assayed and the remainder used for metallurgical testwork. The drilling has been orientated to intersect the geological model from the southwest and northeast (perpendicular to the strike), with the exception of NEC14-011 and NEC14-012, which were oriented southeast and northwest, respectively.

During fiscal year 2022, NioCorp collected a total of 1,095 samples originating from 18 diamond drill holes completed by MolyCorp, as discussed above. These samples were collected, and subsequently assayed, in order to fill in gaps in our records regarding REE grades and tonnage that may exist in the deposit. Assaying was conducted at Actlabs in Ancaster, Ontario. The assay results were subjected to a Quality Assurance and Quality Control (“QA/QC”) program consistent with industry best practices.

A list of the drillholes, sample storage location, and number of assay results, related to the records gaps noted above, are presented below and are represented as blue drillhole intervals. Each sample represented a 5-foot section of drill core. All of the holes noted below were drilled into the Elk Creek carbonatite in the vicinity of the mineral resource for the Elk Creek Project.

2021 Sampling Summary

Resource Area Drillholes	Source / Storage Facility	Samples selected for REE and Sc Assays
EC-011	Molycorp Samples / Mead Core Warehouse	65
EC-014	Molycorp Samples / Mead Core Warehouse	16
EC-015	Molycorp Samples / Mead Core Warehouse	151
EC-016	Molycorp Samples / Mead Core Warehouse	26
EC-018	Molycorp Samples / Mead Core Warehouse	92
EC-019	Molycorp Samples / Mead Core Warehouse	53
EC-020	Molycorp Samples / Mead Core Warehouse	30
EC-021	Molycorp Samples / Mead Core Warehouse	45
EC-022	Molycorp Samples / Mead Core Warehouse	57
EC-024	Molycorp Samples / Mead Core Warehouse	19
EC-026	Molycorp Samples / Mead Core Warehouse	86
EC-027	Molycorp Samples / Mead Core Warehouse	34
EC-029	Molycorp Samples / Mead Core Warehouse	27
EC-030	Molycorp Samples / Mead Core Warehouse	25
EC-031	Molycorp Samples / Mead Core Warehouse	47
EC-032	Molycorp Samples / Mead Core Warehouse	111
EC-034	Molycorp Samples / Mead Core Warehouse	54
EC-037	Molycorp Samples / Mead Core Warehouse	74
EC-054	Molycorp Samples / Mead Core Warehouse	83
	Total	1,095

Resource Area Assay Distribution Showing REE Assays (Red) and REE Assay Gaps (Blue).

Internal Controls

NioCorp integrated a series of routine QA/QC procedures throughout the sampling and analytical analysis for drilling programs to ensure the highest level of quality was maintained throughout the process leading to the estimate of mineral reserves and mineral resources for the Elk Creek Project. This included the insertion of duplicate samples taken from various stages of the process, insertion of known control samples (standard reference materials, certified reference materials (“CRM”), and blanks) and sending third-party pulps to the secondary lab (SGS Canada Inc.).

Sample tickets were assigned initially at the core shed using barcodes with duplicate tickets placed inside and on the outside of the bag. Sample identification was confirmed using barcode labelling and visual sample type comparisons before sample shipment. The use of barcoded samples ensured both shipment forms and analytical labs used accurate information. Multiple types of QC samples were inserted at this stage of the process, which includes the following:

●	Field quartz blanks (1 in 20, or 5%) were inserted within or immediately after samples collected from mineralized intervals, targeting zones of elevated visual mineralization, where possible.

●	CRMs (1 in 20, or 5%) were inserted in the field with the sample sequence.

●	Field quarter-core duplicates (1 in 20, or 5%) were inserted to test mineralization and sampling variability.

Additional details on the QA/QC program can be found in Section 8 of the S-K 1300 Elk Creek Technical Report Summary.

Mineral deposits, including the Elk Creek deposit, are inherently uncertain because of variability at all scales and sparse sampling. In addition to uncertainty associated with estimation, there are specific risks and sources of uncertainty associated with the Elk Creek deposit. See Item 1A, Risk Factors.

S-K 1300 and other similarly purposed International Codes (JORC, 2012; NI 43-101, 2014) are designed to require disclosure to the public of risks relating to mineral resource and reserve estimation as identified and evaluated by a qualified person. The qualified persons responsible for the S-K 1300 Elk Creek Technical Report Summary address the technical risks in various sections and consider that no material technical risks are identified. Additional descriptions of the risks and uncertainty associated with reported mineral reserves and resources can be found in Section 11 of the S-K 1300 Elk Creek Technical Report Summary.

2022 Elk Creek Feasibility Study

During fiscal year 2022, the Company launched geological, metallurgical, engineering, and other analyses to assess the feasibility of adding REE production to its plans once sufficient work has been completed. The Company and its consultants were required to complete additional assays of historical drill core to fill data gaps in the existing resource database to establish an REE mineral resource. The mine plan was also updated. To comply with S-K 1300 regulations, we are filing the S-K 1300 Elk Creek Technical Report Summary as an exhibit to this Annual Report on Form 10-K, which was based on the economic and process results of the feasibility study conducted by the qualified persons, which were also presented in the 2022 NI 43-101 Elk Creek Technical Report.

The Elk Creek Project is planned as an underground mining operation using a long-hole stoping mining method and paste backfill, operating with a processing rate of 2,764 tonnes per day. Expected total production over the 38-year mine life includes 171,140 tonnes of payable niobium, 3,676 tonnes of Sc2O3, and 431,793 tonnes of TiO2. Estimated up-front direct capital costs are $760 million, in addition to indirect costs of $187 million, pre-production capital costs of $92 million, an overall contingency of $102 million, and pre-production net revenue credit of $257 million.

Financial Analysis Included in the 2022 Elk Creek Feasibility Study

The metrics reported in the S-K 1300 Elk Creek Technical Report Summary are based on the cash flow model results. The metrics are on both a pre-tax and after-tax basis, on a 100% equity basis with no Elk Creek Project financing inputs and are in first quarter 2019 U.S. constant dollars. Foreign exchange impacts were deemed negligible as most, if not all, costs and revenues are denominated in U.S. dollars. Key criteria used in the analysis are discussed in detail throughout this section. “US$” refers to whole U. S. Dollars.

Principal Project Assumptions Included in the 2022 Elk Creek Feasibility Study

Description	Value
Pre-Production Period	4 years
Process Plant Life	38 years
Mine Operating Days per Year	365
Mill Operating Days per Year	365
Discount Rate, End of Period	@ 8%
Commercial Production Year	2025

Summary of Key Evaluation Metrics Included in the 2022 Elk Creek Feasibility Study

Description	Value
Ore Mined (kt)	36,655
Ore Mining Rate (t/d)	2,764
Niobium Grade	0.81%
Scandium Grade (parts per million, “ppm”)	70.2
TiO2 Grade	2.92%
Contained Nb2O5 (kt)	297
Contained Sc (t)	2,573
Contained TiO2 (kt)	1,071
Total Ore Processed (kt)	36,655
Processing Rate (kt/y)	1,009
Average Recovery, Nb2O5	82.4%
Average Recovery Sc	93.1%
Average Recovery TiO2	40.3%
Recovered Nb2O5 (kt)	245
Recovered Sc (t)	2,395
Recovered TiO2 (kt)	432
Realized Market Prices
Nb (US$/kg)	$46.55
TiO2 (US$/kg)	$0.99
Sc2O3 (US$/kg)	$3,674
Payable Metal
Nb (t)	171,140
Sc2O3 (t)	3,676
TiO2 (t)	431,793

Summary Projected Economic Results Included in the 2022 Elk Creek Feasibility Study

Description	Value ($000)
Total Gross Revenue	$21,899,726
Operating Costs:
Mining Cost	(1,553,325)
Process Cost	(3,911,116)
Site G&A Cost	(300,400)
Concentrate Freight Cost	(10,472)
Other Infrastructure Costs	(200,407)
Water Management Cost	(609,195)
Tailings Management Cost	(73,822)
Property Tax	(217,540)
Royalties	(300,503)
Annual Bond Premium	(5,500)
Total Operating Costs	(7,182,280)
Operating Margin (EBITDA1)	14,717,445
Effective Tax Rate	16.42%
Total Taxes	(2,246,186)
Working Capital	-
Operating Cash Flow	$12,471,258
Totals may not sum due to rounding.

[1]	The term “EBITDA” refers to earnings before interest, taxes depreciation and amortization. See “Non-GAAP Financial Performance Measures” below for a discussion of the use of non-GAAP financial measures.

Operating Cost Estimates Included in the 2022 Elk Creek Feasibility Study

The following LoM unit operating costs include the pre-production and first/last years of production.

Description	LoM US$/t ore
Mining Cost	$42.38
Process Cost	106.70
Water Management Cost	16.62
Site G&A Cost	8.20
Other Infrastructure	5.47
Tailings Management Cost	2.01
Other Expenses	6.22
Subtotal	187.59
Royalties/Annual Bond Premium	8.35
Total LoM Operating Costs	$195.94
Totals may not sum due to rounding.

Capital Cost Estimates Included in the 2022 Elk Creek Feasibility Study

The following table shows the breakout in LoM initial capital and sustaining capital cost estimates (excluding closure and reclamation of $44 million), which total $1,562 million. This includes a total initial capital cost of $1,141 million, including a 10% contingency.

	($000,000)
Description	Initial	Sustaining	Total
Capitalized Preproduction Expenses	$77	$-	$77
Site Preparation and Infrastructure	41	15	56
Processing Plant	367	96	464
Water Management and Treatment	74	24	97
Mining Infrastructure	257	198	455
Tailings Management	21	79	100
Site Wide Indirects	7	-	7
Processing Indirects	96	-	96
Mining Indirects	41	-	41
Commissioning	15	-	15
Owner’s Costs	34	-	34
Mine Water Management Indirects	9	-	9
Contingency	102	9	111
Total Capital Costs	$1,141	$422	$1,562
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

The Hydromet plant building will be a multi-level engineered steel structure, which will house equipment on two levels. Ore from mineral processing will be fed through 15 individual processes required to separate the three recoverable products. The purpose of the Hydromet processing steps is to leach the pay metals into solution using two separate acid leaches (Hydrochloric Acid Leach and Sulfuric Acid Bake), remove impurities, separate the three pay metals, and perform precipitation/processing to final solid oxide forms. Outputs from the Hydromet Process include saleable TiO2 and Sc2O3, with Nb2O5 reporting to the Pyromet plant for final processing. The Hydromet plant will be supported by a Hydrochloric Acid Regeneration plant and a Sulfuric Acid Plant.

The Pyromet building will house most of its equipment within a single building. The purpose of the Pyromet plant is to reduce the Nb2O5 coming from the Hydromet plant by converting it into a saleable FeNb metal. Aluminum shots and iron oxide pellets will be introduced to an electric arc furnace on a continuous basis along with fluxing agents and Nb2O5 to produce a saleable ferroniobium metal.

Proposed Production Plan and Schedule

Based on the 2022 Elk Creek Feasibility Study, the operating mine life is approximately 38 years with a nominal processing rate of 2,764 tonnes per day. The Elk Creek Project timeline is based on 39 months to mechanical completion after Authorization to Proceed, plus an additional six months of commissioning and ramp-up to 100% of production capacity for a total of 45 months and assumes no financing constraints. The NioCorp board must approve a construction program and budget before construction of the Elk Creek Project can begin. This approval, along with the receipt of all required governmental permits and approvals and the completion of project financings, will determine whether and when construction of the Elk Creek Project can begin.

Proposed Tailings Storage

The tailings produced by the process plant will consist of filtered water leach residue, calcined excess oxide, and slag. Four TSFs will be constructed sequentially to contain the tailings over the life of the Elk Creek Project and would contain approximately 14.5 million tonnes of tailings. The tailings facilities have been designed to incorporate two independent areas: a composite-lined tailings solids storage area; and an area with double lined containment, including a leak collection and recovery system for management of stormwater runoff and drainage from the tailings solids. The TSFs will store predominantly dry (i.e., not in a slurry consistency) tailings from the plant with embankment construction based on a “downstream” construction method. Facility closure is considered in the design.

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

Proposed Water Management

For the first several years of construction, the advancement of the shaft and underground workings will require limited dewatering, anticipated to be through lower-level sumping and pumping for surface collection and disposal. Initially, water will be stored in the lined SMC #1 during construction or will be trucked off-site for treatment at a local publicly owned treatment works. Excess water in the SMCs will be spray evaporated within the footprint of the SMC, to avoid the reintroduction of soluble salts into the water treatment system. Temporary on-site storage or off-site shipment and disposal of the crystallizer solid waste may be necessary until construction of SMC #1 is completed.

Once full operations commence, we anticipate a shortfall of approximately 3,700 gallons per minute of operational and processing water, as the underground mine dewatering is only expected to produce 1,000 gallons per minute. To make up this shortfall, we would purchase fresh water from a local utility and from local landowners.

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

Proposed Source of Power

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

Proposed Source of Natural Gas

Natural gas, to be used throughout the Elk Creek Project during the construction and operation phases of the project, will be brought to the site via pipeline from the local utility company. NioCorp has a natural gas transportation contract with Tallgrass Energy, which operates the Rockies Express (“REX”) pipeline. Tallgrass will construct a 45 kilometer (28 mile) gas pipeline lateral from the main REX pipeline system in Kansas to the project site. The lateral will be sized to provide a minimum of 27.5 dekatherms of gas per day. Natural gas will be distributed to all on-site facilities utilizing buried high-density polyethylene natural gas distribution pipe. Natural gas piping above ground and located inside of facilities will consist predominately of carbon steel pipe. Maximum on-site pipeline distribution pressure will be 100 pounds per square inch gauge. Natural gas will be used for facility heating, water heating, and for gas-fired process equipment.

Markets

Market studies for niobium, TiO2 and Sc2O3 are an important part of the proposed Elk Creek operation. These commodities, especially niobium and Sc2O3, are thinly traded without an established publicly available price discovery mechanism. Hence, detailed third-party market studies provide the basis for assumptions used in the economic analysis.

The economic analysis in the 2022 Elk Creek Feasibility Study used the 2019 U.S. dollar base price of $47/kg Nb as the forward-looking price for steel grade (65%) ferroniobium based on published independent third-party reports. The base price is adjusted to a realized price to account for the discount provisions contained in the two ferroniobium offtake agreements that the Company has concluded.

NioCorp engaged OnG Commodities LLC (“OnG”) to produce a market assessment in April 2017. The study examines current scandium production trends (approximately 20 tons/year) from existing and emerging producers plus an outlook for supply to 2028. The outlook then reviewed the current and emerging applications for scandium, including fuel cells, aerospace, industrial and other uses, plus an outlook for demand to 2028. Based on these inputs, OnG provided pricing forecasts and global demand volumes by year to 2028 based estimated production costs and supply-demand balances. The pricing sheet for the OnG Commodities report was updated for NioCorp in 2019.

No formal market study was done for TiO2 as it only represents 2% of overall revenue in the economic analysis. All market information for titanium and TiO2 is derived from USGS Commodity Market Summaries (Bedinger, 2019).

Taxation Rates Included in the 2022 Elk Creek Feasibility Study

Taxes that may be levied on the Elk Creek Project include corporate income tax rates of 21% for federal and 5.84% for Nebraska. The Elk Creek Project is eligible for federal depletion allowances and credits, as well as various state incentives. The calculated effective income tax rate for the Elk Creek Project is 16.42%.

Design Considerations for Environmental Performance

The current mine design incorporates these following strategies and technologies designed to minimize environmental impacts of operation:

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

The Company has not identified any significant encumbrances to the property it owns or holds under OTP agreements. The Company has not had any permit violations or fines since the filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Permitting requirements for the project have been identified. The Company holds an Air Construction Permit from the State of Nebraska and a Special Use Permit from Johnson County, both of which are necessary to allow the start of project construction. In addition, the Elk Creek Project will be required to obtain a series of permits for operations from federal, state, and local agencies. The majority of these permits are ministerial in nature and present minimal risk to the Company, and typically involve the completion of an application and the payment of a nominal fee. Three permits from the state of Nebraska are discretionary in nature, where an application and fee are provided to the state and the state must make a decision as to whether or not the permit will be granted. While the risk involved in such permits is low, such discretionary permits require more processing time by the state and do require the state agency to make a decision in favor of issuance of the permit. These three permits include the following:

●	Solid Waste Permit;

●	Air Operating Permit; and

●	Radioactive Materials License.

The cost and schedule for obtaining both the discretionary and ministerial permits is included in the overall execution plan for the Elk Creek Project. Additional details on the project’s permitting requirements can be found in Section 17 of the S-K 1300 Elk Creek Technical Report Summary.

Mineral Reserves and Resources

The mineral reserves and mineral resources disclosed below are based on the S-K 1300 Elk Creek Technical Report Summary. Mineral reserves and mineral resources at the Elk Creek Project as of June 30, 2022 are summarized in the tables below. Further discussion and background regarding the approaches used to establish mineral reserves and mineral resources is contained in Chapters 11 and 12 of the S-K 1300 Elk Creek Technical Report Summary.

Elk Creek Project In Situ Mineral Resource Estimate (niobium, titanium, and scandium) excluding reserves as of June 30, 2022

Class	NSR Cutoff	Tonnage (Mt)
Indicated	US$180	151.7	Nb2O5 (%)	Nb2O5 (kt)
			0.43	649.8
			TiO2 (%)	TiO2 (kt)
			2.02	3,067
			Sc (ppm)	Sc (t)
			56.42	8,558
Inferred	US$180	108.3	Nb2O5 (%)	Nb2O5 (kt)
			0.39	426.6
			TiO2 (%)	TiO2 (kt)
			1.92	2,082
			Sc (ppm)	Sc (t)
			52.28	5,660

Elk Creek Project In Situ Mineral Resource Estimate (rare earth oxides) excluding reserves as of June 30, 2022

Class	NSR Cut-off	Tonnage (Mt)

Indicated	US$180	151.7	La2O3 (%)	La2O3 (kt)	Ce2O3 (%)	Ce2O3 (kt)	Pr2O3 (%)	Pr2O3 (kt)
			0.0766	116.2	0.1320	200.2	0.0140	21.3
			Nd2O3 (%)	Nd2O3 (kt)	Sm2O3 (%)	Sm2O3 (kt)	Eu2O3 (%)	Eu2O3 (kt)
			0.0511	77.5	0.0116	17.6	0.0040	6.0
			Gd2O3 (%)	Gd2O3 (kt)	Tb2O3 (%)	Tb2O3 (kt)	Dy2O3 (%)	Dy2O3 (kt)
			0.0096	14.6	0.0011	1.6	0.0044	6.7
			Ho2O3 (%)	Ho2O3 (kt)	Er2O3 (%)	Er2O3 (kt)	Tm2O3(%)	Tm2O3 (kt)
			0.0006	1.0	0.0015	2.2	0.0002	0.3
			Yb2O3 (%)	Yb2O3 (kt)	Lu2O3 (%)	Lu2O3 (kt)	Y2O3 (%)	Y2O3 (kt)
			0.0010	1.5	0.0001	0.2	0.0187	28.4
			LREO (%)	LREO (kt)	HREO (%)	HREO (kt)	TREO (%)	TREO (kt)
			0.2737	415.2	0.0528	80.0	0.3265	495.2
Inferred	US$180	108.3	La2O3 (%)	La2O3 (kt)	Ce2O3 (%)	Ce2O3 (kt)	Pr2O3 (%)	Pr2O3 (kt)
			0.0943	102.1	0.1576	170.6	0.0163	17.7
			Nd2O3 (%)	Nd2O3 (kt)	Sm2O3 (%)	Sm2O3 (kt)	Eu2O3 (%)	Eu2O3 (kt)
			0.0575	62.2	0.0116	12.6	0.0038	4.1
			Gd2O3 (%)	Gd2O3 (kt)	Tb2O3 (%)	Tb2O3 (kt)	Dy2O3 (%)	Dy2O3 (kt)
			0.0090	9.8	0.0010	1.1	0.0042	4.6
			Ho2O3 (%)	Ho2O3 (kt)	Er2O3 (%)	Er2O3 (kt)	Tm2O3(%)	Tm2O3 (kt)
			0.0006	0.7	0.0014	1.5	0.0002	0.2
			Yb2O3 (%)	Yb2O3 (kt)	Lu2O3 (%)	Lu2O3 (kt)	Y2O3 (%)	Y2O3 (kt)
			0.0010	1.1	0.0001	0.1	0.0182	19.7
			LREO (%)	LREO (kt)	HREO (%)	HREO (kt)	TREO (%)	TREO (kt)
			0.3257	352.6	0.0512	55.5	0.3769	408.1

Notes:

a.	Classification of mineral resources in the above tables is in accordance with the S-K 1300 classification system. Mineral resources in this table are reported exclusive of mineral reserves.

b.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

c.	The mineral resources are reported at a Diluted Net Smelter Return (NSR) Cut-off of US$180/tonne.

d.	The diluted NSR is defined as:

●	Diluted NSR (US$) =	Revenue per block Nb2O5 (diluted) + Revenue per block TiO2 (diluted) + Revenue per block Sc (diluted)
Diluted tonnes per block

●	The diluted revenue from Nb2O5, TiO2, and Sc per block used the following factors:

●	Nb2O5 Revenue: a 94% grade recovery, a 0.696 factor to convert Nb2O5 to Nb, 82.36% assumption for plant recovery, and a US$39.60 selling price per kg of ferroniobium as of June 30, 2022.

●	TiO2 Revenue: a 94% grade recovery, a 40.31% assumption for plant recovery, and an US$0.88 selling price per kg of titanium oxide as of June 30, 2022.

●	Sc Revenue: a 94% grade recovery, a 1.534 factor to convert Sc to Sc2O3, 93.14% assumption for plant recovery, and a US$3,675 selling price per kg of scandium oxide as of June 30, 2022.

●	The diluted tonnes are a 6% increase in the total tonnes of the block.

e.	Price assumptions for FeNb, Sc2O3, and TiO2 as shown in note d, above, are based upon independent market analyses for each product.

f.	Numbers may not sum due to rounding. The rounding is not considered to be material.

g.	Rare Earth Oxides (REO) were evaluated as a potential by-product to the mining of niobium, titanium, and scandium; thus, the estimated values of the REOs are reported using the previously determined diluted NSR as derived from the Nb2O5, TiO2, and Sc mineral resources and are assigned a price of $0

h.	The stated Light Rare Earth Oxides (LREO) grade (%) is the summation of La2O3 (%), Ce2O3 (%), Pr2O3 (%), and Nd2O3 (%) estimates.

i.	The stated Heavy Rare Earth Oxides (HREO) grade (%) is the summation of Sm2O3 (%), Eu2O3 (%), Gd2O3 (%), Tb2O3 (%), Dy2O3 (%), Ho2O3 (%), Er2O3 (%), Tm2O3 (%), Yb2O3 (%), Lu2O3 (%), and Y2O3 (%) estimates.

j.	The stated Total Rare Earth Oxide (TREO) grade (%) is the summation of LREO (%) and HREO (%).

k.	The effective date of the mineral resource, including by-products, is June 30, 2022.

Elk Creek Project Underground In Situ Mineral Reserves Estimate for Elk Creek as of June 30, 2022

Classification	Tonnage (kt)	Nb2O5 Grade (%)	Contained Nb2O5 (t)	Payable Nb (t)	TiO2 Grade (%)	Contained TiO2 (t)	Payable TiO2 (t)	Sc Grade (ppm)	Contained Sc (t)	Payable Sc2O3 (t)
Proven	-	-	-	-	-	-	-	-	-	-
Probable	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677
Total	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677

All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

●	The Qualified Person for the mineral reserve estimate is Optimize Group Inc. The estimate has an effective date of June 30, 2022.

●	The mineral reserve is based on the mine design, mine plan, and cash-flow model utilizing an average cut-off grade of 0.679% Nb2O5 with an NSR of US$180/mt.

●	The estimate of mineral reserves may be materially affected by metal prices, environmental, permitting, legal, title, taxation, socio-political, marketing, infrastructure development, or other relevant issues.

●	The economic assumptions used to define mineral reserve cut-off grade are as follows:

●	Annual life of mine (LOM) production rate of ~7,450 tonnes of FeNb/annum during the years of full production.

●	Initial elevated five-year production rate ~ 7,500 tonnes of FeNb/annum when full production is reached.

●	Mining dilution of ~6% was applied to all stopes and development, based on 3% for the primary stopes, 9% for the secondary stopes, and 5% for ore development.

●	Mining recoveries of 95% were applied in longhole stopes and 62.5% in sill pillar stopes.

Parameter	Value	Unit
Mining Cost	42.38	US$/t mined
Processing	106.70	US$/t mined
Water Management and Infrastructure	16.62	US$/t mined
Tailings Management	2.01	US$/t mined
Other Infrastructure	5.47	US$/t mined
General and Administrative	8.91	US$/t mined
Royalties/Annual Bond Premium	8.34	US$/t mined
Other Costs	6.29	US$/t mined
Total Cost	196.72	US$/t mined
Nb2O5 to Niobium Conversion	69.60%
Niobium Process Recovery	82.36%
Niobium Price	39.60	US$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	US$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 Conversion	153.40%
Sc Price	3,675.00	US$/kg

●	Price assumptions are as follows: FeNb US$39.60/kg Nb, Sc2O3 US$3,675/kg, and TiO2 US$0.88/kg. Price assumptions are based upon independent market analyses for each product as of June 30, 2022.

●	Price and cost assumptions are based on the pricing of products at the “mine-gate,” with no additional down-stream costs required. The assumed products are ferroniobium (metallic alloy shots consisting of 65%Nb and 35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.

●	The mineral reserve has an average LOM NSR of US$563.06/tonne.

●	Optimize Group has provided detailed estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by 3rd party Qualified Persons).

●	Mineral reserve effective date is June 30, 2022. The financial model was run after the estimate of the NSR above, which reflects a total cost per tonne of US$196.72 versus US$189.91. This is not considered a material change.

●	Price variances for commodities are based on independent market studies versus earlier projected pricing. The independent market studies do not have a negative effect on the reserve.

Comparison of Mineral Resources and Mineral Reserves

The following tables compares the Elk Creek Project mineral reserve estimate as of June 30, 2022, to the Elk Creek Project mineral reserve estimate as of June 30, 2021.

		Nb2O5	Contained	Payable	TiO2	Contained	Payable	Sc	Contained	Payable
Classification	Tonnage (kt)	Grade (%)	Nb2O5 (t)	Nb (t)	Grade (%)	TiO2 (t)	TiO2 (t)	Grade (ppm)	Sc (t)	Sc2O3 (t)
Mineral Reserve, as of June 30, 2022
Proven	-	-	-	-	-	-	-	-	-	-
Probable	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677
Total	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677
Mineral Reserve, as of June 30, 2021
Proven	-	-	-	-	-	-	-	-	-	-
Probable	36,313	0.81	293,321	168,861	2.86	1,039,050	418,841	65.7	2,387	3,410
Total	36,313	0.81	293,321	168,861	2.86	1,039,050	418,841	65.7	2,387	3,410
Percentage Change
Proven	-	-	-	-	-	-	-	-	-	-
Probable	1%	0%	1%	1%	2%	3%	3%	7%	8%	8%
Total	1%	0%	1%	1%	2%	3%	3%	7%	8%	8%

The minor increases in probable mineral reserves were based on changes made to the overall mining plan, which impacted the estimation of the grade of ore to be mined and delivered to the surface production plant.

The reporting of our mineral resource under S-K 1300 is exclusive of our mineral reserve, whereas in the prior year under NI 43-101 guidelines, our mineral resource was reported inclusive of our mineral reserve. As the mineral resource as of June 30, 2022 and 2021, were calculated and reported under differing methodologies, no meaningful comparison is available.

Environmental and Social

A number of key permits and environmental management requirements have been identified for the Elk Creek Project, some of which need to be implemented as soon as practicable in order to maintain the proposed Elk Creek Project schedule.

●	While not necessarily complex, the timing generally required to complete permitting through any federal regulatory agency requires that NioCorp engage key agencies (in this case the USACE and possibly the EPA) early on in Elk Creek Project development and consider the siting and orientation of facilities carefully to minimize the risk of a protracted National Environmental Policy Act analysis of the Elk Creek Project. At the present time, the company believes that we have completed the major federal permitting actions needed for project construction, although changes to the design or location of project facilities may require that additional federal permits be obtained.

●	Construction at the facility requires the Air Permit from the State of Nebraska, which was issued to the Company on June 2, 2020. The Air Permit describes all the prospective air emissions from the facility and required the completion of an air quality model that demonstrates compliance with the NAAQS. On April 15, 2022, the Company announced that the NDEE advised the Company that periodic extensions to the Elk Creek Project’s Air Permit are no longer required because the Company has met the regulatory definition of “construction, reconstruction, or modification of the source” since the permit was issued.

●	A radioactive materials license will be needed from the Nebraska Department of Health and Human Services (“NDHHS”), Office of Radiological Health. Because of their limited experience with hard rock mining in the State of Nebraska, much less mining that includes Naturally Occurring Radioactive Material, the NDHHS may require additional information and more time to approve the Elk Creek Project under a Broad Scope License. The Company has been working with NDHHS on this aspect of project permitting since 2014.

●	Documentation of existing baseline environmental conditions at the Elk Creek Project site was initiated in 2014 and will continue as needed throughout the permitting process.

●	Surface water monitoring will continue throughout the permitting process and extend into construction and operations as part of the Environmental Management System and likely State of Nebraska permit requirements.

●	A wetland delineation and potential jurisdictional waters assessment was conducted in late 2014 to identify wetland and drainage features within the proposed Elk Creek Project boundary which resulted in a formal JD being issued by the USACE on September 6, 2016.

●	The major land-use authorization for the project was received from Johnson County, Nebraska, on December 24, 2019, in the form of a Special Use Permit for the project. This land-use permit is a necessary precursor to any project-related construction activities. County zoning permits will be required for individual buildings constructed at the site, and the County requirement is that such applications must be submitted five days before construction commences.

●	Closure costs for the Elk Creek Project have been estimated at just over $44 million, including approximately $13.5 million for reclamation and closure of the TSFs and $16.6 million for plant and building removal and reclamation.

●	Community engagement has occurred in parallel with Nebraska field operations and has included public meetings, presentations to public agencies, communications with local and state politicians, meetings with environmental groups, and one-on-one meetings with area landowners.

Other Elk Creek Project Activities

 On August 9, 2021, the Company announced the completion of the first phase of testing of Elk Creek Project ore samples using HPGR technology. Testing confirmed that the ore that NioCorp expects to mine from the Elk Creek Project site, subject to receipt of necessary funding, can be successfully processed using HPGR technology, an energy efficient and low-emission alternative for reducing the size of the ore to enable the recovery of niobium, scandium, and titanium.

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

During the quarter ended December 31, 2021, NioCorp engaged Olsson Associates to assist with the preparation of an Equator Principles program for the Company, which includes an environmental and social assessment of the Elk Creek Project along with internal procedures and management systems to formalize the Company’s longstanding commitment to leading Environmental and Social Governance (“ESG”) practices. The Equator Principles are used by signatory financing entities to assess the ESG practices of financing opportunities

At present, the Company is maintaining the property in anticipation of obtaining project financing that will facilitate the construction, commissioning, and operation of the Elk Creek Project. The property is characterized as a development stage property and is expected to move to a production stage property should financing be obtained.

Proposed Activities

Our long-term financing efforts continued through fiscal year 2022. However, the COVID-19 pandemic and other recent worldwide events have created general global economic uncertainty as well as uncertainty in capital markets, supply chain disruptions, increased interest rates, and the potential for geographic recessions. During fiscal year 2022, these events continued to create uncertainty with respect to overall project funding and timelines. The full extent to these events may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time.

As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local permits;
●	Continued evaluation of the potential to produce rare earth products;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production from the project;
●	Negotiation and completion of engineering, procurement and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities; and
●	Construction and operation of a small-scale demonstration plant to address process recommendations contained in the 2019 NI 43-101 Elk Creek Technical Report and to quantify REE metallurgical performance.

Non-GAAP Financial Performance Measures

Non-GAAP financial performance measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with U.S. GAAP.

The S-K 1300 Elk Creek Technical Report Summary uses non-GAAP financial performance measures, such as EBITDA, Averaged Annual EBITDA, and Averaged EBITDA Margin, for purposes of projecting the economic results of the Elk Creek Project. We are unable to provide a reconciliation of these forward-looking non-GAAP measures to the most comparable U.S. GAAP financial performance measures because certain information needed to reconcile those non-GAAP measures to the most comparable U.S. GAAP financial performance measures is dependent on future events, some of which are outside the control of the Company, such as FeNb, Sc2O3 and TiO2 prices, interest rates and exchange rates. Moreover, estimating such U.S. GAAP measures with the required precision necessary to provide a meaningful reconciliation is extremely difficult and could not be accomplished without unreasonable effort.

Corporate Headquarters

We lease our principal executive office space at 7000 South Yosemite Street, Suite 115, Centennial, Colorado.

ITEM 3.	LEGAL PROCEEDINGS

As of September 6, 2022, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended June 30, 2022, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

 Holders

As of June 30, 2022, we had 18,490 holders of record of the Common Shares.

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

We did not make any repurchases in the quarter ended June 30, 2022.

Recent Sales of Unregistered Securities

The following Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Lind III Convertible Security and based upon representations and warranties of Lind III in connection therewith.

Date	Conversion Amount ($000)	Shares Issued	Conversion Price/Share
June 22, 2022	$600	1,088,808	$0.7132
July 27, 2022	600	1,025,796	0.7504
August 8, 2022	250	431,286	0.7496

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

A U.S. Resident Holder to whom NioCorp pays or is deemed to pay a dividend on the holder’s Common Shares will be subject to Canadian withholding tax, and NioCorp will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend but should generally be reduced under the Convention to 15% (or, if the U.S. Resident Holder is a company which is the beneficial owner of at least 10% of the voting stock of NioCorp, 5%) of the gross amount of the dividend. For this purpose, a company that is a resident of the U.S. for purposes of the Canadian Tax Act and the Convention and is entitled to the benefits of the Convention shall be considered to own the voting stock of NioCorp owned by an entity that is considered fiscally transparent under the laws of the U.S. and that it is not a resident of Canada, in proportion to the Company’s ownership interest in that entity.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of NioCorp and subsidiaries. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Annual Report on Form 10-K. Discussions related to fiscal year 2021 performance as compared to fiscal 2020 performance can be found in Item 7., “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

Summary of Consolidated Financial and Operating Performance

	For the year ended June 30,
	2022	2021	2020
	($000)
Operating expenses	$7,796	$4,092	$3,432
Net loss	9,929	4,390	4,001
Net loss per share (basic and diluted)	0.04	0.02	0.02

The Company’s net loss increased to $9.9 million for fiscal year 2022 from $4.4 million for fiscal year 2021. This increased net loss in fiscal year 2022 as compared to fiscal year 2021 is primarily due to increased exploration expenditures associated with process development costs and rare earth review costs, as well increased non-cash costs of our fiscal year 2022 Option grants, which were fully vested and expensed on the grant dates.

The Company had no revenues during the fiscal years presented below. Operating expenses incurred related primarily to performing exploration and feasibility study related activities, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

Results of Operations

		For the year ended June 30,
	2022	2021	2020
		($000)
Operating expenses:
Employee related costs	$2,150	$1,655	$1,376
Professional fees	684	386	327
Exploration expenditures	3,309	1,056	1,201
Other operating expenses	1,653	995	528
Total operating expenses	7,796	4,092	3,432

Other income	-	(208)	-
Loss on extinguishment	-	163	-
Change in financial instrument fair value	-	(32)	38
Foreign exchange loss (gain)	221	(729)	179
Interest expense	1,906	1,113	354
Loss (gain) on equity securities	6	(9)	(2)
Income tax benefit	-	-	-
Net Loss	$9,929	$4,390	$4,001

Significant items affecting operating expenses are noted below:

Employee related costs for fiscal year 2022 increased as compared to fiscal year 2021 primarily due to increased share-based compensation costs which primarily reflected the impact of increased Common Share values on the fair value calculations in the Black-Scholes model, as well as the number of Options granted.

Professional fees increased in fiscal year 2022 as compared to fiscal year 2021, primarily due to the timing of legal services related to SEC filings, including our shelf registration statement on Form S-3 filed in November 2021.

Exploration expenditures increased in fiscal year 2022 as compared to fiscal year 2021 reflecting work performed in fiscal year 2022 to advance the development of a demonstration-scale test plant to verify process improvement efforts as well as to potentially incorporate REEs into our planned production. Fiscal year 2021 expenditures primarily related to the ongoing personnel costs, as well as ongoing engineering and metallurgical projects and project advancement activities.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs increased in fiscal year 2022 as compared to fiscal year 2021 primarily due to increased financial advisory fees and investor relations fees associated with our ongoing financing efforts. In addition, share-based compensation for directors and other advisors increased in fiscal year 2022 as compared to fiscal year 2021 due to increased share-based compensation costs, which primarily reflected the impact of increased Common Share values in the Black Scholes model. Options issued in both periods were fully vested upon issuance and expensed on the grant date.

Other significant items impacting the change in the Company’s net loss are noted below:

Other income for fiscal year 2021 represents the one-time forgiveness of the Company’s U.S. Small Business Administration Loan, which occurred on November 18, 2020.

Loss on extinguishment for fiscal year 2021 represents the one-time loss incurred in connection with the December 18, 2020, conversion of the Nordmin Note.

Foreign exchange (gain) loss is primarily due to changes in the U.S. dollar against the Canadian dollar rate as applied to U.S. dollar-denominated debt instruments which are carried on the Canadian parent company books, and the fiscal year 2022 loss reflected the impacts of a strengthened U.S. dollar to Canadian dollar, whereas the fiscal year 2021 gain primarily reflects the impact of a weakened U. S. dollar.

Interest expense increased in fiscal year 2022 as compared to fiscal year 2021 primarily due to the accretion of the Nordmin Note, which was issued in December 2020, as well as accretion of the Lind III Convertible Security, which was issued in February 2021.

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

As of June 30, 2022, the Company had cash of $5.3 million and working capital of $2.0 million, compared to cash of $7.3 million and working capital of $3.4 million on June 30, 2021. The slight decline in working capital surplus for fiscal year 2022 is due to the timing of cash inflows from financing activities and warrant exercises, as discussed below under “Financing Activities,” and was partially offset by exploration-related expenditures and general corporate overhead expenditures.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $9.5 million through June 30, 2023, inclusive of the repayment of amounts outstanding under the Smith Credit Agreement which is due on June 30, 2023.

In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures through June 30, 2023 are expected to be approximately $550 per month where approximately $295 is for corporate overhead, lease extensions and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $255 per month is planned for expenditures relating to the advancement of the Elk Creek Project by ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it may not have sufficient cash to continue to fund basic operations for the next twelve months, and additional funds totaling $3.5 million to $4.5 million are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property and lease commitments are $8 through June 30, 2023, exclusive of costs incurred to exercise our current land and mineral right option agreements, which expire at various times between December 2024 and May 2040. To maintain its currently held properties and fund its currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2023, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

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

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the year ended June 30, 2022, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. As defined under S-K 1300, we are a development stage issuer, and we have incurred losses since our inception. The Company anticipates that it may not have sufficient cash, including warrant exercises subsequent to June 30, 2022, to continue to fund basic operations for the next twelve months, therefore, additional funds are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. While the COVID-19 pandemic did negatively impact our ability to obtain project financing during fiscal years 2021 and 2022, the full extent to which the COVID-19 pandemic and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time. In addition, recent worldwide events have created general global economic uncertainty as well as uncertainty in capital markets, supply chain disruptions, increased interest rates, and the potential for geographic recessions. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

Operating Activities

During the year ended June 30, 2022, the Company’s operating activities consumed $6.2 million of cash (2021: $4.7 million). The cash used in operating activities for fiscal year 2022 reflects the Company’s funding of losses of $9.9 million, partially offset by non-cash adjustments and changes in working capital items. Overall, fiscal year 2022 operational outflows were higher than fiscal year 2021 due primarily to increased exploration expenditures. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

During the year ended June 30, 2022, the Company’s investing activities consumed $16 of cash (2021: $6.3 million). The cash used in investing activities for fiscal year 2021 reflects the Company’s purchase of the land and mineral rights discussed above under Part I., Item 2, “Properties - Other Elk Creek Project Activities.”

Financing Activities

Net cash provided by financing activities was $4.3 million in fiscal year 2022 (2021: $18.1 million). This decrease in financing inflows primarily reflect the timing of cash inflows from the Lind III Agreement, private placements, and warrant exercises during the respective fiscal years.

The following is a discussion of significant financing transactions for fiscal year 2022:

●	On June 30, 2022, the Company closed a non-brokered private placement (the “June 2022 Private Placement”) of units (the “Units”) of the Company. A total of 4,981,035 Units were issued at a price per 2022 Unit of C$0.96, for total gross proceeds to the Company of approximately C$4.8 million. Each Unit consists of one Common Share and one common share purchase warrant (“June 2022 Warrant”). Each June 2022 Warrant entitles the holder to acquire one Common Share at a price of C$1.10 at any time prior to July 1, 2024. Proceeds of the June 2022 Private Placement will be used for continued advancement of the Company’s Elk Creek Critical Minerals Project and for working capital and general corporate purposes. The Company paid cash commissions of C$62 and 65,100 warrants (the “Finder Warrants”), having the same terms as the June 2022 Warrants, to finders outside of the United States. The Finder Warrants were valued at C$18 using a risk-free rate of 3.2%, expected volatility of 64% and expected life of two years.

●	On July 23, 2021, the Company repaid $358 to Mr. Smith, representing a partial principal repayment of $318 on the Smith Credit Agreement plus accrued interest.

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

Debt Covenants

The Lind III Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding C$2.0 million, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. In addition, The Smith Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature. The Company was in compliance with these covenants as of June 30, 2022.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2022 and 2021, we had accrued $48 and $48, respectively, related to estimated environmental obligations.

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

Critical Accounting Estimates and Recent Accounting Pronouncements

Our significant accounting policies are described in Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. As described in Note 3, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Many of the inputs into our estimation process are subject to uncertainty over time and therefore, actual results may differ significantly from our estimates. Note 3 also discloses recent accounting pronouncements applicable to the Company.

 We believe that our most critical accounting estimates are related to the carrying value of our long term assets; accounting for income taxes; and valuation of deferred tax assets, as they require us to make assumptions that are highly uncertain at the time the accounting estimates are made and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements.

Carrying Value of Long-Lived Assets

The recoverability of the carrying values of mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes. We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. Key inputs include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of commodities or input prices. Many of these inputs are subjective and are subject to uncertainty over time. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, an impairment loss will be recorded, measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

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

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of September 6, 2022, is set out below, on a fully diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	278,127,688
Stock options[1]	14,464,000
Warrants[1]	18,516,253
Convertible Debt[2]	2,533,300

[1]	Each exercisable into one Common Share

[2]	Represents Common Shares issuable on conversion of aggregate outstanding principal amounts of $1.6 million of convertible debt as of September 6, 2022, assuming a market price per Common Share of $0.74 on that date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Shareholders and Board of Directors

NioCorp Developments Ltd.

Centennial, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NioCorp Developments, Ltd. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has an accumulated deficit and suffered recurring losses without any current revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BDO USA LLP

We have served as the Company's auditor since 2015.

Spokane, Washington

September 6, 2022

NioCorp Developments Ltd.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data)

		As of June 30,
	Note	2022	2021
ASSETS
Current
Cash		$5,280	$7,317
Prepaid expenses and other		402	24
Total current assets		5,682	7,341
Non-current
Deposits		35	35
Investment in equity securities		10	16
Right-of-use assets	12	94	156
Land and buildings, net	6	850	837
Mineral properties	5	16,085	16,085
Total assets		$22,756	$24,470

LIABILITIES
Current
Accounts payable and accrued liabilities	7	$817	$408
Related party loan	10	2,000	2,318
Convertible debt, current portion	8	796	1,123
Operating lease liability	12	82	69
Total current liabilities		3,695	3,918
Non-current
Convertible debt, net of current	8	-	6,784
Operating lease liability	12	23	105
Total liabilities		3,718	10,807
Commitments and contingencies	3i, 12
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; shares outstanding: 276,670,606 at June 30, 2022 and 256,379,931 at June 30, 2021	9	129,055	113,882
Accumulated deficit		(109,005)	(99,076)
Accumulated other comprehensive loss		(1,012)	(1,143)
Total shareholder equity		19,038	13,663
Total liabilities and equity		$22,756	$24,470

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data)

		For the year ended June 30,
	Note	2022	2021	2020
Operating expenses
Employee related costs		$2,150	$1,655	$1,376
Professional fees		684	386	327
Exploration expenditures	11	3,309	1,056	1,201
Other operating expenses		1,653	995	528
Total operating expenses		7,796	4,092	3,432
Change in financial instrument fair value		-	(32)	38
Other income		-	(208)	-
Loss on debt extinguishment	8	-	163	-
Foreign exchange loss (gain)		221	(729)	179
Interest expense		1,906	1,113	354
Loss (gain) on equity securities		6	(9)	(2)
Loss before income taxes		9,929	4,390	4,001
Income tax benefit	13	-	-	-
Net loss		$9,929	$4,390	$4,001

Other comprehensive loss:
Net loss		$9,929	$4,390	$4,001
Other comprehensive (gain) loss:
Reporting currency translation		(131)	788	(171)
Total comprehensive loss		$9,798	$5,178	$3,830

Loss per common share, basic and diluted		$0.04	$0.02	$0.02

Weighted average common shares outstanding		263,737,227	241,967,116	234,610,126

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

	For the year ended June 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(9,929)	$(4,390)	$(4,001)
Adjustments for:
Noncash lease activity	(7)	30	-
Change in financial instrument fair value	-	(32)	38
Depreciation	3	-	-
Unrealized loss (gain) on equity securities	6	(9)	(2)
Accretion of convertible debt	1,696	670	-
Foreign exchange loss (gain)	294	(665)	144
Gain on debt forgiveness	-	(196)	-
Loss on debt extinguishment	-	163	-
Share-based compensation	1,745	797	153
	(6,192)	(3,632)	(3,668)
Change in working capital items:
Prepaid expenses	(377)	9	40
Accounts payable and accrued liabilities	419	(1,103)	579
Net cash used in operating activities	(6,150)	(4,726)	(3,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	-	(5,468)	-
Acquisition of land and buildings	(16)	(837)
Net cash used in investing activities	(16)	(6,305)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	4,737	10,677	470
Share issue costs	(118)	(174)	-
Issuance of convertible debt, net of costs	-	9,477	-
Loan repayments	-	(406)	-
Related party debt draws	-	-	2,338
Related party debt repayments	(318)	(1,500)	-
Long term debt funding	-	-	196
Net cash provided by financing activities	4,301	18,074	3,004
Exchange rate effect on cash and cash equivalents	(172)	(33)	(5)
Change in cash and cash equivalents during period	(2,037)	7,010	(50)
Cash and cash equivalents, beginning of period	7,317	307	357

Cash and cash equivalents, end of period	$5,280	$7,317	$307

Supplemental cash flow information:
Amounts paid for interest	$252	$873	$64
Amounts paid for income taxes	-	-	-
Non-cash investing and financing transactions:
Conversion of debt for common shares	$8,807	$3,106	$980
Recognition of operating lease liabilities	-	231	-
Derecognition of operating lease liabilities	-	(22)	-
Accounts payable to note conversion	-	1,640	406
Value of warrants issued	-	1,795	-

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Deficit	Accumulated other comprehensive income	Total
Balance, July 1, 2019	232,496,215	$96,063	$(90,685)	$(526)	$4,852
Exercise of warrants	664,549	338	-	-	338
Exercise of options	320,500	148	-	-	148
Debt conversions	2,444,420	980	-	-	980
Share-based compensation	-	153	-	-	153
Reporting currency presentation	-	-	-	171	171
Loss for the year	-	-	(4,001)	-	(4,001)
Balance, June 30, 2020	235,925,684	$97,682	$(94,686)	$(355)	$2,641
Exercise of warrants	9,106,283	5,338	-	-	5,338
Exercise of options	2,952,296	215	-	-	215
Fair value of warrants granted	-	1,795	-	-	1,795
Private placement – May 2021	4,334,157	5,124	-	-	5,124
Debt conversions	4,061,511	3,106	-	-	3,106
Share issuance costs	-	(175)	-	-	(175)
Share-based compensation	-	797	-	-	797
Reporting currency presentation	-	-	-	(788)	(788)
Loss for the year	-	-	(4,390)	-	(4,390)
Balance, June 30, 2021	256,379,931	$113,882	$(99,076)	$(1,143)	$13,663
Exercise of warrants	871,750	543	-	-	543
Exercise of options	2,051,533	483	-	-	483
Fair value of warrants granted	-	14	-	-	14
Private placement – June 2022	4,981,035	3,711	-	-	3,711
Debt conversions	12,386,357	8,807	-	-	8,807
Share issuance costs	-	(130)	-	-	(130)
Share-based compensation	-	1,745	-	-	1,745
Reporting currency presentation	-	-	-	131	131
Loss for the year	-	-	(9,929)	-	(9,929)
Balance, June 30, 2022	276,670,606	$129,055	$(109,005)	$(1,012)	$19,038

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

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

	Country of incorporation	Ownership at June 30,
		2022	2021
0896800 BC Ltd. (“0896800”)	Canada	100%	100%
Elk Creek Resources Corp. (“ECRC”)	USA	100%	100%

b)	Use of Estimates

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

3.	SIGNIFICANT ACCOUNTING POLICIES

a)	Development Stage Issuer

The Company is considered to be a development stage issuer under Subpart 1300 of Regulation S-K of the United States Securities Act of 1933, as amended (“ S-K 1300”), and it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to seek additional funding to support the completion of its exploration and development activities. The Company’s activities are subject to significant risks and uncertainties, including its ability to secure sufficient funding to continue operations, to obtain proven and probable reserves, to comply with industry regulations and obtain permits necessary for development of the Elk Creek Project, as well as environmental risks and market conditions.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

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

Translation to reporting currency

The results and financial position of entities that have a functional currency different from the reporting currency are translated into the reporting currency as follows:

•	Assets and liabilities for each statement of financial position presented are translated at the closing rate at the end of the reporting date.

•	Income and expenses for each statement of income are translated at average exchange rates, unless this average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the rate on the dates of the transactions.

•	All resulting exchange differences are recognized in other comprehensive income.

d)	Mineral Properties

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash consideration and the fair market value of Common Shares issued as consideration. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under S-K 1300, and the Board of Directors has approved the commencement of formal development activities, development costs related to such reserves and incurred after such board approval will be considered for capitalization. The establishment of proven and probable reserves is based on results of feasibility studies, which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future are written off.

The recoverability of the carrying values of mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes. We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, an impairment loss will be recorded. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value. There was no impairment recorded to mineral properties as of June 30, 2022 or 2021, respectively.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

e)	Long Lived Assets

Long-lived assets, other than mineral properties, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment recorded to long-lived assets as of June 30, 2022 or 2021, respectively.

f)	Leases

Under Accounting Standards Codification (“ASC”) 842, “Leases,” we determine if a contractual arrangement is, or contains, a lease at the inception date. Right-of-use (“ROU”) assets and liabilities related to operating leases are separately reported in the consolidated balance sheets. The Company currently has no finance leases.

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

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration and evaluation activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense and has accrued $48 as an accrued liability related to estimated obligations as of June 30, 2022 (2021 - $48).

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

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

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25, “Income Taxes – Recognition.” Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. ASC 740-10-50, “Income Taxes – Disclosure,” requires the Company to evaluate its income tax positions and recognize a liability for uncertain tax positions that are not more likely than not to be sustained by tax authorities. As of June 30, 2022 and 2021, the Company believes it had no income tax uncertainties that required recognition of a liability. If the Company were to determine that uncertain tax positions meet the criteria for recognition, an estimated liability and related interest and penalties would be recognized as income tax expense.

k)	Basic and Diluted Per Share Disclosure

Basic net loss per share is computed by dividing net loss by the weighted average number of Common Shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Common Share equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. For purposes of this calculation, options to purchase Common Shares (“Options”) and warrants to purchase Common Shares (“Warrants”) are considered to be Common Share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying Options, Warrants, and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the years ended June 30, 2022, 2021, and 2020, as indicated below.

	As of June 30,
Excluded potentially dilutive securities (1):	2022	2021	2020
Options	14,464,000	15,965,000	19,129,409
Warrants	18,516,253	14,341,868	12,376,451
Convertible debt	4,152,000	14,557,000	1,144,773
Total potential dilutive securities	37,132,253	44,863,868	32,650,633

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

l)	Share Based Compensation

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

Issued and Adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in ASC Topic 740. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on July 1, 2021, with no material effect on the Company’ s current financial position, results of operations or financial statement disclosures.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Issued and Not Effective

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company will adopt ASU 2020-06 on July 1, 2022, and this adoption will not have any effect on the Company’ s current financial position, results of operations or financial statement disclosures.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

4.	GOING CONCERN ISSUES

The Company incurred a loss of $9,929 for the year ended June 30, 2022 (2021- $4,390 and 2020 - $4,001) and had an accumulated deficit of $109,005 as of June 30, 2022. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of June 30, 2022, the Company had cash of $5,280 which may not be sufficient to fund normal operations for the next twelve months without deferring payment on certain liabilities or raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures, which have historically averaged approximately $1,160 per quarter, is dependent on management’s ability to secure additional financing. Management is actively pursuing additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. The Company did not have any further funding commitments or arrangements for additional financing as of June 30, 2022. These consolidated financial statements do not give effect to any adjustments required to realize the Company’s assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Since March 2020, several measures have been implemented in the United States, Canada, and the rest of the world in response to the increased impact from the novel coronavirus (“COVID-19”) pandemic and subsequent COVID-19 variants. In addition, recent worldwide events have created general global economic uncertainty as well as uncertainty in capital markets, supply chain disruptions, increased interest rates, and the potential for geographic recessions. We believe this could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year. The full extent to which the COVID-19 pandemic and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time.

5.	MINERAL PROPERTIES

During the year ended June 30, 2011, the Company completed the acquisition of the Elk Creek property through a share exchange agreement with 0859404 BC Ltd, a Canadian company, which owned all the issued and outstanding shares of ECRC. The Company issued 18,990,539 Common Shares to acquire all of the issued and outstanding shares of 0859404 BC Ltd. and issued 1,034,348 Common Shares as a finder’s fee with respect to the acquisition. The transaction did not meet the definition of a business acquisition, as set forth in ASC 805, “Business Combinations,” and therefore was accounted for as a purchase of assets. The acquisition price was based on the market value of the Company’s Common Shares on the closing date and total consideration given was C$13,246, including associated deferred tax impacts of C$4,736.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

On April 23, 2021, ECRC formally closed the purchase of two parcels of land and associated buildings and mineral rights in Johnson County, Nebraska, associated with the Elk Creek Project, pursuant to an Amended and Restated Option to Purchase, dated as of April 29, 2020 (the “Option Agreement”). Pursuant to the terms of the Option Agreement, the Owner sold, transferred, conveyed and assigned all of her rights, privileges, title and interest in and to the real property to ECRC, including any associated mineral rights. The Option Agreement provided for a purchase price calculated based on the appraised value per acre of the parcels of land, the mineral rights and the structures erected on the land. The purchase price was approximately $6,300, including indirect costs of $57. Of this amount, $837 was allocated to land and buildings and the remaining $5,468 was allocated to mineral properties as costs related to mineral rights acquisition.

In addition to the land and mineral rights currently owned by the Company, the property interests of Elk Creek include eight prepaid mineral exploration option-to-purchase agreements and include a pre-determined buyout for permanent ownership of the mineral and/or surface rights. Terms of the agreements require no further significant payments, and the Company may negotiate lease extensions or elect to purchase the mineral and/or surface rights any time. Agreements that allow for the purchase of mineral rights contain provisions whereby the landowners would retain a 2% net smelter return.

6.	LAND AND BUILDINGS, NET

	As of June 30,
	2022			2021
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$811	$-	$811	$811	$-	$811
Buildings and other	45	6	39	29	3	26
	$856	$6	$850	$840	$3	$837

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of June 30,
	2022	2021
Accounts payable, trade	$115	$163
Trade payable accruals	654	157
Environmental accruals	48	48
Interest payable to related party (see Note 10)	-	40
Total accounts payable and accrued liabilities	$817	$408

8.	CONVERTIBLE DEBT

	As of June 30,
	2022	2021
Current Portion:
Lind III convertible security	$796	$-
Nordmin note	-	1,123
Total current portion	$796	$1,123
Noncurrent Portion:
Lind III convertible security	$-	$6,784

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

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

The Lind III Convertible Security is secured by all of the assets and property of the Company and 0896800, including all of the issued and outstanding shares of 0896800 pledged by the Company and all of the issued and outstanding shares of ECRC pledged by 0896800, and certain real property and fixtures of ECRC. The liens securing the Lind III Convertible Security rank pari-passu with the liens securing a non-revolving credit facility (the “Smith Credit Agreement”) with a limit of $3,500 with Mark Smith, President, Chief Executive Officer (“CEO”) and Executive Chairman of NioCorp, pursuant to a Credit Facility Agreement, dated January 16, 2017, between the Company and Mr. Smith, as amended from time to time. The liens securing the Lind III Convertible Security rank senior to the liens securing the Smith Credit Agreement on any amount that is owed by the Company to Mr. Smith in excess of $4,000.

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

The Company identified embedded derivatives in the Lind III Convertible Security that were evaluated to be immaterial at both the closing date and at June 30, 2022.

The Company allocated the net proceeds of $9,477 from the Lind III Convertible Security as follows:

●	$1,712 was allocated to Common Stock, representing the fair value of the Lind III Warrants based on the Black Scholes pricing model using a risk-free interest rate of 0.40%, an expected dividend yield of 0%, a volatility of 51.60%, and an expected life of 4.0 years.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

●	$7,938 was allocated to the convertible debt liability. Transaction costs of $173, in addition to a commitment fee of $350, were recognized as a direct deduction from the debt liability, resulting a net opening balance of $7,765. This balance will be accreted up to face value of the Lind III Convertible Security at maturity using the effective interest method and recorded as non-cash interest expense in the consolidated statement of operations.

Based on the Company’s closing Common Share price of C$0.90 as of June 30, 2022, conversion of the remaining Lind III Convertible Security balance, including accrued interest, would require the issuance of approximately 4,152,000 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 47,000 shares.

Changes in the Lind III Convertible Security are as follows:

	For the year ending June 30,
	2022	2021
Beginning balance	$6,784	$7,765
Conversions	(7,635)	(1,600)
Accretion expense	1,647	619
Balance, end of period	$796	$6,784

The Lind III Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding C$2.0 million, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. The Company was in compliance with these covenants as of June 30, 2022.

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

The Nordmin Note matured on December 18, 2021, and had no stated interest rate, an implied interest rate of 5% per annum and, subject to certain terms and conditions, was convertible into up to 4,500,000 Common Shares at a conversion price of 92% of the five-day volume-weighted average price of the Common Shares on the TSX at the time of conversion. The Nordmin Note contains restrictions on how much of the principal amount may be converted in any 30-day period. The Nordmin Note also provides the Company with the option to prepay, in whole or in part, any outstanding principal amount thereunder, upon three days’ notice to Nordmin. In addition, Nordmin is entitled to accelerate the maturity of the Nordmin Note and require the Company to prepay the outstanding principal amount upon the occurrence of an event of default and other designated events described in the Nordmin Note. The Nordmin Note constitutes the direct, general and unconditional obligation of the Company. The Nordmin Note is unsecured and ranks effectively junior to the Company’s secured indebtedness, including under the Lind III Convertible Security and the Smith Credit Agreement, to the extent of the value of the assets securing such indebtedness.

Pursuant to the terms of the Nordmin Agreement, on December 18, 2020, the Company issued 836,551 Common Shares to Nordmin upon an initial conversion of $450 in principal amount of the Nordmin Note at a conversion price of C$0.684 per share.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

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

Changes in the Nordmin Note are as follows:

Convertible Note
Extinguishment of accounts payable	$1,740
Conversions	(668)
Accretion expense	51
Balance, June 30, 2021	$1,123
Conversions	(1,172)
Accretion expense	49
Balance, June 30, 2022	-

9.	COMMON STOCK

a)	Issuances

Fiscal Year 2022 Issuances

On June 30, 2022, the Company closed a non-brokered private placement (the “June 2022 Private Placement”) of units (the “Units”) of the Company. A total of 4,981,035 Units were issued at a price per Unit of C$0.96, for total gross proceeds to the Company of approximately C$4.8 million. Each Unit consists of one Common Share and one common share purchase warrant (“June 2022 Warrant”). Each June 2022 Warrant entitles the holder to acquire one Common Share at a price of C$1.10 at any time prior to July 1, 2024. Proceeds of the June 2022 Private Placement will be used for continued advancement of the Company’s Elk Creek Critical Minerals Project and for working capital and general corporate purposes. The Company paid cash commissions of C$62 and 65,100 warrants (the “Finder Warrants”), having the same terms as the June 2022 Warrants, to finders outside of the United States. The Finder Warrants were valued at C$18 using a risk-free rate of 3.2%, expected volatility of 64% and expected life of two years.

Fiscal Year 2021 Issuances

On May 10, 2021, the Company closed a non-brokered private placement (the “April 2021 Private Placement”) of Units of the Company. A total of 4,334,157 Units were issued at a price per Unit of C$1.43, for total gross proceeds to the Company of C$6,198. Each Unit consisted of one Common Share and one warrant (“April 2021 Warrant”). Each April 2021 Warrant entitles the holder thereof to purchase one additional Common Share at a price of C$1.63 for a period of two years from the date of issuance. Proceeds of the April 2021 Private Placement were used for continued advancement of the Elk Creek Project, including ongoing detailed engineering efforts, conducting technical assessments of potentially adding rare earth products to the planned product offering, and for working capital and general corporate purposes. The Company paid cash commissions of C$111 and issued 77,961 broker warrants (“Broker Warrants”), having the same terms as the April 2021 Warrants, to brokers outside of the United States. The broker warrants were valued at C$24 using a risk-free rate of 0.28%, expected volatility of 55% and expected life of two years.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

b)	Stock Options

On November 5, 2020, the Company’s shareholders voted to approve an amendment and restatement of its long term incentive plan (the “2017 Amended Long-Term Incentive Plan”) and the granting of incentive securities thereunder until November 5, 2023. Under the 2017 Amended Long-Term Incentive Plan, the Board may, in its discretion from time to time, grant Options and share units (in the form of restricted share units and performance share units) to directors, employees and certain other service providers (as defined in the 2017 Amended Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board.

Subject to adjustment as described in the 2017 Amended Long-Term Incentive Plan, the aggregate number of Common Shares that may be reserved for issuance to participants under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units will not exceed 5% of the issued and outstanding Common Shares from time to time. The 2017 Amended Long-Term Incentive Plan limits the maximum number of Common Shares issued to insiders (as defined under TSX rules for this purpose) within any one-year period, or issuable to insiders at any time, in the aggregate, under all security-based compensation arrangements (including the 2017 Amended Long-Term Incentive Plan) to 10% of the then issued and outstanding Common Shares. The 2017 Amended Long-Term Incentive Plan also limits the aggregate number of Common Shares that may be reserved for issuance to any one participant under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, to 5% of the then issued and outstanding Common Shares (on a non-diluted basis). Subject to the adjustment provisions of the 2017 Amended Long-Term Incentive Plan, the aggregate number of Common Shares actually issued or transferred by the Company upon the exercise of Incentive Stock Options will be limited as described above.

The Board has power over the granting, amendment, administration or settlement of any award.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance July 1, 2019	19,449,909	C$0.62
Exercised	(320,500)	C$0.62
Balance June 30, 2020	19,129,409	C$0.62
Granted	3,700,000	C$0.78
Exercised	(2,952,296)	C$0.61
Cancelled/expired	(3,912,113)	C$0.64
Balance June 30, 2021	15,965,000	C$0.65
Granted	4,475,000	C$1.33
Exercised	(2,051,533)	C$0.70
Cancelled/expired	(3,924,467)	C$0.77
Balance June 30, 2022	14,464,000	C$0.83

The following table summarizes the weighted average information and assumptions used to determine option costs:

	Year ended June 30,
	2022	2021	2020
Fair value per option granted during the period (C$)	$0.49	$0.25	-
Risk-free interest rate	1.33%	0.26%	-
Expected dividend yield	0%	0%	-
Expected stock price volatility (historical basis)	54.4%	54.1%	-
Expected option life in years	3.0	3.0	-

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

The following table summarizes information about stock options outstanding at June 30, 2022:

Exercise Price	Expiry Date	Number Outstanding	Aggregate Intrinsic Value	Number Exercisable	Aggregate Intrinsic Value
C$0.47	November 9, 2022	2,804,000	C$1,206	2,804,000	C$1,206
C$0.84	September 18, 2023	1,050,000	63	1,050,000	63
C$0.54	November 15, 2023	3,785,000	1,362	3,785,000	1,362
C$0.75	December 14, 2023	1,825,000	274	1,825,000	274
C$0.75	December 16, 2023	525,000	79	525,000	79
C$1.36	December 17, 2024	3,975,000	-	3,975,000	-
C$1.10	May 30, 2025	500,000	-	500,000	-
Balance June 30, 2022		14,464,000	C$2,984	14,464,000	C$2,984

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$0.90 as of June 30, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2022, was 9,989,000. The total intrinsic value of options exercised during the year ended June 30, 2022, was C$973.

As of June 30, 2022, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted.

c)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted Average Exercise Price
Balance July 1, 2019	21,374,801	C$0.78
Exercised	(664,549)	C$0.69
Expired	(8,333,801)	C$0.86
Balance June 30, 2020	12,376,451	C$0.74
Granted:
Nordmin warrants	500,000	C$0.80
Lind III Warrants	8,558,000	C$0.97
April 2021 private placement	4,412,118	C$1.63
Exercised	(9,106,283)	C$0.75
Expired	(2,398,418)	C$0.73
Balance June 30, 2021	14,341,868	C$1.16
Granted:
June 2022 private placement	5,046,135	C$1.10
Exercised	(871,750)	C$0.78
Balance June 30, 2022	18,516,253	C$1.16

At June 30, 2022, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price	Expiry Date
500,000	C$0.80	December 18, 2022
4,412,118	C$1.63	May 10, 2023
5,046,135	C$1.10	June 30, 2024
8,558,000	C$0.97	February 19, 2025
18,516,253

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

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

On January 17, 2020, the Company entered into an amending agreement to the Smith Credit Agreement, increasing the limit of the non-revolving credit facility to $2,500 from the previous limit of $2,000. On April 3, 2020, the Smith Credit Agreement was amended to increase the limit of the non-revolving credit facility to $3,000 and on June 10, 2020, the Smith Credit Agreement was amended to increase the limit of the non-revolving credit facility to $3,500 and the maturity date for loans made under the Smith Credit Agreement was extended to December 15, 2020. On December 14, 2020, the maturity date for the Smith Credit Agreement was extended to December 15, 2021, on December 13, 2021, the maturity date for the Smith Credit Agreement was extended from December 15, 2021, to June 30, 2022, and on June 29, 2022, the maturity date was extended to June 30, 2023.

Changes in the Smith Credit Agreement principal balance are as follows:

	For the year ending June 30,
	2022	2021
Beginning balance	$2,318	$3,818
Repayments	(318)	(1,500)
Balance, end of period	$2,000	$2,318

During fiscal year 2022 and 2021, the Company paid a total of $535 and $252, respectively, representing accrued interest on the Smith Credit Agreement.

Accounts payable and accrued liabilities as of June 30, 2022, include nil accrued interest payable to Mr. Smith under the Smith Credit Agreement.

11.	EXPLORATION EXPENDITURES

	For the year ended June 30,
	2022	2021	2020
Feasibility study and engineering	$334	$79	$40
Field management and other	569	656	985
Metallurgical	2,218	272	176
Geologists and field staff	188	49	-
Total	$3,309	$1,056	$1,201

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

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

As of June 30, 2022, the Company has one corporate office lease with a remaining lease term of 1.3 years. During the year ended June 30, 2022 and 2021, operating cash flows included cash payments of $90 and $64, respectively related to the measurement of lease liabilities.

The Company incurred lease costs as follows:

	For the year ended June 30,
	2022	2021	2020[1]
Operating Lease Cost:
Fixed rent expense	$83	$106	$114
Variable rent expense	12	7	-
Short term lease cost	16	13	12
Sublease income	(26)	(18)	(12)
Net lease cost	$85	$108	$114

Lease cost – other operating expense	$85	$89	$98
Lease cost – exploration expenditures	-	19	16
Net lease cost	$85	$108	$114
[1]	Fixed rent expense for fiscal year 2020 represents rental costs associated with contracts with de minimis ROU and lease liability balances.

The maturity of lease liabilities is as follows at June 30, 2022:

Fiscal Year Lease Maturities
2023	$92
2024	23
Total lease payments	115
Less amount of payments representing interest	(10)
Present value of lease payments	105
Less current portion of operating lease liability	(82)
Noncurrent operating lease liability	$23

13.	INCOME TAXES

Domestic and foreign components of loss before income taxes for the years ended June 30, 2022, 2021 and 2020 are as follows:

	For the year ended June 30,
	2022	2021	2020
Canada	$5,960	$2,928	$2,473
United States	3,969	1,462	1,528
Total	$9,929	$4,390	$4,001

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

The following table is a reconciliation of income taxes at statutory rates:

	For the year ended June 30,
	2022	2021	2020
Loss before income taxes	$9,929	$4,390	$4,001
Combined federal and provincial statutory income tax rate	27%	27%	27%
Income tax benefit at statutory tax rates	2,681	1,185	1,080
Foreign rate differential	(72)	(31)	(30)
Share based compensation	(462)	(212)	(41)
Change in estimates related to prior years	(440)	739	(4)
Accretion expense	(457)	-	-
Capital loss rate differential	(38)	182	-
Change in valuation allowance	(1,238)	(1,882)	(946)
Other	26	19	(59)
Income tax benefit	$-	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes are as follows:

	As of June 30,
	2022	2021
Deferred tax assets
Mineral interests	$9,477	$8,658
Net operating losses available for future periods	8,543	7,921
Capital losses available for future periods	420	643
Other	74	54
Total deferred tax assets	18,514	17,276
Valuation allowance	(18,514)	(17,276)
Net deferred tax assets	$-	$-

During the years ended June 30, 2022 and 2021, we identified errors in the recognition of capital losses related to realized mineral property write downs and foreign exchange gains and losses in Canada which resulted in changes to capital losses available for future periods, net operating loss carryforwards, and other of $(221), $nil and $(3), respectively, for fiscal year 2022 and $660, $61, and $30, respectively, for fiscal year 2021. These changes primarily related to adjustments to deferred tax assets recorded during fiscal year 2021. In addition, during the year ended June 30, 2022, we identified an error in the recognition of net operating losses related to disallowed interest expense for the prior year which resulted in a decrease to net operating loss carryforwards of $186. After evaluation and consideration of the full valuation allowance historically applied against total deferred tax assets, we determined that the impact of the adjustments was not material to the previously issued financial statements, nor are the out of period adjustments material to the estimated results for the year ended June 30, 2022 or 2021, respectively.

Changes in the valuation allowance are as follows:

	For the year ended June 30,
	2022	2021
Valuation allowance, beginning of year	$(17,276)	$(15,394)
Current year additions	(1,238)	(1,882)
Valuation allowance, end of year	$(18,514)	$(17,276)

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $18,514 at June 30, 2022, relates mainly to net operating loss carryforwards in Canada and mineral interests due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

The Company has the following cumulative net operating losses for Canadian and U.S. income tax purposes and these carryforwards will generally expire between 2026 and 2041. As a result of the Tax Cuts and Jobs Act of 2017, U.S. tax losses incurred for tax years commencing in 2018 have no expiration.

	As of June 30,
Jurisdiction	2022	2021
Canada	$29,967	$28,896
United States	2,460	2,179
Total	$32,427	$31,075

In addition, the Company has a Canadian capital loss carryforward of $3,456 as of June 30, 2022, which has no expiration date and can be used to offset future capital gains.

The Company had no unrecognized tax benefits as of June 30, 2022 or 2021. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these financial statements. The Company is subject to income tax in the U.S. federal jurisdiction and Canada. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

14.	FAIR VALUE MEASUREMENTS

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and included situations where there is little, if any, market activity for the instrument:

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,280	$5,280	$-	$-
Investment in equity securities	10	10	-	-
Total	$5,290	$5,290	$-	$-

Liabilities	$-	$-	$-	$-

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

	As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,317	$7,317	$-	$-
Investment in equity securities	16	16	-	-
Total	$7,333	$7,333	$-	$-

Liabilities	$-	$-	$-	$-

As discussed in Note 8, the Nordmin Note and Lind III Convertible Security were initially recorded at fair value, which represents a nonrecurring fair value measurement using a Level 3 input. These loans are privately held with no public market for this debt and therefore were initially classified as a Level 3 fair value measurement. The significant unobservable valuation inputs for the Nordmin Note and Lind III Convertible Security included an expected return of 7% and 21%, respectively.

At June 30, 2022, the estimated fair value if the Lind III Convertible Security was $2,166. At June 30, 2021, the estimated fair value of both the Lind III Convertible Security and the Nordmin Note approximated carrying value given that the instruments were issued in fiscal year 2021 and had short time periods until maturity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022.

 Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, our management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of June 30, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

(1)	The Consolidated Financial Statements, together with the reports thereon of BDO USA, LLP dated September 6, 2022, are included as part of Item 8, “Financial Statements and Supplementary Data,” commencing on page 49 above.

(a)	Exhibits

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.1(6)	Form of Subscription Agreement in respect of units of the Company issued in July 2017
4.4(17)	Subscription Agreement, dated as of December 18, 2020, between the Company and Nordmin Engineering Ltd.
4.2(17)	Form of Nordmin Note
4.3(17)	Form of Nordmin Warrant Certificate
4.5(19)	Convertible Security Funding Agreement, dated February 26, 2021, between the Company and Lind Global Asset Management III, LLC
4.5(19)	Form of Lind Warrant Certificate, in respect of Lind III Warrants
4.6(20)	Form of Subscription Agreement in respect of units of the Company issued in June 2022
4.6(23)	Amendment #1 to Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind Global Asset Management III, LLC
4.7(19)	Form of Lind Warrant Certificate, in respect of Lind III Warrants
4.8(20)	Form of Subscription Agreement in respect of units of the Company issued in May 2021
4.9(21)	Form of Warrant Certificate in respect of warrants issued in May 2021
4.10(21)	Non-Transferable Broker Warrant Certificate, dated May 10, 2021, in respect of non-transferable broker warrants issued to Research Capital Corporation
4.11(24)	Form of Subscription Agreement in respect of units of the Company issued in June 2022
4.12(24)	Form of Warrants in respect of warrants issued in June 2022
4.13	Non-Transferable Broker Warrant Certificate, dated June 30, 2022, in respect of non-transferable broker warrants issued to Research Capital Corporation
4.14	Non-Transferable Broker Warrant Certificate, dated June 30, 2022, in respect of non-transferable broker warrants issued to Red Cloud Securities, Inc.
4.15	Description of Securities
10.1#(8)	NioCorp Developments Ltd. Long Term Incentive Plan, effective as of November 9, 2017
10.2#(1)	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC

10.3#(14)	Amendment to Contract, dated September 1, 2019, between the Company and KMSmith, LLC
10.4#(14)	Contract Assignment and Novation Agreement, dated as of August 31, 2020, among the Company, KMSmith, LLC and 76 Resources, Inc.
10.5#	Contract Assignment and Novation Agreement, dated as of August 1, 2021, among the Company, 76 Resources, Inc. and 76 Resources, LLC
10.6(2)**	Offtake agreement, dated June 13, 2006, between the Company and CMC Cometals, a division of Commercial Metals Company
10.7(7)	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.8(14)**, ***	Woltemath 003J Amended and Restated Option to Purchase, dated January 4, 2017, among ECRC and Victor L. and Juanita E. Woltemath
10.9(14)**, ***	Woltemath 003J Extension to Option to Purchase, dated December 23, 2019, among ECRC and Victor L. and Juanita E. Woltemath
10.10(3)	Smith Credit Agreement
10.11(4)	Amending Agreement to Smith Credit Agreement, dated March 20, 2017, between the Company and Mark Smith
10.12(9)	Amending Agreement to Smith Credit Agreement, dated April 6, 2018, between the Company and Mark Smith
10.13(10)	Amending Agreement to Smith Credit Agreement, dated May 31, 2019, between the Company and Mark Smith
10.14(11)	Amending Agreement to Smith Credit Agreement, dated January 17, 2020, between the Company and Mark Smith
10.15(12)	Amending Agreement to Smith Credit Agreement, dated April 3, 2020, between the Company and Mark Smith
10.16(13)	Amending Agreement to Smith Credit Agreement, dated June 10, 2020, between the Company and Mark Smith
10.17(16)	Amending Agreement to Smith Credit Agreement, dated December 14, 2020, between the Company and Mark Smith
10.18(22)	Amending Agreement to Smith Credit Agreement, dated December 13, 2021, between the Company and Mark Smith
10.19(24)	Amending Agreement to Smith Credit Agreement, dated June 29, 2022, between the Company and Mark Smith
10.20(5)	Security Agreement, dated June 17, 2015, from the Company to Mark Smith
10.21(15)	NioCorp Developments Ltd. Long Term Incentive Plan, as amended
21.1(1)	Subsidiaries of NioCorp Developments Ltd.
23.1	Consent of BDO USA, LLP
23.2	Consent of Dahrouge Geological Consulting USA Ltd.
23.3	Consent of Understood Mineral Resources Ltd.
23.4	Consent of Optimize Group Inc.
23.5	Consent of Tetra Tech
23.6	Consent of Adrian Brown Consultants Inc.
23.7	Consent of Magemi Mining Inc.
23.8	Consent of L3 Process Development
23.9	Consent of Olsson
23.10	Consent of A2GC
23.11	Consent of Metallurgy Concept Solutions
23.12	Consent of Scott Honan, M.Sc., SME-RM, NioCorp
23.13	Consent of Everett Bird, P.E., Cementation
23.14	Consent of Matt Hales, P.E., Cementation
23.15	Consent of Mahmood Khwaja, P.E., CDM Smith
23.16	Consent of Martin Lepage, P.Eng., Ing., Cementation
23.17	Consent of Wynand Marx, M.Eng., BBE Consulting
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	S-K 1300 Elk Creek Technical Report Summary
101.INS(25)	XBRL Instance Document
101.SCH(25)	XBRL Taxonomy Extension – Schema
101.CAL(25)	XBRL Taxonomy Extension – Calculations
101.DEF(25)	XBRL Taxonomy Extension – Definitions
101.LAB(25)	XBRL Taxonomy Extension – Labels
101.PRE(25)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement or agreement.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

***	Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-213451) filed with the SEC on September 2, 2016 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 20, 2017 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on March 24, 2017 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-217272) filed with the SEC on April 12, 2017 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on August 1, 2017 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on August 29, 2017 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 13, 2017 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 9, 2018 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 5, 2019 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 17, 2020 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 3, 2020 and incorporated herein by reference

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 10, 2020 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 16, 2020 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 6, 2020 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on December 14, 2020 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on December 18, 2020 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 25, 2021 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 17, 2021 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on May 12, 2021 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-257195) filed with the SEC on June 21, 2021 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on December 13, 2021 and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Company’s Current Report on Form 10-Q (File No. 000-55710) filed with the SEC on February 4, 2022 and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 30, 2022 and incorporated herein by reference.

(25)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2022 and June 30, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2022, 2021 and 2020, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2022, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity for the years ended June 30, 2022, 2021 and 2020, (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/Neal Shah
Neal Shah Chief Financial Officer

September 6, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 6, 2022.

Signature	Title
/s/ Mark A. Smith	President, Chief Executive Officer (Principal
Mark A. Smith	Executive Officer and Authorized U.S. Representative)
and Chairman of the Board of Directors

/s/ Neal Shah	Chief Financial Officer (Principal Financial and
Neal Shah	Accounting Officer)

/s/ Michael Morris	Director
Michael Morris

/s/ David C. Beling	Director
David C. Beling

/s/ Anna Castner Wightman	Director
Anna Castner Wightman

/s/ Nilsa Guerrero-Mahon	Director
Nilsa Guerrero-Mahon

/s/ Fernanda Fenga	Director
Fernanda Fenga

/s/ Peter Oliver	Director
Peter Oliver