Form 10-K/A
period 2022-06-30
NIOCORP DEVELOPMENTS LTD
filed 2022-10-31
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

NioCorp Developments Ltd. (“the Company”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, with the U.S. Securities and Exchange Commission (“SEC”) on September 6, 2022 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) is being filed to restate (the “Restatement”) certain information in the Company’s previously issued consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021 and March 31, 2022 (collectively, the “Affected Periods”).

Background of Restatement

On October 18, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, in consultation with the Company’s management, concluded that the Company’s previously issued consolidated financial statements with respect to the Affected Periods contained an error related to the accounting for the unamortized deferred financing costs and debt discounts upon extinguishments of debt related to debt conversions. As a result of this error, the Audit Committee determined that the Company’s consolidated financial statements for the Affected Periods should not be relied upon and should be restated by adjusting interest expense recognized in each of the Affected Periods. Any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company’s previously issued consolidated financial statements and other related financial information covering the Affected Periods should no longer be relied upon.

The identification of the need for the restatement arose out of the Company’s normal quarterly close and review procedures for the quarter ended September 30, 2022. Pursuant to these procedures, the Audit Committee, in consultation with the Company’s management, assessed the Company’s accounting policies, as well as the presentation and accounting for the amortization of debt discounts and deferred financing costs, and concluded that the Company should have expensed a proportionate amount of the debt discounts and deferred financing costs at the time of each conversion of the Company’s outstanding convertible debt security.

The change in the timing of expensing debt discounts and unamortized deferred financing costs upon extinguishments of debt related to debt conversions affects interest expense in the Company’s consolidated statements of operations and comprehensive loss.

This correction to the Company’s consolidated statements of operations and comprehensive loss also impacts the Company’s consolidated balance sheets, consolidated statements of shareholders’ equity, and certain notes to the consolidated financial statements, as well as management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q covering the Affected Periods. This correction does not impact the consolidated statements of cash flows besides offsetting adjustments between net loss, accretion of convertible debt, and foreign exchange (gain) loss within the cash flows from operating activities section.

See Note 2 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information regarding this correction and the background of the Restatement.

Internal Control Considerations

The Company’s management has concluded that the Company had a material weakness in its internal control over financial reporting during the Affected Periods relating to the error described above. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal control over financial reporting, and material weakness identified, refer to Part II, Item 9A., “Controls and Procedures.”

Items Amended in this Amendment

This Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the Restatement and the related internal control considerations. Accordingly, the following items included in the Original Form 10-K have been amended, as appropriate, to reflect the Restatement and the related internal control considerations:

●	Part I, Item 1A, “Risk Factors”;

●	Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	Part II, Item 8, “Financial Statements and Supplementary Data”;

●	Part II, Item 9A, “Controls and Procedures”; and

●	Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K was filed and does not modify or update the disclosures therein, except to reflect the effects of the Restatement. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

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

i

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

indicated mineral resource	That part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.
inferred mineral resource	That part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

measured mineral resource	That part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
mineral reserve	An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.
mineral resource	A concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
modifying factors	The factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. A qualified person must apply and evaluate modifying factors to convert measured and indicated mineral resources to proven and probable mineral reserves. These factors include, but are not restricted to: mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.
probable mineral reserve	The economically mineable part of an indicated and, in some cases, a measured mineral resource
production stage issuer	An issuer that is engaged in material extraction of mineral reserves on at least one material property
production stage property	A property with material extraction of mineral reserves
proven mineral reserve	The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource

v

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

Note 1 to Paragraph (1) of the Definition of Relevant Experience: It is not always necessary for a person to have five years’ experience in each and every type of deposit in order to be an eligible qualified person if that person has relevant experience in similar deposit types. For example, a person with 20 years' experience in estimating mineral resources for a variety of metalliferous hard-rock deposit types may not require as much as five years of specific experience in porphyry-copper deposits to act as a qualified person. Relevant experience in the other deposit types could count towards the experience in relation to porphyry-copper deposits.

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

Risks Related to Our Business:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to our history of losses;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to a disruption in, or failure of, our information technology (“IT”) systems, including those related to cybersecurity;
●	risks related to equipment and supply shortages;
●	risks related to current and future offtake agreements, joint ventures, and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the effects of the COVID-19 pandemic or other global health crises on our business plans, financial condition and liquidity; and
●	risks related to the ability to enforce judgment against certain of our directors.

Risks Related to Mining and Exploration:

●	risks related to estimates of mineral resources and reserves;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to the establishment of a reserve and resource for REEs and the development of a viable recovery process for REEs;
●	risks related to the estimation of mineral resources and mineral reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to competition in the mining industry;
●	risks related to the management of the water balance at our Elk Creek Project;
●	risks related to claims on the title to our properties;
●	risks related to potential future litigation; and
●	risks related to our lack of insurance covering all our operations.

Risks Related to Government Regulations:

●	risks related to our ability to obtain or renew permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to changes in federal and/or state laws that may significantly affect the mining industry;
●	risks related to the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; and
●	risks related to land reclamation requirements.

Risks Related to Our Debt:

●	risks related to covenants contained in agreements with our secured creditors that may affect our assets; and
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing.

Risks Related to Our Common Shares:

●	risks related to qualifying as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended; and
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules.

New Risks in this Form 10-K/A

●	risks related to the restatement of our consolidated financial statements with respect to the Affected Periods and the impact of such restatement on our future financial statements and other financial measures; and
●	risks related to the material weakness in our internal control over financial reporting, our efforts to remediate such material weakness and the timing of remediation.

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

As of June 30, 2022, the Company had cash of $5.3 million and working capital of $0.6 million, compared to cash of $7.3 million and working capital of $3.4 million on June 30, 2021.

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

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred the following losses from operations during each of the following periods:

●	$10,887 for the year ended June 30, 2022;

●	$4,824 for the year ended June 30, 2021; and

●	$4,001 for the year ended June 30, 2020.

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

New Risk Factors in this Form 10-K/A

The Company recently identified a material weakness in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of the Common Shares.

Subsequent to the filing of the Original Form 10-K, management identified a material weakness in its internal control over financial reporting relating to its control over the consideration of all related relevant accounting guidance for non-routine transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item 9A. Controls and Procedures of this Form 10-K/A, the Company’s management has re-evaluated its assessment of the effectiveness of internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective as of June 30, 2022.

The Company is committed to remediating its material weakness as promptly as possible. Management is in the process of implementing its remediation plan. However, there can be no assurance as to when the material weakness will be remediated or that additional material weaknesses will not arise in the future. If the Company is unable to maintain effective internal control over financial reporting, its ability to record, process and report financial information timely and accurately could be adversely affected, which could subject the Company to litigation or investigations, require management resources, increase costs, negatively affect investor confidence and adversely impact the trading price of the Common Shares.

We may face litigation and other risks as a result of the Restatement and the material weakness in our internal control over financial reporting.

As part of the Restatement, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the Restatement and other matters raised or that may in the future be raised by the SEC or the Canadian securities regulators, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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
Totals may not sum due to rounding.

1 The term “EBITDA” refers to earnings before interest, taxes depreciation and amortization. See “Non-GAAP Financial Performance Measures” below for a discussion of the use of non-GAAP financial measures.

Capital Cost Estimates Included in the 2022 Elk Creek Feasibility Study

The following table shows the breakout in LoM initial capital and sustaining capital cost estimates (excluding closure and reclamation of $44 million), which total $1,562 million. This includes a total initial capital cost of $1,141 million, including a 10% contingency.

	($000,000)
Description	Initial	Sustaining	Total
Capitalized Preproduction Expenses	$77	$-	$77
Site Preparation and Infrastructure	41	15	56
Processing Plant	367	96	464
Water Management and Treatment	74	24	97
Mining Infrastructure	257	198	455
Tailings Management	21	79	100
Site Wide Indirects	7	-	7
Processing Indirects	96	-	96
Mining Indirects	41	-	41
Commissioning	15	-	15
Owner's Costs	34	-	34
Mine Water Management Indirects	9	-	9
Contingency	102	9	111
Total Capital Costs	$1,141	$422	$1,562
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

Elk Creek Project In Situ Mineral Resource Estimate (rare earth oxides) excluding reserves as of June 30, 2022

Class	NSR Cut-off	Tonnage (Mt)

Indicated	US$180	151.7	La2O3 (%)	La2O3 (kt)	Ce2O3 (%)	Ce2O3 (kt)	Pr2O3 (%)	Pr2O3 (kt)
			0.0766	116.2	0.1320	200.2	0.0140	21.3
			Nd2O3 (%)	Nd2O3 (kt)	Sm2O3 (%)	Sm2O3 (kt)	Eu2O3 (%)	Eu2O3 (kt)
			0.0511	77.5	0.0116	17.6	0.0040	6.0
			Gd2O3 (%)	Gd2O3 (kt)	Tb2O3 (%)	Tb2O3 (kt)	Dy2O3 (%)	Dy2O3 (kt)
			0.0096	14.6	0.0011	1.6	0.0044	6.7
			Ho2O3 (%)	Ho2O3 (kt)	Er2O3 (%)	Er2O3 (kt)	Tm2O3(%)	Tm2O3 (kt)
			0.0006	1.0	0.0015	2.2	0.0002	0.3
			Yb2O3 (%)	Yb2O3 (kt)	Lu2O3 (%)	Lu2O3 (kt)	Y2O3 (%)	Y2O3 (kt)
			0.0010	1.5	0.0001	0.2	0.0187	28.4
			LREO (%)	LREO (kt)	HREO (%)	HREO (kt)	TREO (%)	TREO (kt)
			0.2737	415.2	0.0528	80.0	0.3265	495.2
Inferred	US$180	108.3	La2O3 (%)	La2O3 (kt)	Ce2O3 (%)	Ce2O3 (kt)	Pr2O3 (%)	Pr2O3 (kt)
			0.0943	102.1	0.1576	170.6	0.0163	17.7
			Nd2O3 (%)	Nd2O3 (kt)	Sm2O3 (%)	Sm2O3 (kt)	Eu2O3 (%)	Eu2O3 (kt)
			0.0575	62.2	0.0116	12.6	0.0038	4.1
			Gd2O3 (%)	Gd2O3 (kt)	Tb2O3 (%)	Tb2O3 (kt)	Dy2O3 (%)	Dy2O3 (kt)
			0.0090	9.8	0.0010	1.1	0.0042	4.6
			Ho2O3 (%)	Ho2O3 (kt)	Er2O3 (%)	Er2O3 (kt)	Tm2O3(%)	Tm2O3 (kt)
			0.0006	0.7	0.0014	1.5	0.0002	0.2
			Yb2O3 (%)	Yb2O3 (kt)	Lu2O3 (%)	Lu2O3 (kt)	Y2O3 (%)	Y2O3 (kt)
			0.0010	1.1	0.0001	0.1	0.0182	19.7
			LREO (%)	LREO (kt)	HREO (%)	HREO (kt)	TREO (%)	TREO (kt)
			0.3257	352.6	0.0512	55.5	0.3769	408.1

Notes:

a.	Classification of mineral resources in the above tables is in accordance with the S-K 1300 classification system. Mineral resources in this table are reported exclusive of mineral reserves.

b.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

c.	The mineral resources are reported at a Diluted Net Smelter Return (NSR) Cut-off of US$180/tonne.

d.	The diluted NSR is defined as:

●	Diluted NSR (US$) =	Revenue per block Nb2O5 (diluted) + Revenue per block TiO2 (diluted) + Revenue per block Sc (diluted)
Diluted tonnes per block

●	The diluted revenue from Nb2O5, TiO2, and Sc per block used the following factors:

●	Nb2O5 Revenue: a 94% grade recovery, a 0.696 factor to convert Nb2O5 to Nb, 82.36% assumption for plant recovery, and a US$39.60 selling price per kg of ferroniobium as of June 30, 2022.

●	TiO2 Revenue: a 94% grade recovery, a 40.31% assumption for plant recovery, and an US$0.88 kg selling price per kg of titanium oxide as of June 30, 2022.

●	Sc Revenue: a 94% grade recovery, a 1.534 factor to convert Sc to Sc2O3, 93.14% assumption for plant recovery, and a US$3,675 selling price per kg of scandium oxide as of June 30, 2022.

●	The diluted tonnes are a 6% increase in the total tonnes of the block.

e.	Price assumptions for FeNb, Sc2O3, and TiO2 as shown in note d, above, are based upon independent market analyses for each product.

f.	Numbers may not sum due to rounding. The rounding is not considered to be material.

g.	Rare Earth Oxides (REO) were evaluated as a potential by-product to the mining of niobium, titanium, and scandium; thus, the estimated values of the REOs are reported using the previously determined diluted NSR as derived from the Nb2O5, TiO2, and Sc mineral resources and are assigned a price of $0

h.	The stated Light Rare Earth Oxides (LREO) grade (%) is the summation of La2O3 (%), Ce2O3 (%), Pr2O3 (%), and Nd2O3 (%) estimates.

i.	The stated Heavy Rare Earth Oxides (HREO) grade (%) is the summation of Sm2O3 (%), Eu2O3 (%), Gd2O3 (%), Tb2O3 (%), Dy2O3 (%), Ho2O3 (%), Er2O3 (%), Tm2O3 (%), Yb2O3 (%), Lu2O3 (%), and Y2O3 (%) estimates.

j.	The stated Total Rare Earth Oxide (TREO) grade (%) is the summation of LREO (%) and HREO (%).

k.	The effective date of the mineral resource, including by-products, is June 30, 2022.

Elk Creek Project Underground In Situ Mineral Reserves Estimate for Elk Creek

as of June 30, 2022

Classification	Tonnage (kt)	Nb2O5 Grade (%)	Contained Nb2O5 (t)	Payable Nb (t)	TiO2 Grade (%)	Contained TiO2 (t)	Payable TiO2 (t)	Sc Grade (ppm)	Contained Sc (t)	Payable Sc2O3 (t)
Proven	-	-	-	-	-	-	-	-	-	-
Probable	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677
Total	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677

All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

●	The Qualified Person for the mineral reserve estimate is Optimize Group Inc. The estimate has an effective date of June 30, 2022.

●	The mineral reserve is based on the mine design, mine plan, and cash-flow model utilizing an average cut-off grade of 0.679% Nb2O5 with an NSR of US$180/mt.

●	The estimate of mineral reserves may be materially affected by metal prices, environmental, permitting, legal, title, taxation, socio-political, marketing, infrastructure development, or other relevant issues.

●	The economic assumptions used to define mineral reserve cut-off grade are as follows:

○	Annual life of mine (LOM) production rate of ~7,450 tonnes of FeNb/annum during the years of full production.

○	Initial elevated five-year production rate ~ 7,500 tonnes of FeNb/annum when full production is reached.

○	Mining dilution of ~6% was applied to all stopes and development, based on 3% for the primary stopes, 9% for the secondary stopes, and 5% for ore development.

○	Mining recoveries of 95% were applied in longhole stopes and 62.5% in sill pillar stopes.

Parameter	Value	Unit
Mining Cost	42.38	US$/t mined
Processing	106.70	US$/t mined
Water Management and Infrastructure	16.62	US$/t mined
Tailings Management	2.01	US$/t mined
Other Infrastructure	5.47	US$/t mined
General and Administrative	8.91	US$/t mined
Royalties/Annual Bond Premium	8.34	US$/t mined
Other Costs	6.29	US$/t mined
Total Cost	196.72	US$/t mined
Nb2O5 to Niobium Conversion	69.60%
Niobium Process Recovery	82.36%
Niobium Price	39.60	US$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	US$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 Conversion	153.40%
Sc Price	3,675.00	US$/kg

●	Price assumptions are as follows: FeNb US$39.60/kg Nb, Sc2O3 US$3,675/kg, and TiO2 US$0.88/kg. Price assumptions are based upon independent market analyses for each product as of June 30, 2022.

●	Price and cost assumptions are based on the pricing of products at the “mine-gate,” with no additional down-stream costs required. The assumed products are ferroniobium (metallic alloy shots consisting of 65%Nb and 35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.

●	The mineral reserve has an average LOM NSR of US$563.06/tonne.

●	Optimize Group has provided detailed estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by 3rd party Qualified Persons).

●	Mineral reserve effective date is June 30, 2022. The financial model was run after the estimate of the NSR above, which reflects a total cost per tonne of US$196.72 versus US$189.91. This is not considered a material change.

●	Price variances for commodities are based on independent market studies versus earlier projected pricing. The independent market studies do not have a negative effect on the reserve.

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

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of NioCorp and subsidiaries. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Annual Report on Form 10-K/A.

Restatement of Previously Issued Financial Statements

This MD&A has been amended and restated to give effect to the restatement of our consolidated financial statements, as more fully described in Note 2 to the Consolidated Financial Statements entitled “Restatement of Previously Issued Consolidated Financial Statements.” For further detail regarding the Restatement, see “Explanatory Note” and Item 9A, “Controls and Procedures.”

Summary of Consolidated Financial and Operating Performance

	For the year ended June 30,
	2022 (As Restated)[1]	2021 (As Restated)[1]	2020
	($000)
Operating expenses	$7,796	$4,092	$3,432
Net loss	10,887	4,824	4,001
Net loss per share (basic and diluted)	0.04	0.02	0.02

1.	See Note 2, “Restatement,” to the Consolidated Financial Statements for discussion regarding the impacts of the Restatement.

The Company’s net loss increased to $10.9 million for fiscal year 2022 from $4.8 million for fiscal year 2021. This increased net loss in fiscal year 2022 as compared to fiscal year 2021 is primarily due to increased exploration expenditures associated with process development costs and rare earth review costs, as well increased non-cash costs of our fiscal year 2022 Option grants, which were fully vested and expensed on the grant dates, and increased loss on partial debt extinguishment from debt conversions reported as interest expense.

The Company’s net loss increased to $4.8 million for fiscal 2021 from $4.0 million for fiscal 2020. This increased net loss in 2021 as compared to 2020 is primarily due to non-cash 2021 Option grants, which were fully vested and expensed on the grant dates, and increased loss on partial debt extinguishment from debt conversions reported as interest expense, partially offset by foreign exchange gains.

The Company had no revenues during the fiscal years presented below. Operating expenses incurred related primarily to performing exploration and feasibility study related activities, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

Results of Operations

	For the year ended June 30,
	2022 (As Restated)[1]	2021 (As Restated)[1]	2020
	($000)
Operating expenses:
Employee related costs	$2,150	$1,655	$1,376
Professional fees	684	386	327
Exploration expenditures	3,309	1,056	1,201
Other operating expenses	1,653	995	528
Total operating expenses	7,796	4,092	3,432

Other income	-	(208)	-
Loss on extinguishment	-	163	-
Change in financial instrument fair value	-	(32)	38
Foreign exchange loss (gain)	258	(725)	179
Interest expense	2,827	1,543	354
Loss (gain) on equity securities	6	(9)	(2)
Income tax benefit	-	-	-
Net Loss	$10,887	$4,824	$4,001

1.	See Note 2, “Restatement,” to the Consolidated Financial Statements for discussion regarding the impacts of the Restatement.

Fiscal Year 2022 as Compared to Fiscal Year 2021

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

Foreign exchange (gain) loss is primarily due to changes in the U.S. dollar against the Canadian dollar rate as applied to U.S. dollar-denominated debt instruments, which are carried on the Canadian parent company books, and the fiscal year 2022 loss reflected the impacts of a strengthened U.S. dollar to Canadian dollar, whereas the fiscal year 2021 gain primarily reflects the impact of a weakened U.S. dollar.

Interest expense increased in fiscal year 2022 as compared to fiscal year 2021 primarily due to the accretion of the Nordmin Note, which was issued in December 2020, as well as accretion of the Lind III Convertible Security, which was issued in February 2021.

Fiscal Year 2021 as Compared to Fiscal Year 2020

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

Other significant items impacting the change in the Company’s net loss are noted below:

Foreign exchange (gain) loss is primarily due to changes in the U.S. dollar against the Canadian dollar and the fiscal 2021 gain primarily reflects the impact of a strengthened Canadian dollar as applied to U.S. dollar-denominated debt instruments, which are carried on the Canadian parent company books. Foreign exchange loss during fiscal 2020 reflected the impacts of a strengthened U.S. dollar to Canadian dollar rate.

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

As of June 30, 2022, the Company had cash of $5.3 million and working capital of $0.6 million, compared to cash of $7.3 million and working capital of $3.4 million on June 30, 2021. The decline in working capital surplus for fiscal year 2022 is due to the timing of cash inflows from financing activities and warrant exercises, as discussed below under “Financing Activities,” and was partially offset by exploration-related expenditures and general corporate overhead expenditures.

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

Operating Activities

During the year ended June 30, 2022, the Company’s operating activities consumed $6.2 million of cash (2021: $4.7 million and 2020: $3.0 million). The cash used in operating activities for fiscal year 2022 reflects the Company’s funding of losses of $10.9 million, partially offset by non-cash adjustments and changes in working capital items. Overall, fiscal year 2022 operational outflows were higher than fiscal year 2021 due primarily to increased exploration expenditures. Fiscal year 2021 operational outflows were higher than fiscal year 2020 due primarily to the reduction of outstanding accounts payable balances during fiscal year 2021. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

During the year ended June 30, 2022, the Company’s investing activities consumed $16 of cash (2021: $6.3 million and 2020: nil). The cash used in investing activities for fiscal year 2021 reflects the Company’s purchase of the land and mineral rights discussed above under Part I., Item 2, “Properties - Other Elk Creek Project Activities.”

Financing Activities

Net cash provided by financing activities was $4.3 million in fiscal year 2022 (2021: $18.1 million and 2020: $3.0 million). This decrease in financing inflows primarily reflect the timing of cash inflows from the Lind III Agreement, private placements, and warrant exercises during the respective fiscal years.

The following is a discussion of significant financing transactions for fiscal year 2022:

●	On June 30, 2022, the Company closed a non-brokered private placement (the “June 2022 Private Placement”) of units (the “Units”) of the Company. A total of 4,981,035 Units were issued at a price per 2022 Unit of C$0.96, for total gross proceeds to the Company of approximately C$4.8 million. Each Unit consists of one Common Share and one common share purchase warrant (“June 2022 Warrant”). Each June 2022 Warrant entitles the holder to acquire one Common Share at a price of C$1.10 at any time prior to July 1, 2024. Proceeds of the June 2022 Private Placement will be used for continued advancement of the Company’s Elk Creek Critical Minerals Project and for working capital and general corporate purposes. The Company paid cash commissions of C$62and 65,100 warrants (the “Finder Warrants”), having the same terms as the June 2022 Warrants, to finders outside of the United States. The Finder Warrants were valued at C$18 using a risk-free rate of 3.2%, expected volatility of 64% and expected life of two years.

●	On July 23, 2021, the Company repaid $358 to Mr. Smith, representing a partial principal repayment of $318 on the Smith Credit Agreement plus accrued interest.

The following is a discussion of significant financing transactions for fiscal year 2021:

●	On February 19, 2021, the Company issued the Lind III Convertible Security pursuant to the Lind III Agreement. The Lind III Convertible Security has a face value of $11.7 million (representing $10.0 million in funding plus an closed an implied 8.5% interest rate per annum for the term of the Lind III Convertible Security). After deducting a $350,000 commitment fee as set forth in the Lind III Agreement, NioCorp received net proceeds of $9.7 million from the funding of the Lind III Convertible Security. The Company used the proceeds from the funding of the Lind III Convertible Security to pay the exercise price under the Option Agreement, as discussed above under Part I., Item 2 “Properties—Other Elk Creek Project Activities,” as well as for general corporate purposes.

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

Pursuant to the Lind III Agreement, Lind III is entitled to convert the Lind III Convertible Security into Common Shares in monthly installments over its term at a price per Common Share equal to 85% of the volume-weighted average price Common Shares on the TSX for the five trading days immediately preceding to the date on which Lind III provides notice to the Company of its election to convert. Subject to certain exceptions, the Lind III Agreement contains restrictions on how much of the Lind III Convertible Security may be converted in any particular month. The Lind III Agreement also provides NioCorp with the option to buy back the remaining face amount of the Lind III Convertible Security in cash at any time; provided that, if the Company exercises such option, Lind III will have the option to convert up to 33.33% of the remaining face amount into Common Shares at the price described above. In addition, Lind III is entitled to accelerate its conversion right to the full amount of the face value of the Lind III Convertible Security or demand repayment thereof in cash upon the occurrence of an event of default and other designated events described in the Lind III Agreement.

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

Debt Covenants

The Lind III Convertible Security contains financial and non-financial covenants customary for a facility of this size and nature, and includes a financial covenant defining an event of default as all present and future liabilities of the Company or any of its subsidiaries, exclusive of related party loans, for an amount or amounts exceeding C$2.0 million, and which have not been satisfied on time or within 90 days of invoice, or have become prematurely payable as a result of its default or breach. In addition, The Smith Credit Agreement contains financial and non-financial covenants customary for a facility of its size and nature. The Company was in compliance with these covenants as of June 30, 2022 and 2021.

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

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 4 to the Consolidated Financial Statements.

Critical Accounting Estimates and Recent Accounting Pronouncements

Our significant accounting policies are described in Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A. As described in Note 4, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Many of the inputs into our estimation process are subjective and are subject to uncertainty over time and therefore, actual results may differ significantly from our estimates. Note 4 also discloses recent accounting pronouncements applicable to the Company.

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

Restatement to Correct Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2022 and 2021 financial statements have been restated to correct misstatements.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has an accumulated deficit and suffered recurring losses without any current revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

September 6, 2022, except as to the effects of the restatement discussed in Note 2, which is dated October 31, 2022

NioCorp Developments Ltd.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data)

		As of June 30,
	Note	2022	2021
		As Restated (a)	As Restated (a)
ASSETS
Current
Cash		$5,280	$7,317
Prepaid expenses and other		402	24
Total current assets		5,682	7,341
Non-current
Deposits		35	35
Investment in equity securities		10	16
Right-of-use assets	13	94	156
Land and buildings, net	7	850	837
Mineral properties	6	16,085	16,085
Total assets		$22,756	$24,470

LIABILITIES
Current
Accounts payable and accrued liabilities	8	$817	$408
Related party loan	11	2,000	2,318
Convertible debt, current portion	9	2,169	1,123
Operating lease liability	13	82	69
Total current liabilities		5,068	3,918
Non-current
Convertible debt, net of current	9	-	7,234
Operating lease liability	13	23	105
Total liabilities		5,091	11,257
Commitments and contingencies	4i, 13
SHAREHOLDERS' EQUITY
Common stock, no par value, unlimited shares authorized; shares outstanding: 276,670,606 at June 30, 2022 and 256,379,931 at June 30, 2021	10	129,055	113,882
Accumulated deficit		(110,397)	(99,510)
Accumulated other comprehensive loss		(993)	(1,159)
Total shareholders’ equity		17,665	13,213
Total liabilities and equity		$22,756	$24,470

(a)	Amounts are restated. See Note 2 for more information.

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data)

		For the year ended June 30,
	Note	2022	2021	2020
		As Restated (a)	As Restated (a)
Operating expenses
Employee related costs		$2,150	$1,655	$1,376
Professional fees		684	386	327
Exploration expenditures	12	3,309	1,056	1,201
Other operating expenses		1,653	995	528
Total operating expenses		7,796	4,092	3,432
Change in financial instrument fair value		-	(32)	38
Other income		-	(208)	-
Loss on debt extinguishment	9	-	163	-
Foreign exchange loss (gain)		258	(725)	179
Interest expense		2,827	1,543	354
Loss (gain) on equity securities		6	(9)	(2)
Loss before income taxes		10,887	4,824	4,001
Income tax benefit	14	-	-	-
Net loss		$10,887	$4,824	$4,001

Other comprehensive loss:
Net loss		$10,887	$4,824	$4,001
Other comprehensive (gain) loss:
Reporting currency translation		(166)	804	(171)
Total comprehensive loss		$10,721	$5,628	$3,830

Loss per common share, basic and diluted		$0.04	$0.02	$0.02

Weighted average common shares outstanding		263,737,227	241,967,116	234,610,126

(a)	Amounts are restated. See Note 2 for more information.

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

	For the year ended June 30,
	2022	2021	2020
	As Restated (a)	As Restated (a)
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(10,887)	$(4,824)	$(4,001)
Adjustments for:
Noncash lease activity	(7)	30	-
Change in financial instrument fair value	-	(32)	38
Depreciation	3	-	-
Unrealized loss (gain) on equity securities	6	(9)	(2)
Accretion of convertible debt	2,619	1,100	-
Foreign exchange loss (gain)	329	(661)	144
Gain on debt forgiveness	-	(196)	-
Loss on debt extinguishment	-	163	-
Share-based compensation	1,745	797	153
Total	(6,192)	(3,632)	(3,668)
Change in working capital items:
Prepaid expenses	(377)	9	40
Accounts payable and accrued liabilities	419	(1,103)	579
Net cash used in operating activities	(6,150)	(4,726)	(3,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	-	(5,468)	-
Acquisition of land and buildings	(16)	(837)	-
Net cash used in investing activities	(16)	(6,305)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	4,737	10,677	470
Share issue costs	(118)	(174)	-
Issuance of convertible debt, net of costs	-	9,477	-
Loan repayments	-	(406)	-
Related party debt draws	-	-	2,338
Related party debt repayments	(318)	(1,500)	-
Long term debt funding	-	-	196
Net cash provided by financing activities	4,301	18,074	3,004
Exchange rate effect on cash and cash equivalents	(172)	(33)	(5)
Change in cash and cash equivalents during period	(2,037)	7,010	(50)
Cash and cash equivalents, beginning of period	7,317	307	357

Cash and cash equivalents, end of period	$5,280	$7,317	$307

Supplemental cash flow information:
Amounts paid for interest	$252	$873	$64
Amounts paid for income taxes	-	-	-
Non-cash investing and financing transactions:
Conversion of debt for common shares	$8,807	$3,106	$980
Recognition of operating lease liabilities	-	231	-
Derecognition of operating lease liabilities	-	(22)	-
Accounts payable to note conversion	-	1,640	406
Value of warrants issued	-	1,795	-

(a)	Amounts are restated. See Note 2 for more information.

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Deficit	Accumulated other comprehensive income	Total
Balance, July 1, 2019	232,496,215	$96,063	$(90,685)	$(526)	$4,852
Exercise of warrants	664,549	338	-	-	338
Exercise of options	320,500	148	-	-	148
Debt conversions	2,444,420	980	-	-	980
Share-based compensation	-	153	-	-	153
Reporting currency presentation	-	-	-	171	171
Loss for the year	-	-	(4,001)	-	(4,001)
Balance, June 30, 2020	235,925,684	$97,682	$(94,686)	$(355)	$2,641
Exercise of warrants	9,106,283	5,338	-	-	5,338
Exercise of options	2,952,296	215	-	-	215
Fair value of warrants granted	-	1,795	-	-	1,795
Private placement – May 2021	4,334,157	5,124	-	-	5,124
Debt conversions	4,061,511	3,106	-	-	3,106
Share issuance costs	-	(175)	-	-	(175)
Share-based compensation	-	797	-	-	797
Reporting currency presentation	-	-	-	(804)	(804)
Loss for the year	-	-	(4,824)	-	(4,824)
Balance, June 30, 2021 As Restated (a)	256,379,931	$113,882	$(99,510)	$(1,159)	$13,213
Exercise of warrants	871,750	543	-	-	543
Exercise of options	2,051,533	483	-	-	483
Fair value of warrants granted	-	14	-	-	14
Private placement – June 2022	4,981,035	3,711	-	-	3,711
Debt conversions	12,386,357	8,807	-	-	8,807
Share issuance costs	-	(130)	-	-	(130)
Share-based compensation	-	1,745	-	-	1,745
Reporting currency presentation	-	-	-	166	166
Loss for the year	-	-	(10,887)	-	(10,887)
Balance, June 30, 2022 As Restated (a)	276,670,606	$129,055	$(110,397)	$(993)	$17,665

(a)	Amounts are restated. See Note 2 for more information.

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

2.	RESTATEMENT

The Company previously issued a convertible debt security (the “Lind III Convertible Security”) pursuant to a definitive convertible security funding agreement, dated February 16, 2021 (the “Lind III Agreement”), between the Company and Lind Global Asset Management III, LLC (“Lind III”). Pursuant to the Lind III Agreement, Lind III is entitled to convert the Lind III Convertible Security into common shares, without par value, of the Company (“Common Shares”) in monthly installments over its term at a price per Common Share equal to 85% of the volume-weighted average price per Common Share on the Toronto Stock Exchange for the five trading days immediately preceding the date on which Lind III provides notice to the Company of its election to convert a portion thereof. Each conversion of a portion of the Lind III Convertible Security into Common Shares results in a partial extinguishment of the debt, for which a proportionate amount of the related debt discounts and deferred financing costs should have been recognized as a loss on extinguishment. The Company originally accounted for the unamortized debt discounts and deferred financing costs using a “prospective approach.” Under this “prospective approach,” upon conversion of a portion of the Lind III Convertible Security, a new effective interest rate was computed based on the post-conversion carrying value of the Lind III Convertible Security and the revised estimated remaining cash flows. Using this “prospective approach,” changes in amortization of debt discounts and deferred financing costs were included in future interest expense on a prospective basis.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

The change in the timing of expensing debt discounts and unamortized deferred financing costs upon extinguishments of debt related to debt conversions is a non-cash item that affects the timing of recognition, but not the total amount of expense to be recognized over the life of the convertible debt instrument. The loss on extinguishment is included in accretion and amortization expense for convertible debt, which is disclosed as a part of interest expense in the Company’s consolidated statements of operations and comprehensive loss and is not included as a component of operating costs. The net loss restatement impacts include minor adjustments to account for foreign exchange impacts, as the U.S. dollar-denominated Lind III Convertible Security is carried on the Canadian parent company books.

This correction to the Company’s consolidated statements of operations and comprehensive loss also impacts the Company’s consolidated balance sheets, consolidated statements of shareholders’ equity, and certain notes to the consolidated financial statements (i) for the fiscal years ended June 30, 2022 and 2021; and (ii) for the interim periods ended September 30, 2021, December 31, 2021 and March 31, 2022, as illustrated in Note 16. This correction does not impact the consolidated statements of cash flows besides offsetting adjustments between net loss, accretion of convertible debt, and foreign exchange (gain) loss within the cash flows from operating activities section.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Consolidated Balance Sheet

As of June 30, 2021

	As Previously Reported	Restatement Impacts	Restated
ASSETS
Current
Cash	$7,317	$-	$7,317
Prepaid expenses and other	24	-	24
Total current assets	7,341	-	7,341
Non-current
Deposits	35	-	35
Investment in equity securities	16	-	16
Right-of-use assets	156	-	156
Land and buildings, net	837	-	837
Mineral properties	16,085	-	16,085
Total assets	$24,470	$-	$24,470

LIABILITIES
Current
Accounts payable and accrued liabilities	$408	-	$408
Related party loan	2,318	-	2,318
Convertible debt, current portion	1,123	-	1,123
Operating lease liability	69	-	69
Total current liabilities	3,918	-	3,918
Non-current
Convertible debt, net of current	6,784	450	7,234
Operating lease liability	105	-	105
Total liabilities	10,807	450	11,257
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, no par value, unlimited shares authorized; shares outstanding: 256,379,931 at June 30, 2021	113,882	-	113,882
Accumulated deficit	(99,076)	(434)	(99,510)
Accumulated other comprehensive loss	(1,143)	(16)	(1,159)
Total shareholders' equity	13,663	(450)	13,213
Total liabilities and equity	$24,470	$-	$24,470

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Consolidated Statement of Operations and Comprehensive Loss

For the Year Ended June 30, 2021

	As Previously Reported	Restatement Impacts	Restated
Operating expenses
Employee related costs	$1,655	$-	$1,655
Professional fees	386	-	386
Exploration expenditures	1,056	-	1,056
Other operating expenses	995	-	995
Total operating expenses	4,092	-	4,092
Change in financial instrument fair value	(32)	-	(32)
Other income	(208)	-	(208)
Loss on debt extinguishment	163	-	163
Foreign exchange gain	(729)	4	(725)
Interest expense	1,113	430	1,543
Gain on equity securities	(9)	-	(9)
Loss before income taxes	4,390	434	4,824
Income tax benefit	-	-	-
Net loss	$4,390	$434	$4,824

Other comprehensive loss:
Net loss	$4,390	$434	$4,824
Other comprehensive (gain) loss:
Reporting currency translation	788	16	804
Total comprehensive loss	$5,178	$450	$5,628

Loss per common share, basic and diluted	$0.02	$-	$0.02

Weighted average common shares outstanding	241,967,116	-	241,967,116

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Consolidated Statement of Cash Flows

For the Year Ended June 30, 2021

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(4,390)	$(434)	$(4,824)
Adjustments for:
Noncash lease activity	30	-	30
Change in financial instrument fair value	(32)	-	(32)
Unrealized gain on equity securities	(9)	-	(9)
Accretion of convertible debt	670	430	1,100
Foreign exchange loss (gain)	(665)	4	(661)
Gain on debt forgiveness	(196)	-	(196)
Loss on debt extinguishment	163	-	163
Share-based compensation	797	-	797
Total	(3,632)	-	(3,632)
Change in working capital items:
Prepaid expenses	9	-	9
Accounts payable and accrued liabilities	(1,103)	-	(1,103)
Net cash used in operating activities	(4,726)	-	(4,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	(5,468)	-	(5,468)
Acquisition of land and buildings	(837)	-	(837)
Net cash used in investing activities	(6,305)	-	(6,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	10,677	-	10,677
Share issue costs	(174)	-	(174)
Issuance of convertible debt, net of costs	9,477	-	9,477
Loan repayments	(406)	-	(406)
Related party debt draws	-	-	-
Related party debt repayments	(1,500)	-	(1,500)
Long term debt funding	-	-	-
Net cash provided by financing activities	18,074	-	18,074
Exchange rate effect on cash and cash equivalents	(33)	-	(33)
Change in cash and cash equivalents during period	7,010	-	7,010
Cash and cash equivalents, beginning of period	307	-	307
Cash and cash equivalents, end of period	$7,317	$-	$7,317

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Consolidated Statement of Shareholders’ Equity

For the Year Ended June 30, 2021

	Common Stock Outstanding	Common Stock	Deficit	Accumulated other comprehensive income	Total
As Previously Reported
Balance, June 30, 2020	235,925,684	$97,682	$(94,686)	$(355)	$2,641
Exercise of warrants	9,106,283	5,338	-	-	5,338
Exercise of options	2,952,296	215	-	-	215
Fair value of warrants granted	-	1,795	-	-	1,795
Private placement – May 2021	4,334,157	5,124	-	-	5,124
Debt conversions	4,061,511	3,106	-	-	3,106
Share issuance costs	-	(175)	-	-	(175)
Share-based compensation	-	797	-	-	797
Reporting currency presentation	-	-	-	(788)	(788)
Loss for the year	-	-	(4,390)	-	(4,390)
Balance, June 30, 2021	256,379,931	$113,882	$(99,076)	$(1,143)	$13,663
Restatement Impacts
Balance, June 30, 2020	-	$-	$-	$-	$-
Reporting currency presentation	-	-	-	(16)	(16)
Loss for the year	-	-	(434)	-	(434)
Balance, June 30, 2021	-	$-	$(434)	$(16)	$(450)
Restated
Balance, June 30, 2020	235,925,684	$97,682	$(94,686)	$(355)	$2,641
Exercise of warrants	9,106,283	5,338	-	-	5,338
Exercise of options	2,952,296	215	-	-	215
Fair value of warrants granted	-	1,795	-	-	1,795
Private placement – May 2021	4,334,157	5,124	-	-	5,124
Debt conversions	4,061,511	3,106	-	-	3,106
Share issuance costs	-	(175)	-	-	(175)
Share-based compensation	-	797	-	-	797
Reporting currency presentation	-	-	-	(804)	(804)
Loss for the year	-	-	(4,824)	-	(4,824)
Balance, June 30, 2021	256,379,931	$113,882	$(99,510)	$(1,159)	$13,213

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Consolidated Balance Sheet

As of June 30, 2022

	As Previously Reported	Restatement Impacts	Restated
ASSETS
Current
Cash	$5,280	$-	$5,280
Prepaid expenses and other	402	-	402
Total current assets	5,682	-	5,682
Non-current
Deposits	35	-	35
Investment in equity securities	10	-	10
Right-of-use assets	94	-	94
Land and buildings, net	850	-	850
Mineral properties	16,085	-	16,085
Total assets	$22,756	$-	$22,756

LIABILITIES
Current
Accounts payable and accrued liabilities	$817	$-	$817
Related party loan	2,000	-	2,000
Convertible debt, current portion	796	1,373	2,169
Operating lease liability	82		82
Total current liabilities	3,695	1,373	5,068
Non-current
Convertible debt, net of current	-	-	-
Operating lease liability	23	-	23
Total liabilities	3,718	1,373	5,091
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; shares outstanding:276,670,606 at June 30, 2022 and 256,379,931 at June 30, 2021	129,055	-	129,055
Accumulated deficit	(109,005)	(1,392)	(110,397)
Accumulated other comprehensive loss	(1,012)	19	(993)
Total shareholders’ equity	19,038	(1,373)	17,665
Total liabilities and equity	$22,756	$-	$22,756

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Consolidated Statement of Operations and Comprehensive Loss
For the Year Ended June 30, 2022

	As Previously Reported	Restatement Impacts	Restated
Operating expenses
Employee related costs	$2,150	$-	$2,150
Professional fees	684	-	684
Exploration expenditures	3,309	-	3,309
Other operating expenses	1,653	-	1,653
Total operating expenses	7,796	-	7,796
Change in financial instrument fair value	-	-	-
Other income	-	-	-
Loss on debt extinguishment	-	-	-
Foreign exchange loss	221	37	258
Interest expense	1,906	921	2,827
Loss on equity securities	6	-	6
Loss before income taxes	9,929	958	10,887
Income tax benefit	-	-	-
Net loss	$9,929	$958	$10,887

Other comprehensive loss:
Net loss	$9,929	$958	$10,887
Other comprehensive gain:
Reporting currency translation	(131)	(35)	(166)
Total comprehensive loss	$9,798	$923	$10,721

Loss per common share, basic and diluted	$0.04	$-	$0.04

Weighted average common shares outstanding	263,737,227	-	263,737,227

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Consolidated Statement of Cash Flows
For the Year Ended June 30, 2022

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(9,929)	$(958)	$(10,887)
Adjustments for:			-
Noncash lease activity	(7)	-	(7)
Change in financial instrument fair value	-	-	-
Depreciation	3	-	3
Unrealized loss (gain) on equity securities	6	-	6
Accretion of convertible debt	1,696	921	2,617
Foreign exchange loss (gain)	294	37	331
Gain on debt forgiveness	-	-	-
Loss on debt extinguishment	-	-	-
Share-based compensation	1,745	-	1,745
Total	(6,192)	-	(6,192)
Change in working capital items:
Prepaid expenses	(377)	-	(377)
Accounts payable and accrued liabilities	419	-	419
Net cash used in operating activities	(6,150)	-	(6,150)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	-	-	-
Acquisition of land and buildings	(16)	-	(16)
Net cash used in investing activities	(16)	-	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	4,737	-	4,737
Share issue costs	(118)	-	(118)
Issuance of convertible debt, net of costs	-	-	-
Loan repayments	-	-	-
Related party debt draws	-	-	-
Related party debt repayments	(318)	-	(318)
Long term debt funding	-	-	-
Net cash provided by financing activities	4,301	-	4,301
Exchange rate effect on cash and cash equivalents	(172)	-	(172)
Change in cash and cash equivalents during period	(2,037)	-	(2,037)
Cash and cash equivalents, beginning of period	7,317	-	7,317
Cash and cash equivalents, end of period	$5,280	$-	$5,280

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Consolidated Statement of Shareholders’ Equity
For the Year Ended June 30, 2022

	Common Stock Outstanding	Common Stock	Deficit	Accumulated other comprehensive income	Total
As Previously Reported
Balance, June 30, 2021	256,379,931	$113,882	$(99,076)	$(1,143)	$13,663
Exercise of warrants	871,750	543	-	-	543
Exercise of options	2,051,533	483	-	-	483
Fair value of warrants granted	-	14	-	-	14
Private placement – June 2022	4,981,035	3,711	-	-	3,711
Debt conversions	12,386,357	8,807	-	-	8,807
Share issuance costs	-	(130)	-	-	(130)
Share-based compensation	-	1,745	-	-	1,745
Reporting currency presentation	-	-	-	131	131
Loss for the year	-	-	(9,929)	-	(9,929)
Balance, June 30, 2022	276,670,606	$129,055	$(109,005)	$(1,012)	$19,038
Restatement Impacts
Balance, June 30, 2021	-	$-	$(434)	$(16)	$(450)
Reporting currency presentation	-	-	-	35	35
Loss for the year	-	-	(958)	-	(958)
Balance, June 30, 2022	-	$-	$(1,392)	$19	$(1,373)
Restated
Balance, June 30, 2021	256,379,931	$113,882	$(99,510)	$(1,159)	$13,213
Exercise of warrants	871,750	543	-	-	543
Exercise of options	2,051,533	483	-	-	483
Fair value of warrants granted	-	14	-	-	14
Private placement – June 2022	4,981,035	3,711	-	-	3,711
Debt conversions	12,386,357	8,807	-	-	8,807
Share issuance costs	-	(130)	-	-	(130)
Share-based compensation	-	1,745	-	-	1,745
Reporting currency presentation	-	-	-	166	166
Loss for the year	-	-	(10,887)	-	(10,887)
Balance, June 30, 2022	276,670,606	$129,055	$(110,397)	$(993)	$17,665

3.	BASIS OF PREPARATION

a)	Basis of Preparation and Consolidation

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

4.	SIGNIFICANT ACCOUNTING POLICIES

a)	Development Stage Issuer

The Company is considered to be a development stage issuer under Subpart 1300 of Regulation S-K of the United States Securities Act of 1933, as amended (“S-K 1300”), and it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to seek additional funding to support the completion of its exploration and development activities. The Company’s activities are subject to significant risks and uncertainties, including its ability to secure sufficient funding to continue operations, to obtain proven and probable reserves, to comply with industry regulations and obtain permits necessary for development of the Elk Creek Project, as well as environmental risks and market conditions.

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

Issued and Not Effective

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company will adopt ASU 2020-06 on July 1, 2022, and does not expect this adoption will not have any effect on the Company’ s current financial position, results of operations or financial statement disclosures.

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

5.	GOING CONCERN ISSUES

The Company incurred a loss of $10,887 for the year ended June 30, 2022 (2021- $4,824 and 2020 - $4,001) and had an accumulated deficit of $110,397 as of June 30, 2022. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of June 30, 2022, the Company had cash of $5,280 which may not be sufficient to fund normal operations for the next twelve months without deferring payment on certain liabilities or raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

6.	MINERAL PROPERTIES

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

7.	LAND AND BUILDINGS, NET
	As of June 30,
	2022			2021
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$811	$-	$811	$811	$-	$811
Buildings and other	45	6	39	29	3	26
	$856	$6	$850	$840	$3	$837

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of June 30,
	2022	2021
Accounts payable, trade	$115	$163
Trade payable accruals	654	157
Environmental accruals	48	48
Interest payable to related party (see Note 11)	-	40
Total accounts payable and accrued liabilities	$817	$408

9.	CONVERTIBLE DEBT
	As of June 30,
	2022	2021
	(As Restated)(a)
Current Portion:
Lind III convertible security	$2,169	$-
Nordmin note	-	1,123
Total current portion	$2,169	$1,123
Noncurrent Portion:
Lind III convertible security	$-	$7,234

(a)	Amounts are restated. See Note 2 for more information.

Lind III Convertible Security

On February 19, 2021, the Company issued to Lind III, an entity managed by The Lind Partners, the Lind III Convertible Security pursuant to the Lind III Agreement, between the Company and Lind III. The Lind III Convertible Security has a face value of $11,700 (representing $10,000 in funding plus an implied 8.5% interest rate per annum for the term of the Lind III Convertible Security). After deducting a $350 commitment fee as set forth in the Lind III Agreement, NioCorp received net proceeds of $9,650 from the funding of the Lind III Convertible Security. As further discussed in Note 6, on April 23, 2021, the Company used a portion of the proceeds from the funding of the Lind III Convertible Security to purchase a key land parcel associated with the Company’s Elk Creek Project, with the remainder to be spent for general corporate purposes.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Changes in the Lind III Convertible Security are as follows:

	For the year ending June 30,
	2022	2021
	(As Restated)(a)
Beginning balance	$7,234	$7,765
Conversions	(7,635)	(1,600)
Accretion expense	2,570	1,069
Balance, end of period	$2,169	$7,234

(a)	Amounts are restated. See Note 2 for more information.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Changes in the Nordmin Note are as follows:

Convertible Note
Extinguishment of accounts payable	$1,740
Conversions	(668)
Accretion expense	51
Balance, June 30, 2021	$1,123
Conversions	(1,172)
Accretion expense	49
Balance, June 30, 2022	-

10.	COMMON STOCK

a)	Issuances

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

The Board has power over the granting, amendment, administration or settlement of any award.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance, July 1, 2019	19,449,909	C$0.62
Exercised	(320,500)	C$0.62
Balance, June 30, 2020	19,129,409	C$0.62
Granted	3,700,000	C$0.78
Exercised	(2,952,296)	C$0.61
Cancelled/expired	(3,912,113)	C$0.64
Balance, June 30, 2021	15,965,000	C$0.65
Granted	4,475,000	C$1.33
Exercised	(2,051,533)	C$0.70
Cancelled/expired	(3,924,467)	C$0.77
Balance, June 30, 2022	14,464,000	C$0.83

The following table summarizes the weighted average information and assumptions used to determine option costs:

	Year ended June 30,
	2022	2021	2020
Fair value per option granted during the period (C$)	$0.49	$0.25	-
Risk-free interest rate	1.33%	0.26%	-
Expected dividend yield	0%	0%	-
Expected stock price volatility (historical basis)	54.4%	54.1%	-
Expected option life in years	3.0	3.0	-

The following table summarizes information about stock options outstanding at June 30, 2022:

Exercise Price	Expiry Date	Number Outstanding	Aggregate Intrinsic Value	Number Exercisable	Aggregate Intrinsic Value
C$0.47	November 9, 2022	2,804,000	C$1,206	2,804,000	C$1,206
C$0.84	September 18, 2023	1,050,000	63	1,050,000	63
C$0.54	November 15, 2023	3,785,000	1,362	3,785,000	1,362
C$0.75	December 14, 2023	1,825,000	274	1,825,000	274
C$0.75	December 16, 2023	525,000	79	525,000	79
C$1.36	December 17, 2024	3,975,000	-	3,975,000	-
C$1.10	May 30, 2025	500,000	-	500,000	-
Balance, June 30, 2022		14,464,000	C$2,984	14,464,000	C$2,984

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

As of June 30, 2022, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted.

c)	Warrants

Warrant transactions are summarized as follows:

	Warrants	Weighted Average Exercise Price
Balance, July 1, 2019	21,374,801	C$0.78
Exercised	(664,549)	C$0.69
Expired	(8,333,801)	C$0.86
Balance, June 30, 2020	12,376,451	C$0.74
Granted:
Nordmin warrants	500,000	C$0.80
Lind III Warrants	8,558,000	C$0.97
April 2021 private placement	4,412,118	C$1.63
Exercised	(9,106,283)	C$0.75
Expired	(2,398,418)	C$0.73
Balance, June 30, 2021	14,341,868	C$1.16
Granted:
June 2022 private placement	5,046,135	C$1.10
Exercised	(871,750)	C$0.78
Balance, June 30, 2022	18,516,253	C$1.16

At June 30, 2022, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price	Expiry Date
500,000	C$0.80	December 18, 2022
4,412,118	C$1.63	May 10, 2023
5,046,135	C$1.10	June 30, 2024
8,558,000	C$0.97	February 19, 2025
18,516,253

11.	RELATED PARTY TRANSACTIONS AND BALANCES

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

During fiscal year 2022 and 2021, the Company paid a total of $252 and $535, respectively, representing accrued interest on the Smith Credit Agreement.

Accounts payable and accrued liabilities as of June 30, 2022, include nil accrued interest payable to Mr. Smith under the Smith Credit Agreement.

12.	EXPLORATION EXPENDITURES

	For the year ended June 30,
	2022	2021	2020
Feasibility study and engineering	$334	$79	$40
Field management and other	569	656	985
Metallurgical	2,218	272	176
Geologists and field staff	188	49	-
Total	$3,309	$1,056	$1,201

13.	LEASES

Effective August 1, 2020, the Company entered into a three-year corporate office lease extension and recognized the corresponding ROU asset and lease liability associated with this lease extension, along with two existing building leases located at the Elk Creek Project. The Company has applied a discount rate of 16%. In connection with the purchase of land, building and mineral rights discussed in Note 6, the Company reversed the remaining ROU asset and lease liability associated with the Elk Creek building leases. There was no gain or loss on this reversal.

As of June 30, 2022, the Company has one corporate office lease with a remaining lease term of 1.3 years. During the year ended June 30, 2022 and 2021, operating cash flows included cash payments of $90 and $64, respectively related to the measurement of lease liabilities.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

The Company incurred lease costs as follows:

	For the year ended June 30,
	2022	2021	2020[1]
Operating Lease Cost:
Fixed rent expense	$83	$106	$114
Variable rent expense	12	7	-
Short term lease cost	16	13	12
Sublease income	(26)	(18)	(12)
Net lease cost	$85	$108	$114

Lease cost – other operating expense	$85	$89	$98
Lease cost – exploration expenditures	-	19	16
Net lease cost	$85	$108	$114

[1]	Fixed rent expense for fiscal year 2020 represents rental costs associated with contracts with de minimis ROU and lease liability balances.

The maturity of lease liabilities is as follows at June 30, 2022:

Fiscal Year Lease Maturities
2023	$92
2024	23
Total lease payments	115
Less amount of payments representing interest	(10)
Present value of lease payments	105
Less current portion of operating lease liability	(82)
Noncurrent operating lease liability	$23

14.	INCOME TAXES

Domestic and foreign components of loss before income taxes for the years ended June 30, 2022, 2021 and 2020 are as follows:

	For the year ended June 30,
	2022	2021	2020
	(As Restated)(a)	(As Restated)(a)
Canada	$6,918	$3,362	$2,473
United States	3,969	1,462	1,528
Total	$10,887	$4,824	$4,001

(a)	Amounts are restated. See Note 2 for more information.

The following table is a reconciliation of income taxes at statutory rates:

	For the year ended June 30,
	2022	2021	2020
	(As Restated)(a)	(As Restated)(a)
Loss before income taxes	$10,887	$4,824	$4,001
Combined federal and provincial statutory income tax rate	27%	27%	27%
Income tax benefit at statutory tax rates	2,940	1,303	1,080
Foreign rate differential	(72)	(31)	(30)
Share based compensation	(462)	(212)	(41)
Change in estimates related to prior years	(274)	739	(4)
Accretion expense	(407)	(158)	-
Capital loss rate differential	(38)	182	-
Change in valuation allowance	(1,713)	(1,841)	(946)
Other	26	18	(59)
Income tax benefit	$-	$-	$-

(a)	Amounts are restated. See Note 2 for more information.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes are as follows:

	As of June 30,
	2022	2021
	(As Restated)(a)
Deferred tax assets
Mineral interests	$9,477	$8,658
Net operating losses available for future periods	8,977	7,880
Capital losses available for future periods	420	643
Other	74	54
Total deferred tax assets	18,948	17,235
Valuation allowance	(18,948)	(17,235)
Net deferred tax assets	$-	$-

(a)	Amounts are restated. See Note 2 for more information.

During the years ended June 30, 2022 and 2021, we identified errors in the recognition of capital losses related to realized mineral property write downs and foreign exchange gains and losses in Canada which resulted in changes to capital losses available for future periods, net operating loss carryforwards, and other of $(221), $nil, and $(3), respectively, for fiscal year 2022 and $660, $61, and $30, respectively, for fiscal year 2021. These changes primarily related to adjustments to deferred tax assets recorded during fiscal year 2021. In addition, during the year ended June 30, 2022, we identified an error in the recognition of net operating losses related to disallowed interest expense for the prior year which resulted in a decrease to net operating loss carryforwards of $19. After evaluation and consideration of the full valuation allowance historically applied against total deferred tax assets, we determined that the impact of the adjustments was not material to the previously issued financial statements, nor are the out of period adjustments material to the estimated results for the year ended June 30, 2022 or 2021, respectively.

Changes in the valuation allowance are as follows:

	For the year ended June 30,
	2022	2021
	(As Restated)(a)
Valuation allowance, beginning of year	$(17,235)	$(15,394)
Current year additions	(1,713)	(1,841)
Valuation allowance, end of year	$(18,948)	$(17,235)

(a)	Amounts are restated. See Note 2 for more information.

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $18,948 at June 30, 2022, relates mainly to net operating loss carryforwards in Canada and mineral interests due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not.

The Company has the following cumulative net operating losses for Canadian and U.S. income tax purposes and these carryforwards will generally expire between 2026 and 2041. As a result of the Tax Cuts and Jobs Act of 2017, U.S. tax losses incurred for tax years commencing in 2018 have no expiration.

	As of June 30,
	2022	2021
Jurisdiction	(As Restated)(a)
Canada	$31,551	$28,744
United States	2,460	2,179
Total	$34,011	$30,923

(a)	Amounts are restated. See Note 2 for more information.

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

As discussed in Note 9, the Nordmin Note and Lind III Convertible Security were initially recorded at fair value, which represents a nonrecurring fair value measurement using a Level 3 input. These loans are privately held with no public market for this debt and therefore were initially classified as a Level 3 fair value measurement. The significant unobservable valuation inputs for the Nordmin Note and Lind III Convertible Security included an expected return of 7% and 21%, respectively.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

At June 30, 2022 and 2021, the estimated fair value of the Lind III Convertible Security approximated carrying value given that the instrument was issued in 2021 and had a short time period until maturity. At June 30, 2021, the estimated fair value of the Nordmin Note approximated carrying value given that the instrument was issued in fiscal year 2021 and had short time period until maturity.

16.	RESTATEMENT OF UNAUDITED QUARTERLY RESULTS

The adjustments in the tables below reflect the impacts of the restatement discussed in Note 2 on our unaudited quarterly financial statements for the three months ended September 30, 2021, the three and six months ended December 31, 2021, and the three and nine months ended March 31, 2022.

Condensed Consolidated Balance Sheet (unaudited)

As of September 30, 2021

	As Previously Reported	Restatement Impacts	Restated
ASSETS
Current
Cash	$5,868	$-	$5,868
Prepaid expenses and other	294	-	294
Total current assets	6,162	-	6,162
Non-current
Deposits	35	-	35
Investment in equity securities	14	-	14
Right-of-use assets	141	-	141
Land and buildings, net	852	-	852
Mineral properties	16,085	-	16,085
Total assets	$23,289	$-	$23,289

LIABILITIES
Current
Accounts payable and accrued liabilities	$310	$-	$310
Related party loan	2,000	-	2,000
Convertible debt, current portion	396	-	396
Operating lease liability	72	-	72
Total current liabilities	2,778	-	2,778
Non-current
Convertible debt, net of current	6,599	563	7,162
Operating lease liability	86	-	86
Total liabilities	9,463	563	10,026
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, no par value, unlimited shares authorized; shares outstanding: 259,118,369 at September 30, 2021	115,896	-	115,896
Accumulated deficit	(101,036)	(562)	(101,598)
Accumulated other comprehensive loss	(1,034)	(1)	(1,035)
Total shareholders' equity	13,826	(563)	13,263
Total liabilities and equity	$23,289	$-	$23,289

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended September 30, 2021

	For the three months ended September 30, 2021
	As Previously Reported	Restatement Impacts	Restated
Operating expenses
Employee related costs	$319	$-	$319
Professional fees	90	-	90
Exploration expenditures	621	-	621
Other operating expenses	226	-	226
Total operating expenses	1,256	-	1,256

Foreign exchange loss	210	15	225
Interest expense	492	113	605
Other loss on equity securities	2	-	2
Loss before income taxes	1,960	128	2,088
Income tax benefit	-	-	-
Net loss	$1,960	$128	$2,088

Other comprehensive loss:
Net loss	$1,960	$128	$2,088
Other comprehensive loss:
Reporting currency translation	(109)	(15)	(124)
Total comprehensive loss	$1,851	$113	$1,964

Loss per common share, basic and diluted	$0.01	$-	$0.01

Weighted average common shares outstanding	258,023,048	-	258,023,048

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the Three Months Ended September 30, 2021

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(1,960)	$(128)	$(2,088)
Non-cash elements included in net loss:
Unrealized loss (gain) on equity securities	2	-	2
Accretion of convertible debt	438	113	551
Noncash lease expense	(1)	-	(1)
Depreciation	1	-	1
Foreign exchange loss (gain)	273	15	288
	(1,247)	-	(1,247)
Change in working capital items:
Prepaid expenses	(270)	-	(270)
Accounts payable and accrued liabilities	(92)	-	(92)
Net cash used in operating activities	(1,609)	-	(1,609)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	(16)	-	(16)
Net cash used in financing activities	(16)	-	(16)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	664	-	664
Related party debt repayments	(318)	-	(318)
Net cash provided by financing activities	346	-	346
Exchange rate effect on cash and cash equivalents	(170)	-	(170)
Change in cash and cash equivalents during period	(1,449)	-	(1,449)
Cash and cash equivalents, beginning of period	7,317	-	7,317
Cash and cash equivalent, end of period	$5,868	$-	$5,868

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Statement of Shareholders' Equity (unaudited)
For the three months ended September 30, 2021

	Common Shares Outstanding	Common Stock	Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance, June 30, 2021	256,379,931	$113,882	$(99,076)	$(1,143)	$13,663
Exercise of warrants	871,750	543	-	-	543
Exercise of options	282,702	121	-	-	121
Debt conversions	1,583,986	1,350	-	-	1,350
Reporting currency presentation	-	-	-	109	109
Loss for the period	-	-	(1,960)	-	(1,960)
Balance, September 30, 2021	259,118,369	$115,896	$(101,036)	$(1,034)	$13,826

Restatement Impacts
Balance, June 30, 2021	-	$-	$(434)	$(16)	$(450)
Reporting currency presentation	-	-	-	15	15
Loss for the period	-	-	(128)	-	(128)
Balance, September 30, 2021	-	$-	$(562)	$(1)	$(563)

Restated
Balance, June 30, 2021	256,379,931	$113,882	$(99,510)	$(1,159)	$13,213
Exercise of warrants	871,750	543	-	-	543
Exercise of options	282,702	121	-	-	121
Debt conversions	1,583,986	1,350	-	-	1,350
Reporting currency presentation	-	-	-	124	124
Loss for the period	-	-	(2,088)	-	(2,088)
Balance, September 30, 2021	259,118,369	$115,896	$(101,598)	$(1,035)	$13,263

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Balance Sheet (unaudited)

As of December 31, 2021

	As Previously Reported	Restatement Impacts	Restated
ASSETS
Current
Cash	$4,866	$-	$4,866
Prepaid expenses and other	279	-	279
Total current assets	5,145	-	5,145
Non-current
Deposits	35	-	35
Investment in equity securities	11	-	11
Right-of-use assets	126	-	126
Land and buildings, net	852	-	852
Mineral properties	16,085	-	16,085
Total assets	$22,254	$-	$22,254

LIABILITIES
Current
Accounts payable and accrued liabilities	$458	$-	$458
Related party loan	2,000	-	2,000
Convertible debt, current portion	-	-	-
Operating lease liability	76	-	76
Total current liabilities	2,534	-	2,534
Non-current
Convertible debt, net of current	4,262	1,096	5,358
Operating lease liability	66	-	66
Total liabilities	6,862	1,096	7,958
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common stock, no par value, unlimited shares authorized; shares outstanding: 264,026,990 at December 31, 2021	120,935	-	120,935
Accumulated deficit	(104,494)	(1,096)	(105,590)
Accumulated other comprehensive loss	(1,049)	-	(1,049)
Total shareholders' equity	15,392	(1,096)	14,296
Total liabilities and equity	$22,254	$-	$22,254

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the three months ended December 31, 2021

	As Previously Reported	Restatement Impacts	Restated
Operating expenses
Employee related costs	$1,232	$-	$1,232
Professional fees	424	-	424
Exploration expenditures	491	-	491
Other operating expenses	881	-	881
Total operating expenses	3,028	-	3,028

Foreign exchange gain	(61)	-	(61)
Interest expense	488	534	1,022
Other loss (gain) on equity securities	3	-	3
Loss before income taxes	3,458	534	3,992
Income tax benefit	-	-	-
Net loss	$3,458	$534	$3,992

Other comprehensive loss:
Net loss	$3,458	$534	$3,992
Other comprehensive loss:
Reporting currency translation	15	(1)	14
Total comprehensive loss	$3,473	$533	$4,006

Loss per common share, basic and diluted	$0.01	$-	$0.01

Weighted average common shares outstanding	261,392,248	-	261,392,248

Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the six months ended December 31, 2021

	As Previously Reported	Restatement Impacts	Restated
Operating expenses
Employee related costs	$1,551	$-	$1,551
Professional fees	514	-	514
Exploration expenditures	1,112	-	1,112
Other operating expenses	1,107	-	1,107
Total operating expenses	4,284	-	4,284

Foreign exchange loss	149	15	164
Interest expense	980	647	1,627
Other loss on equity securities	5	-	5
Loss before income taxes	5,418	662	6,080
Income tax benefit	-	-	-
Net loss	$5,418	$662	$6,080

Other comprehensive loss:
Net loss	$5,418	$662	$6,080
Other comprehensive loss:
Reporting currency translation	(94)	(16)	(110)
Total comprehensive loss	$5,324	$646	$5,970

Loss per common share, basic and diluted	$0.02	$-	$0.02

Weighted average common shares outstanding	259,734,327	-	259,734,327

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the six months ended December 31, 2021

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(5,418)	$(662)	$(6,080)
Non-cash elements included in net loss:
Unrealized loss (gain) on equity securities	5	-	5
Accretion of convertible debt	877	647	1,524
Noncash lease expense	(3)	-	(3)
Depreciation	1	-	1
Share based compensation	1,568	-	1,568
Foreign exchange loss (gain)	210	15	225
	(2,760)	-	(2,760)
Change in working capital items:
Prepaid expenses	(255)	-	(255)
Accounts payable and accrued liabilities	57	-	57
Net cash used in operating activities	(2,958)	-	(2,958)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	(16)	-	(16)
Net cash used in financing activities	(16)	-	(16)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	963	-	963
Related party debt repayments	(318)	-	(318)
Net cash provided by financing activities	645	-	645
Exchange rate effect on cash and cash equivalents	(122)	-	(122)
Change in cash and cash equivalents during period	(2,451)	-	(2,451)
Cash and cash equivalents, beginning of period	7,317	-	7,317
Cash and cash equivalent, end of period	$4,866	$-	$4,866

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the three months ended December 31, 2021

	Common Shares Outstanding	Common Stock	Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance, September 30, 2021	259,118,369	$115,896	$(101,036)	$(1,034)	$13,826
Exercise of options	736,914	299	-	-	299
Debt conversions	4,171,707	3,172	-	-	3,172
Share based compensation	-	1,568	-	-	1,568
Reporting currency presentation	-	-	-	(15)	(15)
Loss for the period	-	-	(3,458)	-	(3,458)
Balance, December 31, 2021	264,026,990	$120,935	$(104,494)	$(1,049)	$15,392

Restatement Impacts
Balance, September 30, 2021	-	$-	$(562)	$(1)	$(563)
Reporting currency presentation	-	-	-	1	1
Loss for the period	-	-	(534)	-	(534)
Balance, December 31, 2021	-	$-	$(1,096)	$-	$(1,096)

Restated
Balance, September 30, 2021	259,118,369	$115,896	$(101,598)	$(1,035)	$13,263
Exercise of options	736,914	299	-	-	299
Debt conversions	4,171,707	3,172	-	-	3,172
Share based compensation	-	1,568	-	-	1,568
Reporting currency presentation	-	-	-	(14)	(14)
Loss for the period	-	-	(3,992)	-	(3,992)
Balance, December 31, 2021	264,026,990	$120,935	$(105,590)	$(1,049)	$14,296

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the six months ended December 31, 2021

	Common Shares Outstanding	Common Stock	Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance June 30, 2021	256,379,931	$113,882	$(99,076)	$(1,143)	$13,663
Exercise of warrants	871,750	543	-	-	543
Exercise of options	1,019,616	420	-	-	420
Debt conversions	5,755,693	4,522	-	-	4,522
Share based compensation	-	1,568	-	-	1,568
Reporting currency presentation	-	-	-	94	94
Loss for the period	-	-	(5,418)	-	(5,418)
Balance, December 31, 2021	264,026,990	$120,935	$(104,494)	$(1,049)	$15,392

Restatement Impacts
Balance June 30, 2021	-	$-	$(434)	$(16)	$(450)
Reporting currency presentation	-	-	-	16	16
Loss for the period	-	-	(662)	-	(662)
Balance, December 31, 2021	-	$-	$(1,096)	$-	$(1,096)

Restated
Balance June 30, 2021	256,379,931	$113,882	$(99,510)	$(1,159)	$13,213
Exercise of warrants	871,750	543	-	-	543
Exercise of options	1,019,616	420	-	-	420
Debt conversions	5,755,693	4,522	-	-	4,522
Share based compensation	-	1,568	-	-	1,568
Reporting currency presentation	-	-	-	110	110
Loss for the period	-	-	(6,080)	-	(6,080)
Balance, December 31, 2021	264,026,990	$120,935	$(105,590)	$(1,049)	$14,296

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Balance Sheet (unaudited)

As of March 31, 2022

	As Previously Reported	Restatement Impacts	Restated
ASSETS
Current
Cash	$3,464	$-	$3,464
Prepaid expenses and other	541	-	541
Total current assets	4,005	-	4,005
Non-current
Deposits	35	-	35
Investment in equity securities	10	-	10
Right-of-use assets	110	-	110
Land and buildings, net	851	-	851
Mineral properties	16,085	-	16,085
Total assets	$21,096	$-	$21,096

LIABILITIES
Current
Accounts payable and accrued liabilities	$720	$-	$720
Related party loan	2,000	-	2,000
Convertible debt, current portion	2,585	1,300	3,885
Operating lease liability	79	-	79
Total current liabilities	5,384	1,300	6,684
Non-current
Convertible debt, net of current	-	-	-
Operating lease liability	44	-	44
Total liabilities	5,428	1,300	6,728
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; shares outstanding: 268,083,716 at March 31, 2022	123,045	-	123,045
Accumulated deficit	(106,310)	(1,280)	(107,590)
Accumulated other comprehensive loss	(1,067)	(20)	(1,087)
Total shareholders’ equity	15,668	(1,300)	14,368
Total liabilities and equity	$21,096	$-	$21,096

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the three months ended March 31, 2022

	As Previously Reported	Restatement Impacts	Restated
Operating expenses
Employee related costs	$308	$-	$308
Professional fees	16	-	16
Exploration expenditures	845	-	845
Other operating expenses	217	-	217
Total operating expenses	1,386	-	1,386

Foreign exchange gain	(48)	(18)	(66)
Interest expense	477	202	679
Other loss on equity securities	1	-	1
Loss before income taxes	1,816	184	2,000
Income tax benefit	-	-	-
Net loss	$1,816	$184	$2,000

Other comprehensive loss:
Net loss	$1,816	$184	$2,000
Other comprehensive loss:
Reporting currency translation	18	20	38
Total comprehensive loss	$1,834	$204	$2,038

Loss per common share, basic and diluted	$0.01	$-	$0.01

Weighted average common shares outstanding	265,764,404	-	265,764,404

Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the nine months ended March 31, 2022

	As Previously Reported	Restatement Impacts	Restated
Operating expenses
Employee related costs	$1,859	$-	$1,859
Professional fees	530	-	530
Exploration expenditures	1,957	-	1,957
Other operating expenses	1,324	-	1,324
Total operating expenses	5,670	-	5,670

Foreign exchange loss	101	(3)	98
Interest expense	1,457	849	2,306
Other loss on equity securities	6	-	6
Loss before income taxes	7,234	846	8,080
Income tax benefit	-	-	-
Net loss	$7,234	$846	$8,080

Other comprehensive loss:
Net loss	$7,234	$846	$8,080
Other comprehensive loss:
Reporting currency translation	(76)	4	(72)
Total comprehensive loss	$7,158	$850	$8,008

Loss per common share, basic and diluted	$0.03	$-	$0.03

Weighted average common shares outstanding	261,729,813	-	261,729,813

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Statement of Cash Flows (unaudited)

For the nine months ended March 31, 2022

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(7,234)	$(846)	$(8,080)
Non-cash elements included in net loss:
Unrealized loss (gain) on equity securities	6	-	6
Accretion of convertible debt	1,300	849	2,149
Noncash lease expense	(5)	-	(5)
Depreciation	2	-	2
Share based compensation	1,568	-	1,568
Foreign exchange loss (gain)	151	(3)	148
	(4,212)	-	(4,212)
Change in working capital items:
Prepaid expenses	(516)	-	(516)
Accounts payable and accrued liabilities	314	-	314
Net cash used in operating activities	(4,414)	-	(4,414)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	(16)	-	(16)
Net cash used in financing activities	(16)	-	(16)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	973	-	973
Related party debt repayments	(318)	-	(318)
Net cash provided by financing activities	655	-	655
Exchange rate effect on cash and cash equivalents	(78)	-	(78)
Change in cash and cash equivalents during period	(3,853)	-	(3,853)
Cash and cash equivalents, beginning of period	7,317	-	7,317
Cash and cash equivalent, end of period	$3,464	$-	$3,464

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2022

(expressed in thousands of U.S. dollars, except share and per share data)

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the three months ended March 31, 2022

	Common Shares Outstanding	Common Stock	Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance, December 31, 2021	264,026,990	$120,935	$(104,494)	$(1,049)	$15,392
Exercise of warrants	-	-	-	-	-
Exercise of options	906,917	10	-	-	10
Debt conversions	3,149,809	2,100	-	-	2,100
Share based compensation	-	-	-	-	-
Reporting currency presentation	-	-	-	(18)	(18)
Loss for the period	-	-	(1,816)	-	(1,816)
Balance, March 31, 2022	268,083,716	$123,045	$(106,310)	$(1,067)	$15,668

Restatement Impacts
Balance, December 31, 2021	-	$-	$(1,096)	$-	$(1,096)
Reporting currency presentation	-	-	-	(20)	(20)
Loss for the period	-	-	(184)	-	(184)
Balance, March 31, 2022	-	$-	$(1,280)	$(20)	$(1,300)

Restated
Balance, December 31, 2021	264,026,990	$120,935	$(105,590)	$(1,049)	$14,296
Exercise of warrants	-	-	-	-	-
Exercise of options	906,917	10	-	-	10
Debt conversions	3,149,809	2,100	-	-	2,100
Share based compensation	-	-	-	-	-
Reporting currency presentation	-	-	-	(38)	(38)
Loss for the period	-	-	(2,000)	-	(2,000)
Balance, March 31, 2022	268,083,716	$123,045	$(107,590)	$(1,087)	$14,368

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the nine months ended March 31, 2022

	Common Shares Outstanding	Common Stock	Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance June 30, 2021	256,379,931	$113,882	$(99,076)	$(1,143)	$13,663
Exercise of warrants	871,750	543	-	-	543
Exercise of options	1,926,533	430	-	-	430
Debt conversions	8,905,502	6,622	-	-	6,622
Share based compensation	-	1,568	-	-	1,568
Reporting currency presentation	-	-	-	76	76
Loss for the period	-	-	(7,234)	-	(7,234)
Balance, March 31, 2022	268,083,716	$123,045	$(106,310)	$(1,067)	$15,668

Restatement Impacts
Balance June 30, 2021	-	$-	$(434)	$(16)	$(450)
Reporting currency presentation	-	-	-	(4)	(4)
Loss for the period	-	-	(846)	-	(846)
Balance, March 31, 2022	-	$-	$(1,280)	$(20)	$(1,300)

Restated
Balance June 30, 2021	256,379,931	$113,882	$(99,510)	$(1,159)	$13,213
Exercise of warrants	871,750	543	-	-	543
Exercise of options	1,926,533	430	-	-	430
Debt conversions	8,905,502	6,622	-	-	6,622
Share based compensation	-	1,568	-	-	1,568
Reporting currency presentation	-	-	-	72	72
Loss for the period	-	-	(8,080)	-	(8,080)
Balance, March 31, 2022	268,083,716	$123,045	$(107,590)	$(1,087)	$14,368

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded at the time the Original Form 10-K was filed on September 6, 2022 that, as of June 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Subsequent to that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting (Restated).” In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.

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

Management’s Report on Internal Control over Financial Reporting (Restated)

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

On September 6, 2022, we filed the Original Form 10-K. At the time, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, had performed an evaluation and concluded that our internal control over financial reporting was effective as of June 30, 2022. Subsequent to that evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2022, due to a material weakness relating to our controls, specifically, the Company’s controls over the accounting for non-routine transactions were not adequately designed to ensure the consideration of all related relevant accounting guidance when such transactions were recorded. Accordingly, management has restated its report on internal control over financial reporting. This material weakness resulted in the restatement of the Company’s consolidated financial statements with respect to the Affected Periods. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

Remediation Plan for the Material Weakness

In order to remediate the material weakness, the Company’s management plans to enhance the design of its control over the consideration of all related relevant accounting guidance for the initial recording and subsequent measurements of non-routine transactions. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that all related relevant accounting guidance for non-routine transactions has been considered in connection with the Company’s normal quarterly close and review procedures for each quarter. Until the material weakness is remediated, we will continue to perform additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

(1)	The Consolidated Financial Statements, together with the report thereon of BDO USA, LLP dated September 6, 2022, except as to the effects of 2, for which the date is October 28, 2022, are included as part of Item 8, “Financial Statements and Supplementary Data,” commencing on page 52 above.

(a)	Exhibits

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.1(6)	Form of Subscription Agreement in respect of units of the Company issued in July 2017
4.2(17)	Subscription Agreement, dated as of December 18, 2020, between the Company and Nordmin Engineering Ltd.
4.3(17)	Form of Nordmin Note
4.4(17)	Form of Nordmin Warrant Certificate
4.5(18)	Convertible Security Funding Agreement, dated February 26, 2021, between the Company and Lind Global Asset Management III, LLC
4.6(19)	Form of Lind Warrant Certificate, in respect of Lind III Warrants
4.7(22)	Amendment #1 to Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind Global Asset Management III, LLC
4.8(19)	Form of Subscription Agreement in respect of units of the Company issued in May 2021
4.9(20)	Form of Warrant Certificate in respect of warrants issued in May 2021
4.10(20)	Non-Transferable Broker Warrant Certificate, dated May 10, 2021, in respect of non-transferable broker warrants issued to Research Capital Corporation
4.11(23)	Form of Subscription Agreement in respect of units of the Company issued in June 2022

4.12(23)	Form of Warrants in respect of warrants issued in June 2022
4.13(24)	Non-Transferable Broker Warrant Certificate, dated June 30, 2022, in respect of non-transferable broker warrants issued to Research Capital Corporation
4.14(24)	Non-Transferable Broker Warrant Certificate, dated June 30, 2022, in respect of non-transferable broker warrants issued to Red Cloud Securities, Inc.
4.15(24)	Description of Securities
10.1#(8)	NioCorp Developments Ltd. Long Term Incentive Plan, effective as of November 9, 2017
10.2#(1)	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC
10.3#(14)	Amendment to Contract, dated September 1, 2019, between the Company and KMSmith, LLC
10.4#(14)	Contract Assignment and Novation Agreement, dated as of August 31, 2020, among the Company, KMSmith, LLC and 76 Resources, Inc.
10.5#(24)	Contract Assignment and Novation Agreement, dated as of August 1, 2021, among the Company, 76 Resources, Inc. and 76 Resources, LLC
10.6(2)**	Offtake agreement, dated June 13, 2006, between the Company and CMC Cometals, a division of Commercial Metals Company
10.7	Amendment No. 1 to Offtake Agreement, dated April 13, 2020, between the Company and Traxys North America LLC, as assignee
10.8(7)	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.9(14)**, ***	Woltemath 003J Amended and Restated Option to Purchase, dated January 4, 2017, among ECRC and Victor L. and Juanita E. Woltemath
10.10(14)**, ***	Woltemath 003J Extension to Option to Purchase, dated December 23, 2019, among ECRC and Victor L. and Juanita E. Woltemath
10.11(3)	Smith Credit Agreement
10.12(4)	Amending Agreement to Smith Credit Agreement, dated March 20, 2017, between the Company and Mark Smith
10.13(9)	Amending Agreement to Smith Credit Agreement, dated April 6, 2018, between the Company and Mark Smith
10.14(10)	Amending Agreement to Smith Credit Agreement, dated May 31, 2019, between the Company and Mark Smith
10.15(11)	Amending Agreement to Smith Credit Agreement, dated January 17, 2020, between the Company and Mark Smith
10.16(12)	Amending Agreement to Smith Credit Agreement, dated April 3, 2020, between the Company and Mark Smith
10.17(13)	Amending Agreement to Smith Credit Agreement, dated June 10, 2020, between the Company and Mark Smith
10.18(16)	Amending Agreement to Smith Credit Agreement, dated December 14, 2020, between the Company and Mark Smith
10.19(21)	Amending Agreement to Smith Credit Agreement, dated December 13, 2021, between the Company and Mark Smith
10.20(23)	Amending Agreement to Smith Credit Agreement, dated June 29, 2022, between the Company and Mark Smith
10.21(5)	Security Agreement, dated June 17, 2015, from the Company to Mark Smith
10.22(15)	NioCorp Developments Ltd. Long Term Incentive Plan, as amended
21.1(1)	Subsidiaries of NioCorp Developments Ltd.
23.1	Consent of BDO USA, LLP
23.2(24)	Consent of Dahrouge Geological Consulting USA Ltd.
23.3(24)	Consent of Understood Mineral Resources Ltd.
23.4(24)	Consent of Optimize Group Inc.
23.5(24)	Consent of Tetra Tech
23.6(24)	Consent of Adrian Brown Consultants Inc.
23.7(24)	Consent of Magemi Mining Inc.
23.8(24)	Consent of L3 Process Development
23.9(24)	Consent of Olsson
23.10(24)	Consent of A2GC
23.11(24)	Consent of Metallurgy Concept Solutions
23.12(24)	Consent of Scott Honan, M.Sc., SME-RM, NioCorp
23.13(24)	Consent of Everett Bird, P.E., Cementation
23.14(24)	Consent of Alex Broili, P.E., Cementation
23.15(24)	Consent of Matt Hales, P.E., Cementation

23.16(24)	Consent of Mahmood Khwaja, P.E., CDM Smith
23.17(24)	Consent of Martin Lepage, P.Eng., Ing., Cementation
23.18(24)	Consent of Wynand Marx, M.Eng., BBE Consulting
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1(24)	S-K 1300 Elk Creek Technical Report Summary
101.INS(25)	XBRL Instance Document
101.SCH(25)	XBRL Taxonomy Extension – Schema
101.CAL(25)	XBRL Taxonomy Extension – Calculations
101.DEF(25)	XBRL Taxonomy Extension – Definitions
101.LAB(25)	XBRL Taxonomy Extension – Labels
101.PRE(25)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement or agreement.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

***	Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-213451) filed with the SEC on September 2, 2016 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 20, 2017 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on March 24, 2017 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-217272) filed with the SEC on April 12, 2017 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on August 1, 2017 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on August 29, 2017 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 13, 2017 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 9, 2018 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 5, 2019 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 17, 2020 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on April 3, 2020 and incorporated herein by reference

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 10, 2020 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 16, 2020 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 6, 2020 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on December 14, 2020 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on December 18, 2020 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 17, 2021 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on May 12, 2021 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-257195) filed with the SEC on June 21, 2021 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on December 13, 2021 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Current Report on Form 10-Q (File No. 000-55710) filed with the SEC on February 4, 2022 and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 30, 2022 and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 6, 2022 and incorporated herein by reference.

(25)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2022 and June 30, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2022, 2021 and 2020, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2022, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity for the years ended June 30, 2022, 2021 and 2020, (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/ Neal Shah
Neal Shah Chief Financial Officer

October 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 31, 2022.

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