Form 10-Q
period 2022-09-30
NIOCORP DEVELOPMENTS LTD
filed 2022-11-14
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 279,450,884 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	September 30, 2022	June 30, 2022
ASSETS
Current
Cash		$3,192	$5,280
Prepaid expenses and other		189	402
Total current assets		3,381	5,682
Non-current
Deferred transaction costs	5	2,809	-
Deposits		35	35
Investment in equity securities		10	10
Right-of-use assets		76	94
Land and buildings, net		850	850
Mineral interests		16,085	16,085
Total assets		$23,246	$22,756

LIABILITIES
Current
Accounts payable and accrued liabilities	6	$3,670	$817
Related party loan	9	2,000	2,000
Convertible debt	7	755	2,169
Operating lease liability	11	86	82
Total current liabilities		6,511	5,068
Non-current
Operating lease liability		-	23
Total liabilities		6,511	5,091
SHAREHOLDERS’ EQUITY
Common shares, unlimited shares authorized; shares outstanding: 279,393,227 at September 30, 2022 and 276,670,606 at June 30, 2022	8	130,684	129,055
Accumulated deficit		(112,951)	(110,397)
Accumulated other comprehensive loss		(998)	(993)
Total shareholders’ equity		16,735	17,665
Total liabilities and equity		$23,246	$22,756

The accompanying notes are an integral part of these condensed consolidated financial statements

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended September 30,
	Note	2022	2021
Operating expenses
Employee related costs		$293	$319
Professional fees		164	90
Exploration expenditures	10	1,288	621
Other operating expenses		337	226
Total operating expenses		2,082	1,256

Foreign exchange loss		173	225
Interest expense		300	605
Other (gain) loss on equity securities		(1)	2
Loss before income taxes		2,554	2,088
Income tax benefit		-	-
Net loss	4	$2,554	$2,088

Other comprehensive loss:
Net loss		$2,554	$2,088
Other comprehensive loss (gain):
Reporting currency translation		5	(124)
Total comprehensive loss		$2,559	$1,964

Loss per common share, basic and diluted		$0.01	$0.01

Weighted average common shares outstanding		277,926,316	258,023,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the three months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,554)	$(2,088)
Adjustments to reconcile net loss to net cash used in operations:
Unrealized (gain) loss on equity securities	(1)	2
Accretion of convertible debt	236	551
Noncash lease expense	(2)	(1)
Depreciation	1	1
Foreign exchange loss	177	288
	(2,143)	(1,247)
Change in working capital items:
Prepaid expenses and other	209	(270)
Accounts payable and accrued liabilities	196	(92)
Net cash used in operating activities	(1,738)	(1,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	-	(16)
Net cash used in financing activities	-	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	-	664
Share issue costs	(21)	-
Related party debt repayments	-	(318)
Net cash provided by financing activities	(21)	346
Exchange rate effect on cash and cash equivalents	(329)	(170)
Change in cash and cash equivalents during period	(2,088)	(1,449)
Cash and cash equivalents, beginning of period	5,280	7,317
Cash and cash equivalent, end of period	$3,192	$5,868

Supplemental cash flow information:
Amounts paid for interest	$-	$40
Amounts paid for income taxes	-	-
Non-cash financing transactions:
Conversions of debt for common shares	$1,650	$1,350
Deferred transaction costs, accrued but not paid	2,809	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	For the three months ended September 30, 2022 and 2021
	Common Shares Outstanding	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2021	256,379,931	$113,882	$(99,510)	$(1,159)	$13,213
Exercise of warrants	871,750	543	-	-	543
Exercise of options	282,702	121	-	-	121
Debt conversions	1,583,986	1,350	-	-	1,350
Reporting currency translation	-	-	-	124	124
Loss for the period	-	-	(2,088)	-	(2,088)
Balance, September 30, 2021	259,118,369	$115,896	$(101,598)	$(1,035)	$13,263

Balance, June 30, 2022	276,670,606	$129,055	$(110,397)	$(993)	$17,665
Debt conversions	2,722,621	1,650	-	-	1,650
Share issuance costs	-	(21)	-	-	(21)
Reporting currency translation	-	-	-	(5)	(5)
Loss for the period	-	-	(2,554)	-	(2,554)
Balance, September 30, 2022	279,393,227	$130,684	$(112,951)	$(998)	$16,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

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

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project to construction and commercial operation. As further discussed in Note 4, these matters raised substantial doubt about the Company's ability to continue as a going concern, and the Company is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors.

2.	BASIS OF PREPARATION

a)	Basis of Preparation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2022. Certain transactions include reference to Canadian dollars (“C$”) where applicable.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows at September 30, 2022, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2022. The interim results are not necessarily indicative of results for the full year ending June 30, 2023, or future operating periods.

b)	Recent Accounting Standards

Issued and Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on July 1, 2022, with no material effect on the Company’ s current financial position, results of operations or financial statement disclosures.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

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

Basic net loss per share is computed by dividing net loss by the weighted average number of Common Shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Common Share equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. For purposes of this calculation, options to purchase Common Shares (“Options”) and warrants to purchase Common Shares (“Warrants”) are considered to be Common Share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying Options, Warrants, and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as indicated below.

	For the three months ended September 30,
Excluded potentially dilutive securities (1):	2022	2021
Options	14,464,000	15,225,000
Warrants	18,516,253	13,470,118
Convertible debt	1,030,000	14,744,000
Total potential dilutive securities	34,010,253	43,439,118

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

3.	RESTATEMENT

As previously reported, the Company restated its consolidated balance sheets as of June 30, 2022 and 2021, and consolidated statements of operations and comprehensive income, equity and cash flows for the years ended June 30, 2022 and 2021. In addition, the restatement impacted the first, second and third quarters of our fiscal year ended June 30, 2022. The summarized restatement impacts for the comparable interim period in fiscal year 2022 are presented below. The restatement corrects errors related to the accounting for the unamortized deferred financing costs and debt discounts upon extinguishments of debt related to debt conversions.

.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended September 30, 2021

	For the three months ended September 30, 2021
	As Previously Reported	Restatement Impacts	Restated
Foreign exchange loss	$210	$15	$225
Interest expense	492	113	605
Loss before income taxes	1,960	128	2,088
Net loss	1,960	128	2,088
Reporting currency translation	(109)	(15)	(124)
Total comprehensive loss	1,851	113	1,964

Restatement Impacts to the Condensed Consolidated Statement of Cash Flows (unaudited)

For the Three Months Ended September 30, 2021

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(1,960)	$(128)	$(2,088)
Accretion of convertible debt	438	113	551
Foreign exchange loss	273	15	288

Restatement Impacts to the Condensed Consolidated Statement of Shareholders' Equity (unaudited)

For the Three Months Ended September 30, 2021

	As Previously Reported	Restatement Impacts	Restated
June 30, 2021 opening balance adjustments:
Deficit	$(99,076)	$(434)	$(99,510)
Accumulated other comprehensive loss	(1,143)	(16)	(1,159)
Total Shareholders’ equity	13,663	(450)	13,213
Activity adjustments:
Loss for the period	(1,960)	(128)	(2,088)
Reporting currency translation	109	15	124
September 30, 2021 ending balance adjustments:
Deficit	(101,036)	(562)	(101,598)
Accumulated other comprehensive loss	(1,034)	(1)	(1,035)
Total equity	13,826	(563)	13,263

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

4.	GOING CONCERN ISSUES

The Company incurred a loss of $2,554 for the three months ended September 30, 2022 (2021 - $2,088) and had a working capital deficit of $3,130 and an accumulated deficit of $112,951 as of September 30, 2022. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of September 30, 2022, the Company had cash of $3,192 which may not be sufficient to fund normal operations for the next twelve months without deferring payment on certain liabilities or raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures, which have historically averaged approximately $1,265 per quarter over the preceding three-year period, is dependent on management’s ability to secure additional financing. Management is actively pursuing additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the proposed business combination and potential financing packages discussed in Note 13, the Company did not have any further funding commitments or arrangements for additional financing as of September 30, 2022. These consolidated financial statements do not give effect to any adjustments required to realize the Company’s assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Since March 2020, several measures have been implemented in the United States, Canada, and the rest of the world in response to the increased impact from the novel coronavirus (“COVID-19”) pandemic and subsequent COVID-19 variants. In addition, recent worldwide events have created general global economic uncertainty as well as uncertainty in capital markets, supply chain disruptions, increased interest rates, and the potential for geographic recessions. We believe this could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year. The full extent to which these events and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time.

5.	DEFERRED TRANSACTION COSTS

The Company has deferred third-party costs, including legal fees, other professional and consulting fees, and due diligence fees, incurred in connection with the proposed transaction discussed in Note 13. These costs are deferred until closing, at which time a portion of the costs will be recorded against convertible debt to be entered into in connection with the proposed transaction, with the remainder treated as a reduction to the value of Common Shares issued.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of
	Note	September 30, 2022	June 30, 2022
Accounts payable, trade		$2,904	$115
Accounts payable accruals		467	654
Consent accrual	13	200	-
Interest payable to related party	9	51	-
Other accruals		48	48
Total accounts payable and accrued liabilities		$3,670	$817

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

7.	CONVERTIBLE DEBT

Changes in the convertible security (the “Lind III Convertible Security”) issued to Lind Global Asset Management III, LLC, are as follows:

Lind III Convertible Security
Balance, June 30, 2022	$2,169
Accretion expense	236
Conversions	(1,650)
Balance, September 30, 2022	$755

Based on the Company’s closing Common Share price of C$1.43 as of September 30, 2022, conversion of the remaining Lind III Convertible Security undiscounted face value of $815 (including accrued interest) would require the issuance of approximately 1,030,000 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total Common Shares the Company would be obligated to issue would change by approximately 8,000 shares.

8.	COMMON SHARES

a)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2022	14,464,000	C$	0.83
Granted	-		-
Exercised	-		-
Cancelled/expired	-		-
Balance, September 30, 2022	14,464,000	C$	0.83

The following table summarizes information about Options outstanding at September 30, 2022:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
C$	0.47	November 9, 2022	2,804,000	C$	2,692	2,804,000	C$	2,692
C$	0.84	September 18, 2023	1,050,000		619	1,050,000		619
C$	0.54	November 15, 2023	3,785,000		3,369	3,785,000		3,369
C$	0.75	December 14, 2023	1,825,000		1,241	1,825,000		1,241
C$	0.75	December 16, 2023	525,000		357	525,000		357
C$	1.36	December 17, 2024	3,975,000		278	3,975,000		278
C$	1.10	May 30, 2025	500,000		165	500,000		165
			14,464,000	C$	8,721	14,464,000	C$	8,721

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$1.43 as of September 30, 2022, that would have been received by the Option holders had all Option holders exercised their Options as of that date. There were no in-the-money Options vested and exercisable as of September 30, 2022. As of September 30, 2022, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

b)	Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2022	18,516,253	C$	1.16
Granted	-		-
Exercised	-		-
Cancelled/expired	-		-
Balance, September 30, 2022	18,516,253	C$	1.16

At September 30, 2022, the Company had outstanding exercisable Common Share purchase warrants (“Warrants”), as follows:

Number	Exercise Price		Expiry Date
500,000	C$	0.80	December 18, 2022
4,412,118	C$	1.63	May 10, 2023
5,046,135	C$	1.10	June 30, 2024
8,558,000	C$	0.97	February 19, 2025
18,516,253

9.	RELATED PARTY TRANSACTIONS AND BALANCES

Borrowings under the non-revolving credit facility agreement (the “Smith Credit Facility”) with Mark Smith, Chief Executive Officer, President, and Executive Chairman of NioCorp, bear interest at a rate of 10% and drawdowns from the Smith Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Smith Credit Facility are secured by all of the Company’s assets pursuant to a general security agreement. The Smith Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. The maturity date for the Smith Credit Facility is June 30, 2023.

As of September 30, 2022, the principal amount outstanding under the Smith Credit Facility was $2,000 and accounts payable and accrued liabilities as of September 30, 2022, include accrued interest of $51 payable under the Smith Credit Facility.

10.	EXPLORATION EXPENDITURES

	For the Three Months Ended September 30,
	2022	2021
Technical studies and engineering	$141	$50
Field management and other	154	124
Metallurgical development	993	436
Geologists and field staff	-	11
Total	$1,288	$621

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

11.	LEASES

	For the Three Months Ended September 30,
	2022	2021
Operating Lease Cost:
Fixed rent expense	$21	$21
Variable rent expense	3	2
Short term lease cost	2	5
Sublease income	(6)	(5)
Net lease cost – other operating expense	20	23

The maturities of lease liabilities are as follows at September 30, 2022:

Fiscal Year Lease Maturities
Total lease payments – through September 2023	$93
Less portion of payments representing interest	(7)
Present value of lease payments – current lease liability	$86

12.	FAIR VALUE MEASUREMENTS

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022, and June 30, 2022, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,192	$3,192	$-	$-
Equity securities	10	10	-	-
Total	$3,202	$3,202	$-	$-

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,280	$5,280	$-	$-
Equity securities	10	10	-	-
Total	$5,290	$5,290	$-	$-

The Lind III Convertible Security discussed in Note 7 was initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At September 30, 2022 and June 30, 2022, the estimated fair value of this instrument approximated carrying value given that the instrument was issued in fiscal 2021 and has a short time period until maturity.

13.	PROPOSED TRANSACTION

On September 25, 2022, the Company, GX Acquisition Corp. II, a Delaware corporation (“GXII”), and Big Red Merger Sub Ltd (“Merger Sub”), a Delaware corporation incorporated in September 2022, and a direct, wholly owned subsidiary of the Company, entered into a business combination agreement (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, as the result of a series of transactions, GXII will become a subsidiary of the Company (as successor by merger to the Company’s subsidiary, Elk Creek Resources Corporation, a Delaware corporation (“ECRC”)), with the pre-combination public shareholders of GXII receiving Common Shares based on a fixed exchange ratio of 11.1829212 (the “Exchange Ratio”) Common Shares for each GXII Class A common share held and not redeemed, and the GXII founders receiving shares in GXII (as successor by merger to ECRC) based on the Exchange Ratio. Pursuant to the Business Combination Agreement, after closing, the GXII founders will have the right to exchange such shares for Common Shares on a one-for-one basis under certain conditions. Pursuant to the Business Combination Agreement, the Company will also assume the obligations under the issued and outstanding GXII warrants, which will be converted into warrants exercisable into Common Shares following closing of the Transaction. The Business Combination Agreement contemplates that the Company will undertake a reverse stock split of the Common Shares at the time of close in connection with an expected cross-listing to the Nasdaq Stock Market (“Nasdaq”). In addition, pursuant to the Business Combination Agreement, post-closing, the Company’s Board will include two directors from pre-combination GXII. The transactions contemplated by the Business Combination Agreement and the ancillary agreements thereto are referred to collectively as the “Transaction.”

As currently structured, the Business Combination Agreement is expected to be accounted for as a recapitalization in accordance with GAAP. Under this method of accounting, GXII will be treated as the “acquired” company for financial reporting purposes. Accordingly, the transaction is treated as the equivalent of NioCorp issuing Common Shares for the net assets of GXII, accompanied by a recapitalization. The net assets of GXII will be stated at historical cost, with no goodwill or other intangible assets recorded.

In addition, in connection with the entry into the Business Combination Agreement, the Company announced the signing of non-binding letters of intent (“LOIs”) for two separate financing packages with Yorkville Advisors Global, LP (“Yorkville”). Subject to entering into definitive agreements, these financings could provide the Company with access to up to an additional $81.0 million to help advance the Elk Creek Project. The financings contemplated by the LOIs include $16.0 million in convertible debentures that are expected to be funded at the closing of the Transaction, and subject to certain limitations can be repaid by the Company in either cash or Common Shares, and a standby equity purchase facility pursuant to which the Company will have the ability to

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

require Yorkville, subject to the conditions set out in the definitive agreements, to purchase up to $65.0 million of its Common Shares.

The proposed Transaction is expected to close in the first calendar quarter of 2023, subject to the satisfaction or waiver of certain customary closing conditions contained in the Business Combination Agreement, including, among other things, (i) obtaining required approvals of the Transaction and related matters by the respective shareholders of NioCorp and GXII, (ii) the effectiveness of the registration statement on Form S-4 that the Company originally filed on November 7, 2022, (iii) receipt of approval for listing on Nasdaq of the NioCorp Common Shares to be issued in connection with the Transaction, (iv) receipt of approval for listing on Nasdaq of the NioCorp warrants to be issued in exchange for the GXII warrants that NioCorp has agreed to assume, (v) receipt of approval from the TSX with respect to the issuance and listing of the NioCorp Common Shares issuable in connection with the Transaction, (vi) that NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have at least $5.000001 million of net tangible assets upon the consummation of the Transaction, after giving effect to any redemptions by GXII public stockholders and after payment of underwriters’ fees or commissions, (vii) that, at closing, NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have received cash in an amount equal to or greater than $15.0 million, subject to certain adjustments, and (viii) the absence of any injunctions enjoining or prohibiting the consummation of the Business Combination Agreement. The proposed additional financings contemplated by the LOIs will also be subject to the approval of the TSX and the Company’s shareholders.

On September 25, 2022, the Company and Lind entered into an agreement (the “Lind Consent”), which included the following principal terms: (i) the consent of Lind to the Transaction and Yorkville financing transactions, including all actions taken by NioCorp as set out in the Business Combination Agreement to permit the completion of the Transaction; (ii) the consent of Lind to NioCorp’s expected Nasdaq listing and the consolidation of the NioCorp Common Shares in order to meet the minimum listing requirements thereof; (iii) the waiver of Lind of its participation right for up to 15% of the total offering in the proposed standby equity purchase agreement between NioCorp and Yorkville; and (iv) the waiver of Lind of certain restrictive covenants in the Lind III Convertible Security.

As consideration for entering into the Lind Consent, Lind received, amongst other things: (i) the right to receive payment of $500, which will be reduced to $200 if the Transaction have not been consummated on or before April 30, 2023 (collectively, the Consent Payment”); (ii) an extension of its existing participation rights under the Lind III Convertible Security in future financings of NioCorp for a further two year period, subject to certain exceptions as well as an extension of such participation rights beyond the additional two year period if Yorkville or any affiliate is a party to any such applicable transaction; and (iii) the right to receive additional warrants (the “Consent Warrants”) if on the date that is eighteen months following consummation of the Transaction, the closing trading price of the NioCorp Common Shares on the TSX or such other stock exchange on which such shares may then be listed, is less than C$1.00, subject to adjustments. The number of Consent Warrants to be issued is based on the Canadian dollar equivalent (based on the then current Canadian to US dollar exchange rate as reported by Bloomberg, LP) of $5.0 million divided by the five-day VWAP of NioCorp Common Shares on the date of issuance. Further, the number of Consent Warrants issued will be proportionately adjusted based on the percentage of warrants currently held by Lind that are exercised, if any, prior to the issuance of any Consent Warrants.

The final Consent Payment value and the issuance of Consent Warrants under the Lind Consent, if any, are subject to shareholders’ approval of the Transaction, an event which is outside of management control. Therefore, pending shareholders’ approval of the Transaction, the Company has included the minimum $200 payment at September 30, 2022, as an accrued liability (see Note 6) with a corresponding increase in deferred transaction costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of, and for the three months ended September 30, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

All currency amounts are stated in thousands of U.S. dollars unless noted otherwise.

As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company,” “NioCorp,” and “us” refer to NioCorp Developments Ltd. and its subsidiaries, collectively.

Note Regarding Forward-Looking Statements

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors, and may include statements regarding our cash and other funding requirements and timing and sources thereof; results of feasibility studies; the accuracy of mineral resource and reserve estimates and assumptions on which they are based; the results of economic assessments and exploration activities; and current market conditions and project development plans, and the Transaction (as defined below). The material assumptions used to develop the forward-looking statements and forward-looking information included in this Quarterly Report on Form 10-Q include: our expectations of mineral prices; our forecasts and expected cash flows; our projected capital and operating costs; accuracy of mineral resource estimates and resource modeling and feasibility study results; expectations regarding mining and metallurgical recoveries; timing and reliability of sampling and assay data; anticipated political and social conditions; expected national and local government policies, including legal reforms; successful advancement of the Company’s required permitting processes; and the ability to successfully raise additional capital; NioCorp and GXII (as defined below) being able to receive all required regulatory, third-party and shareholder approvals for the proposed Transaction; the amount of redemptions by GXII public stockholders; the execution of definitive agreements relating to the convertible debenture transaction and the standby equity purchase facility contemplated by the term sheets with Yorkville (as defined below); and other current estimates and assumptions regarding the proposed Transaction and its benefits.

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

Risks Related to Our Business:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to our history of losses;
●	risks related to the restatement of our consolidated financial statements with respect to the Affected Periods and the impact of such restatement on our future financial statements and other financial measures;
●	risks related to the material weakness in our internal control over financial reporting, our efforts to remediate such material weakness and the timing of remediation;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to a disruption in, or failure of, our information technology systems, including those related to cybersecurity;
●	risks related to equipment and supply shortages;
●	risks related to current and future offtake agreements, joint ventures, and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the effects of the COVID-19 pandemic or other global health crises on our business plans, financial condition and liquidity; and
●	risks related to the ability to enforce judgment against certain of our directors.

Risks Related to Mining and Exploration:

●	risks related to estimates of mineral resources and reserves;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to the establishment of a reserve and resource for Rare Earth Elements (“REEs” or “Rare Earths”) and the development of a viable recovery process for REEs;
●	risks related to the estimation of mineral resources and mineral reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to competition in the mining industry;
●	risks related to the management of the water balance at our Elk Creek Project;
●	risks related to claims on the title to our properties;
●	risks related to potential future litigation; and
●	risks related to our lack of insurance covering all our operations.

Risks Related to Government Regulations:

●	risks related to our ability to obtain or renew permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to changes in federal and/or state laws that may significantly affect the mining industry;
●	risks related to the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; and
●	risks related to land reclamation requirements.

Risks Related to Our Debt:

●	risks related to covenants contained in agreements with our secured creditors that may affect our assets; and
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing.

Risks Related to Our Common Shares:

●	risks related to qualifying as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended; and
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules.

Risks Related to the Proposed Transaction

●	risks related to the amount of any redemptions by GXII public stockholders being greater than expected, which may reduce the cash in trust available to NioCorp upon the consummation of the Transaction;

●	risks related to the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreement (as defined below) and/or payment of the termination fees;

●	risks related to the outcome of any legal proceedings that may be instituted against NioCorp or GXII following announcement of the Business Combination Agreement and the Transaction;

●	risks related to the inability to complete the Transaction due to, among other things, the failure to obtain NioCorp shareholder approval or GXII stockholder approval or the execution of definitive agreements relating to the convertible debenture transaction and the standby equity purchase facility contemplated by the term sheets with Yorkville;

●	the risk that the announcement and consummation of the Transaction disrupts NioCorp’s current plans;

●	risks relating to the ability to recognize the anticipated benefits of the Transaction;

●	risks relating to unexpected costs related to the Transaction; and

●	the risks that the consummation of the Transaction is substantially delayed or does not occur, including prior to the date on which GXII is required to liquidate under the terms of its charter documents.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2022, as well as other factors described elsewhere in this report and the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

Qualified Person

All technical and scientific information included in this Quarterly Report on Form 10-Q derived from the June 2022 Elk Creek Project feasibility study prepared by qualified persons (within the meaning of both National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and subpart 1300 of Regulation S-K (“S-K 1300”), as applicable) has been reviewed and approved by Scott Honan, M.Sc., SME-RM, NioCorp’s Chief Operating Officer. Mr. Honan is a “Qualified Person” as such term is defined in NI 43-101 and S-K 1300.

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium (“Nb”), Scandium (“Sc”) and Titanium (“Ti”) development stage property. The Company is evaluating the potential to produce several Rare Earth byproducts from the Elk Creek Project. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy (“HSLA”) steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics. Rare Earths are critical to electrification and decarbonization initiatives and can be used to manufacture the strongest permanent magnets commercially available.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete mine development and construction of the Elk Creek Project.

Recent Corporate Events

On September 25, 2022, the Company, GXII, and Merger Sub, entered into the Business Combination Agreement. Pursuant to the Business Combination Agreement, as the result of a series of transactions, GXII will become a subsidiary of the Company (as successor by merger to the Company’s subsidiary, ECRC), with the pre-combination public shareholders of GXII receiving Common Shares based on the Exchange Ratio of 11.1829212 Common Shares for each GXII Class A common share held and not redeemed, and the GXII founders receiving shares in GXII (as successor by merger to ECRC) based on the Exchange Ratio. Pursuant to the Business Combination Agreement, after closing, the GXII founders will have the right to exchange such shares for Common Shares on a one-for-one basis under certain conditions. Pursuant to the Business Combination Agreement, the Company will also assume the obligations under the issued and outstanding GXII warrants, which will be converted into warrants exercisable into Common Shares following closing of the Transaction. The Business Combination Agreement contemplates that the Company will undertake a reverse stock split of the Common Shares at the time of close in connection with an expected cross-listing to Nasdaq. In addition, pursuant to the Business Combination Agreement, post-closing, the Company’s Board will include two directors from pre-combination GXII. The transactions contemplated by the Business Combination Agreement and the ancillary agreements thereto are referred to collectively as the “Transaction.”

The business combination pursuant to the Business Combination Agreement will be accounted for as a recapitalization in accordance with GAAP. Under this method of accounting, GXII will be treated as the “acquired” company for financial reporting purposes. Accordingly, the transaction is treated as the equivalent of NioCorp issuing Common Shares for the net assets of GXII, accompanied by a recapitalization. The net assets of GXII will be stated at historical cost, with no goodwill or other intangible assets recorded.

In addition, in connection with the entry into the Business Combination Agreement, the Company announced the signing of non-binding LOIs for two separate financing packages with Yorkville. Subject to entering into definitive agreements, these financings could provide the Company with access to up to an additional $81.0 million to help advance the Elk Creek Project. The financings contemplated by the LOIs include $16.0 million in convertible debentures that are expected to be funded at the closing of the Transaction, and subject to certain limitations can be repaid by the Company in either cash or Common Shares, and a standby equity purchase facility pursuant to which the Company will have the ability to require Yorkville, subject to the conditions set out in the definitive agreements, to purchase up to $65.0 million of its Common Shares.

The proposed Transaction is expected to close in the first calendar quarter of 2023, subject to the satisfaction or waiver of certain customary closing conditions contained in the Business Combination Agreement, including, among other things, (i) obtaining required approvals of the Transaction and related matters by the respective shareholders of NioCorp and GXII, (ii) the effectiveness of the registration statement on Form S-4 that the Company originally filed on November 7, 2022, (iii) receipt of approval for listing on Nasdaq of the NioCorp Common Shares to be issued in connection with the Transaction, (iv) receipt of approval for listing on Nasdaq of the NioCorp warrants to be issued in exchange for the GXII warrants that NioCorp has agreed to assume, (v) receipt of approval from the TSX with respect to the issuance and listing of the NioCorp Common Shares issuable in connection with the Transaction, (vi) that NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have at least $5.000001 million of net tangible assets upon the consummation of the Transaction, after giving effect to any redemptions by GXII public stockholders and after payment of underwriters’ fees or commissions, (vii) that, at closing, NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have received cash in an amount equal to or greater than $15.0 million, subject to certain adjustments, and (viii) the absence of any injunctions enjoining or prohibiting the consummation of the Business Combination Agreement. The proposed additional financings contemplated by the LOIs will also be subject to the approval of the TSX and the Company’s shareholders.

Final proceeds will depend upon redemption rates of current GXII shareholders at the consummation of the proposed Transaction. In connection with the closing of the Transaction, a significant number of GXII shareholders may exercise their redemption rights. See Part II, Item 1A, “Risk Factors—If the Transaction is consummated, the combined company may not realize all or any of the anticipated benefits expected as a result of the Transaction.”

Elk Creek Project Update

On September 6, 2022, the Company announced that it filed with the SEC a Technical Report Summary (“TRS”) based on the Company’s 2022 Feasibility Study for the Elk Creek Critical Minerals Project. The TRS was filed with the SEC to comply with Item 601(b)(96) and S-K 1300, which regulates disclosure of Mineral Resources and Mineral Reserves. A companion Technical Report for Canadian purposes, pursuant to National Instrument 43-101 (“NI 43-101”), was filed by NioCorp on SEDAR on June 28, 2022. The technical data and economic conclusions of these reports are substantively identical, with minor differences between the reports resulting only from the respective disclosure requirements of S-K 1300 and NI 43-101.

On September 6, 2022, the Company announced that its demonstration-scale processing plant (the “demonstration plant”) in Quebec, Canada had commenced a three-tonne sample of representative ore from the Elk Creek Project. The demonstration plant project is intended to demonstrate that the Company can extract and separate rare earth elements from ore that NioCorp expects to mine from the Project site, subject to receipt of necessary project financing, and that its simplified process for potentially producing niobium, scandium, and titanium is technically and economically feasible.

The demonstration plant will process Elk Creek ore samples in three phases.

●	Phase 1 is designed to demonstrate a new approach to the initial processing of the ore that NioCorp expects to mine from the Project site, subject to receipt of necessary project funding, including calcination, initial leaching, and rare earth extraction;

●	Phase 2 is designed to demonstrate an improved process for the second stage of leaching along with Niobium and Titanium separation; and

●	Phase 3 is designed to demonstrate the technical viability of separating high-purity versions of several target magnetic rare earth products from Elk Creek ore samples, as well as confirming previously achieved high recovery rates for high-purity Scandium trioxide.

The potential magnetic rare earth products include Neodymium-Praseodymium (“NdPr”) oxide, Dysprosium oxide, and Terbium oxide. NioCorp will utilize conventional solvent extraction (“SX”) technology to test a rare earth separation approach developed by NioCorp and L3 Process Innovation (“L3”).

On October 25, 2022, the Company announced that its demonstration plant had completed demonstrating its planned process for removing calcium and magnesium from ore obtained from the Elk Creek Project. This positive result, which is part of Phase I operations of the demonstration plant, is a key milestone in NioCorp’s proposed optimization of its process flow sheet for the Project, which was designed by L3 and NioCorp.

The well-known and time-tested process NioCorp is employing to remove calcium and magnesium carbonates from the ore using thermal treatment and leaching is part of the demonstration plant’s Phase I flowsheet. This step operated successfully, and the removed calcium and magnesium were produced at demonstration scale as a mixed calcium and magnesium carbonate. Removing carbonate minerals in this fashion is expected to reduce the size of the follow-on planned production steps and make them more efficient. Characterization of the calcium and magnesium carbonate from the completed demonstration plant production runs has demonstrated very low levels of impurities, and an overall 99% purity of the mixed calcium-magnesium carbonate. Phase I demonstration plant operations will continue with calcination and a ramp-up of leaching operations as testwork and assembly of Phase II and Phase III of the demonstration plant’s planned operations proceed in parallel.

Other Activities

Our long-term financing efforts continued during the quarter ended September 30, 2022, including the proposed Transaction, discussed above. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local permits;
●	Continued evaluation of the potential to produce Rare Earth products;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production from the project;
●	Negotiation and completion of engineering, procurement and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Land clearing operations intended to prepare property owned by ECRC for the commencement of project construction,
●	Initiation of long-lead equipment procurement activities; and
●	Operation of a small-scale demonstration plant to address process recommendations contained in the NI 43-101 technical report for the Elk Creek Project filed on SEDAR on May 29, 2019 and to quantify REE metallurgical performance.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

	For the Three Months Ended September 30,
	2022	2021
Operating expenses
Employee-related costs	$293	$319
Professional fees	164	90
Exploration expenditures	1,288	621
Other operating expenses	337	226
Total operating expenses	2,082	1,256

Foreign exchange loss	173	225
Interest expense	300	605
Loss (gain) on equity securities	(1)	2
Income tax benefit	-	-
Net loss	$2,554	$2,088

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Significant items affecting operating expenses are noted below:

Employee-related costs decreased in 2022 as compared to 2021 due to timing of the retirement of our general counsel in the second quarter of fiscal 2021.

Professional fees increased in 2022 as compared to 2021, primarily due to the timing of legal services related to the TRS filed with the SEC on September 6, 2022.

Exploration expenditures increased in 2022 as compared to 2021, primarily due to the timing of demonstration plant development and start-up costs incurred in 2022, as well as costs related to the completion and filing of the TRS filed with the SEC on September 6, 2022.

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

Other significant items impacting the change in the Company’s net loss are noted below:

Foreign exchange loss is primarily due to changes in the U.S. dollar against the Canadian dollar and reflects the timing of foreign currency transactions, primarily U.S. dollar-based related party loans, and subsequent changes in exchange rates. The decline in foreign exchange loss during 2022 as compared 2021 is due to a declining U.S. dollar-based debt balance, partially offset by increased foreign exchange rates in 2022.

Interest expense decreased in 2022 as compared to 2021 due to the impacts of conversions on the outstanding balance of the Lind III Convertible Security.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, the exercise of incentive stock options and share purchase warrants, and related party loans.

As of September 30, 2022, the Company had cash of $3.2 million and a working capital deficit of $3.1 million, compared to cash of $5.3 million and working capital surplus of $0.6 million on June 30, 2022.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $16.0 million until June 30, 2023. In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures are approximately $1,125 per month where approximately $475 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $650 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly owned subsidiary, ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it does not have sufficient cash to continue to fund basic operations for the next twelve months, and additional funds totaling $12.0 million to $13.5 million are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $6 until June 30, 2023. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2023, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On September 25, 2022, the Company, GXII and Merger Sub entered into the Business Combination Agreement. The NioCorp Board considered a number of factors as generally supporting its decision to enter into the Business Combination Agreement, including, but not limited to, the following material factors:

●	Anticipated Acceleration of Financing Efforts. The Transaction has the potential to (1) provide NioCorp with up to $285.0 million in net cash proceeds at the consummation of the Transaction, depending upon the amount of redemptions by GXII public stockholders, and up to an additional $81.0 million over the next three years (as further discussed below), depending on the consummation of other additional financing arrangements that NioCorp and GXII intend to pursue prior to and following the expected closing of the Transaction and (2) significantly accelerate NioCorp’s efforts to obtain the required Elk Creek Project financing by increasing exposure to institutional investors looking to make strategic investments in critical minerals plays that are crucial to the world’s clean energy transition;

●	Non-Binding Yorkville Term Sheets. The signing of non-binding LOIs for two separate financing packages with Yorkville, where, subject to entering into definitive agreements, such financings could provide NioCorp with access to up to an additional $81.0 million to help advance the Elk Creek Project. The financings contemplated by the LOIs include $16.0 million in convertible debentures that are expected to be funded at the closing of the Transaction, and subject to certain limitations can be repaid by NioCorp in either cash or NioCorp Common Shares, and a standby equity purchase facility pursuant to which NioCorp will have the ability to require Yorkville, subject to the conditions set out in the definitive agreements, to purchase up to $65.0 million of NioCorp Common Shares;

●	Anticipated Benefits of Nasdaq Listing. A listing on Nasdaq, which is an established national exchange in the United States, would provide broader access to capital and financing alternatives and would otherwise enhance NioCorp’s public profile; and

●	Minimum Cash Condition. The consummation of the Transaction is subject to the satisfaction or waiver of certain closing conditions contained in the Business Combination Agreement, including, among other things, that, at the closing, NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have received cash in an amount equal to or greater than $15.0 million, subject to certain adjustments.

The NioCorp Board also considered a variety of uncertainties and risks and other potentially negative factors concerning the Transaction, including, but not limited to, the following:

●	Risks of Failure to Complete the Transaction. The risks that:

o	the Transaction may not be completed despite the parties’ efforts, including the possibility that the conditions to the parties’ obligations to complete the Transaction (which include certain conditions that are not within the control of the parties to the Business Combination Agreement) may not be satisfied or that completion of the Transaction may be unduly delayed, and any resulting adverse impacts on NioCorp, its business and the trading price of NioCorp Common Shares;

o	the circumstances under which the Business Combination Agreement could be terminated and the impact of such termination, including the requirement that NioCorp must pay GXII (1) a Base Termination Fee of $15.0 million if it terminates the Business Combination Agreement in order to enter into an agreement providing for a Superior Proposal (as defined in the Business Combination Agreement), for a change of recommendation of the NioCorp Board, or a material breach of certain of NioCorp’s covenants relating to soliciting acquisition proposals or (2) an Intentional Breach Termination Fee of $25.0 million if GXII terminates the Business Combination Agreement as a result of a willful and material breach by NioCorp or as a result of NioCorp’s failure to consummate the closing of the Transaction within five business days after all the conditions to closing have been satisfied;

o	if GXII is entitled to the Base Termination Fee or the Intentional Breach Termination Fee upon termination of the Business Combination Agreement, NioCorp is also required to pay all documented and reasonable out-of-pocket expenses paid or payable by GXII and its sponsor in connection with the Business Combination Agreement and the Transaction, not to exceed $5.0 million; and

o	the substantial costs to be incurred in connection with the Transaction, including those incurred regardless of whether the Transaction are completed;

●	Risks Relating to the Benefits of the Transaction. The risks of:

o	not realizing all the anticipated benefits expected as a result of the Transaction, including the anticipated acceleration of its financing efforts and the benefits of the expected Nasdaq listing, and that general economic and market conditions outside the control of the parties to the Business Combination Agreement could deteriorate, any of which could result in NioCorp being unable to achieve the financing necessary to advance, complete construction and commence operation of the Elk Creek Project; and

o	the substantial costs to be incurred in connection with the Transaction, including those incurred regardless of whether the anticipated benefits of the Transaction are realized;

●	Risks Relating to the Financing. The absence of committed financing and that the parties may not be able to negotiate definitive documentation related to the Yorkville LOIs or may not otherwise be able to consummate the financing transactions contemplated thereby, which could cause NioCorp to encounter difficulties in completing the Transaction with financing terms as favorable as anticipated or at all; and

●	Restrictions on the Conduct of Business. The Business Combination Agreement places certain restrictions on the conduct of the NioCorp business prior to the consummation of the Transaction and other alternatives reasonably available to NioCorp if it did not pursue the Transaction, including continuing to pursue alternative financing arrangements.

Except as set forth above, we currently have no further funding commitments or arrangements for additional financing at this time, other than the potential exercise of options and warrants, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Notwithstanding the restrictions set forth in the Business Combination Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. In addition to the proposed Transaction and subject to receipt of the consent of GXII as may be required pursuant to the Business Combination Agreement, management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and the impacts of the COVID-19 pandemic and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the year ended June 30, 2022, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are a development stage issuer and we have incurred losses since our inception. We may not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. The COVID-19 pandemic and other recent worldwide events have created general global economic uncertainty as well as uncertainty in capital markets, supply chain disruptions, increased interest rates, and the potential for geographic recessions. During fiscal year 2022 and continuing into fiscal year 2023, these events continued to create uncertainty with respect to overall project funding and timelines. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the three months ended September 30, 2022, the Company’s operating activities consumed $1.7 million of cash (2021: $1.6 million). The cash used in operating activities for the three months ended September 30, 2022, reflects the Company’s funding of losses of $2.6 million, partially offset by the accretion of convertible debt and other non-cash transactions. Overall, operational outflows during the three months ended September 30, 2022, increased slightly from the corresponding period of 2021 due to an increase in exploration-related spending at the Elk Creek Project. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were nil during the three months ended September 30, 2022, as compared to $0.3 million during the corresponding period in 2021, primarily reflecting the timing of warrant and option exercises during 2021.

Cash Flow Considerations

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates and Recent Accounting Pronouncements” as of June 30, 2022, in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2022.

Certain U.S. Federal Income Tax Considerations

NioCorp believes that it qualified as a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years, including its taxable years ended June 30, 2022 and June 30, 2021. However, based on the current composition of its income and assets, as well as current business plans and financial expectations, NioCorp does not currently expect to be treated as a PFIC for its taxable year or foreseeable future taxable years. However, this conclusion is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to change. In addition, it is possible notwithstanding NioCorp’s conclusion that the IRS could assert, and that a court could sustain, a determination that NioCorp is a PFIC. Accordingly, there can be no assurance that NioCorp (or any of its subsidiaries) will not be treated as a PFIC for any taxable year. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2022, under the heading “Risks Related to the Common Shares.”

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of November 14, 2022, is set out below, on a fully-diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	279,450,884
Stock options[1]	14,364,000
Warrants[1]	18,516,253
Convertible Debt[2]	1,155,200

[1]	Each exercisable into one Common Share

[2]	Represents Common Shares issuable on conversion of aggregate outstanding principal amounts of $0.8 million of convertible debt as of November 14, 2022, assuming a market price per Common Share of $0.81 on that date.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

The Company’s disclosure controls and procedures have been designed to ensure that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Material Weakness in Internal Control over Financing Reporting Existing as of September 30, 2022

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2022, due to a material weakness relating to our controls, specifically, the Company’s controls over the accounting for non-routine transactions were not adequately designed to ensure the consideration of all related relevant accounting guidance when such transactions were recorded. This material weakness resulted in the restatement of the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021 and March 31, 2022. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2022, which could materially affect the Company’s business, financial condition or future results.

The information set forth in this Quarterly Report on Form 10-Q, including without limitation, the risk factors presented below, updates and should be read in conjunction with, the risk factors and information disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2022.

Failure to consummate the Transaction could negatively impact the price of our Common Shares and have a material adverse effect on our results of operations, cash flows and financial position.

The consummation of the Transaction is subject to the satisfaction or waiver of certain customary closing conditions contained in the Business Combination Agreement, including, among other things, (i) obtaining required approvals of the Transaction and related matters by the respective shareholders of NioCorp and GXII, (ii) the effectiveness of the registration statement on Form S-4, (iii) receipt of approval for listing on Nasdaq of the NioCorp Common Shares to be issued in connection with the Transaction, (iv) receipt of approval for listing on Nasdaq of the NioCorp Assumed Warrants, (v) receipt of approval from the TSX with respect to the issuance and listing of the NioCorp Common Shares issuable in connection with the Transactions, (vi) that NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have at least $5.000001 million of net tangible assets upon the consummation of the Transactions, after giving effect to any redemptions by GX Public Stockholders and after payment of underwriters’ fees or commissions, (vii) that, at closing, NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have received cash in an amount equal to or greater than $15.0 million, subject to certain adjustments, and (viii) the absence of any injunctions enjoining or prohibiting the consummation of the Business Combination Agreement.

Many of the conditions to completion of the Transaction pursuant to the Business Combination Agreement are not within NioCorp’s or GXII’s control, and we cannot predict with any certainty when these conditions will be satisfied, if at all. Although NioCorp and GXII are working to complete the Transaction, satisfying the conditions to and completion of the Transaction may take longer, and could cost more, than we expect. For example, the requirements for obtaining the required stock exchange clearances and approvals could delay the completion of the Transaction for a period of time or prevent it from occurring. Any delay in completing the Transaction within the expected timeframe may adversely affect the benefits that we expect to achieve from the Transaction. If any of these conditions are not satisfied or waived, it is possible that the Business Combination Agreement may be terminated and the Transaction may not be completed.

If the Transaction is not completed for any reason, including as a result of NioCorp’s shareholders or GXII’s stockholders failing to approve the applicable proposals or the Business Combination Agreement is otherwise terminated, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Transaction, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on the price of our Common Shares;

●	we will still be required to pay certain significant costs relating to the Transaction, such as legal, accounting, financial advisor and printing fees;

●	we may be required to pay a termination fee and reimburse GXII for certain of its expenses under the terms of the Business Combination Agreement;

●	the Business Combination Agreement places certain restrictions on the conduct of the our business until the earlier of the termination of the Business Combination Agreement and the closing date of the Transaction, which restrictions may have delayed or prevented the us from undertaking business opportunities that, absent the Business Combination Agreement, may have been pursued;

●	matters relating to the Transaction require substantial commitments of time and resources by management, which could have resulted in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

●	litigation related to any failure to complete the Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Business Combination Agreement.

If the Transactions are not completed, any of the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and the price of our Common Shares.

If the Transaction is consummated, the combined company may not realize all or any of the anticipated benefits expected as a result of the Transaction.

The success of the Transaction, if consummated, will depend, in part, on the combined company’s ability to realize the anticipated benefits expected from the Transaction. In particular, a significant number of GXII shareholders may exercise their redemption rights in connection with the closing of the Transaction. In addition, the Business Combination Agreement does not make the consummation of the Transaction conditional on the entry into definitive documentation and consummation of the financing transactions contemplated by the LOIs with Yorkville, and there is no assurance that such financing transactions will be consummated. As a result, even if the minimum cash and net tangible asset conditions to closing set forth in the Business Combination Agreement are satisfied and the Transaction is consummated, after giving effect to (i) payments made to GXII stockholders who properly exercise their redemption rights and (ii) payments for potential taxes and certain expenses incurred by NioCorp and GXII in connection with the Transaction, to the extent not otherwise paid prior to the closing, the combined company may have less net cash proceeds available for general corporate purposes than anticipated. In addition, the listing of NioCorp’s Common Shares on Nasdaq may not provide the anticipated benefits of broader access to capital and financing alternatives or otherwise enhance NioCorp’s public profile. If the Combined Company is not successful in realizing these anticipated benefits, including the anticipated benefits of listing NioCorp’s Common Shares on the Nasdaq and the anticipated acceleration of financing efforts to advance, complete construction and commence operation of the Elk Creek Project, such consequences may adversely affect the combined company’s results of operations, cash flows, financial position and the price of our Common Shares.

We may not be able to negotiate definitive documentation related to the Yorkville financings and may not otherwise be able to consummate the financing transactions contemplated thereby, which could have a material adverse effect on the Company.

We may not be able to negotiate definitive agreements relating to the convertible debenture transaction and the standby equity purchase facility contemplated by the LOIs with Yorkville, which could cause NioCorp and GXII to encounter difficulties in completing the Transaction with financing terms as favorable as anticipated or at all. In addition, if the Yorkville financings are not completed, there can be no assurance that we will be able to find an investor of equal interest as Yorkville or a party that would be willing to consummate a transaction on terms as favorable as those contemplated by the LOIs. Failure by NioCorp to have access to financing on the terms and conditions as favorable as those contemplated by the LOIs may be materially adverse to NioCorp.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Lind III Convertible Security and based upon representations and warranties of Lind III in connection therewith.

Date	Conversion Amount (000)	Shares Issued	Conversion Price/Share
July 27, 2022	$600	1,025,796	C$0.7504
August 8, 2022	$250	431,286	C$0.7496
September 7, 2022	$600	958,193	C$0.8236
September 26, 2022	$200	307,346	C$0.8845

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2022, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
2.1(2)**	Business Combination Agreement, dated as of September 25, 2022, by and among NioCorp Developments Ltd., GX Acquisition Corp. II and Big Red Merger Sub Ltd
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
10.1(2)	GXII Support Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., GX Sponsor II LLC, in its capacity as a shareholder of GX Acquisition Corp. II, and certain other shareholders of GX Acquisition Corp. II
10.2(2)	Company Support Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd. and certain shareholders of NioCorp Developments Ltd.
10.3(2)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Neal Shah
10.4(2)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Scott Honan
10.5(2)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Jim Sims
10.6(2)#	Form of Restrictive Covenant Agreement
10.7(3)	Waiver and Consent Agreement, dated September 25, 2022, between NioCorp Developments Ltd. and Lind Global Asset Management III, LLC
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(4)	Inline XBRL Instance Document
101.SCH(4)	Inline XBRL Taxonomy Extension- Schema
101.CAL(4)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(4)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(4)	Inline XBRL Taxonomy Extension – Labels
101.PRE(4)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement or agreement.

**	Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on September 29, 2022, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-268227) filed with the SEC on November 7, 2022, and incorporated herein by reference.

(4)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Condensed Interim Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022, (ii) the Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2022 and 2021, (iii) the Condensed Interim Consolidated Statements of Cash Flows for the Three Months ended September 30, 2022 and 2021, (iv) the Condensed Interim Consolidated Statements of Shareholders’ Equity for the Three Months ended September 30, 2022 and 2021 and (v) the Notes to the Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.
(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: November 14, 2022

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2022