Form 10-Q
period 2022-12-31
NIOCORP DEVELOPMENTS LTD
filed 2023-02-13
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 13, 2023, the registrant had 282,466,201 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	December 31, 2022	June 30, 2022
ASSETS
Current
Cash		$424	$5,280
Prepaid expenses and other		112	402
Total current assets		536	5,682
Non-current
Deferred transaction costs	6	4,338	-
Deposits		35	35
Investment in equity securities		9	10
Right-of-use assets		58	94
Land and buildings, net	5	840	850
Mineral interests		16,085	16,085
Total assets		$21,901	$22,756

LIABILITIES
Current
Accounts payable and accrued liabilities	7	$4,520	$817
Related party loan	10	2,000	2,000
Convertible debt	8	502	2,169
Operating lease liability	12	66	82
Total current liabilities		7,088	5,068
Non-current
Operating lease liability		-	23
Total liabilities		7,088	5,091
SHAREHOLDERS’ EQUITY
Common shares, unlimited shares authorized; shares outstanding: 282,420,651 at December 31, 2022 and 276,670,606 at June 30, 2022	9	130,995	129,055
Accumulated deficit		(115,159)	(110,397)
Accumulated other comprehensive loss		(1,023)	(993)
Total shareholders’ equity		14,813	17,665
Total liabilities and equity		$21,901	$22,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2022	2021	2022	2021
Operating expenses
Employee related costs		$291	$1,232	$584	$1,551
Professional fees		262	424	426	514
Exploration expenditures	11	1,317	491	2,605	1,112
Other operating expenses		331	881	668	1,107
Total operating expenses		2,201	3,028	4,283	4,284

Foreign exchange (gain) loss		(64)	(61)	109	164
Interest expense		82	1,022	382	1,627
Gain on sale of assets	5	(13)	-	(13)	-
Other loss on equity securities		2	3	1	5
Loss before income taxes		2,208	3,992	4,762	6,080
Income tax benefit		-	-	-	-
Net loss		$2,208	$3,992	$4,762	$6,080

Other comprehensive loss:
Net loss		$2,208	$3,992	$4,762	$6,080
Other comprehensive loss (gain):
Reporting currency translation		25	14	30	(110)
Total comprehensive loss		$2,233	$4,006	$4,792	$5,970

Loss per common share, basic and diluted		$0.01	$0.01	$0.02	$0.02

Weighted average common shares outstanding		280,562,633	261,392,248	279,244,474	259,734,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the six months ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,762)	$(6,080)
Adjustments to reconcile net loss to net cash used in operations:
Unrealized loss on equity securities	1	5
Accretion of convertible debt	283	1,524
Gain on sale of assets	(13)	-
Noncash lease expense	(4)	(3)
Depreciation	1	1
Foreign exchange loss	151	225
Share-based compensation	-	1,568
	(4,343)	(2,760)
Change in working capital items:
Prepaid expenses and other	289	(255)
Accounts payable and accrued liabilities	(70)	57
Net cash used in operating activities	(4,124)	(2,958)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	-	(16)
Proceeds from sale of assets	21	-
Net cash provided by (used in) investing activities	21	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	11	963
Share issuance costs	(21)	-
Payments of deferred transaction costs	(537)	-
Related party debt repayments	-	(318)
Net cash (used in) provided by financing activities	(547)	645
Exchange rate effect on cash and cash equivalents	(206)	(122)
Change in cash and cash equivalents during period	(4,856)	(2,451)
Cash and cash equivalents, beginning of period	5,280	7,317
Cash and cash equivalents, end of period	$424	$4,866

Supplemental cash flow information:
Amounts paid for interest	$-	$40
Amounts paid for income taxes	-	-
Non-cash financing transactions:
Conversions of debt for common shares	$1,950	$4,522
Deferred transaction costs, accrued but not paid	3,800	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	For the three months ended December 31, 2022 and 2021
	Common Shares Outstanding	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2021	259,118,369	$115,896	$(101,598)	$(1,035)	$13,263
Exercise of options	736,914	299	-	-	299
Debt conversions	4,171,707	3,172	-	-	3,172
Share-based compensation	-	1,568	-	-	1,568
Reporting currency translation	-	-	-	(14)	(14)
Loss for the period	-	-	(3,992)	-	(3,992)
Balance, December 31, 2021	264,026,990	$120,935	$(105,590)	$(1,049)	$14,296

Balance, September 30, 2022	279,393,227	$130,684	$(112,951)	$(998)	$16,735
Exercise of options	2,605,819	11	-	-	11
Debt conversions	421,605	300	-	-	300
Reporting currency translation	-	-	-	(25)	(25)
Loss for the period	-	-	(2,208)	-	(2,208)
Balance, December 31, 2022	282,420,651	$130,995	$(115,159)	$(1,023)	$14,813

	For the six months ended December 31, 2022 and 2021
	Common Shares Outstanding	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2021	256,379,931	$113,882	$(99,510)	$(1,159)	$13,213
Exercise of warrants	871,750	543	-	-	543
Exercise of options	1,019,616	420	-	-	420
Debt conversions	5,755,693	4,522	-	-	4,522
Share-based compensation	-	1,568	-	-	1,568
Reporting currency translation	-	-	-	110	110
Loss for the period	-	-	(6,080)	-	(6,080)
Balance, December 31, 2021	264,026,990	$120,935	$(105,590)	$(1,049)	$14,296

Balance, June 30, 2022	276,670,606	$129,055	$(110,397)	$(993)	$17,665
Exercise of options	2,605,819	11	-	-	11
Debt conversions	3,144,226	1,950	-	-	1,950
Share issuance costs	-	(21)	-	-	(21)
Reporting currency translation	-	-	-	(30)	(30)
Loss for the period	-	-	(4,762)	-	(4,762)
Balance, December 31, 2022	282,420,651	$130,995	$(115,159)	$(1,023)	$14,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

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

These interim condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project to construction and commercial operation. As further discussed in Note 4, these matters raised substantial doubt about the Company’s ability to continue as a going concern, and the Company is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors.

2.	BASIS OF PREPARATION

a)	Basis of Preparation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2022. Certain transactions include reference to Canadian dollars (“C$”) where applicable.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows at December 31, 2022, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2022. The interim results are not necessarily indicative of results for the full year ending June 30, 2023, or future operating periods.

b)	Recent Accounting Standards

Issued and Adopted

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on July 1, 2022, with no material effect on the Company’ s current financial position, results of operations or financial statement disclosures.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

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

Basic net loss per share is computed by dividing net loss by the weighted average number of the Company’s common shares, no par value (“Common Shares”) outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Common Share equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. For purposes of this calculation, options to purchase Common Shares (“Options”) and warrants to purchase Common Shares (“Warrants”) are considered to be Common Share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying Options, Warrants, and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three- and six-month periods ended December 31, 2022 and 2021, as indicated below.

	For the three and six months ended December 31,
	2022	2021
Excluded potentially dilutive securities (1):
Options	9,960,000	18,315,000
Warrants	18,016,253	13,470,118
Convertible debt	816,000	7,804,000
Total potential dilutive securities	28,792,253	39,589,118

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

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

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended December 31, 2021

	For the three months ended December 31, 2021
	As Previously Reported	Restatement Impacts	Restated
Interest expense	$488	$534	$1,022
Loss before income taxes	3,458	534	3,992
Net loss	3,458	534	3,992
Reporting currency translation	15	(1)	14
Total comprehensive loss	3,473	533	4,006

Restatement Impacts to the Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the Three Months Ended December 31, 2021

	As Previously Reported	Restatement Impacts	Restated
September 30, 2021 opening balance adjustments:
Deficit	$(101,036)	$(562)	$(101,598)
Accumulated other comprehensive loss	(1,034)	(1)	(1,035)
Total Shareholders’ equity	13,826	(563)	13,263
Activity adjustments:
Loss for the period	(3,458)	(534)	(3,992)
Reporting currency translation	(15)	1	(14)
December 31, 2021 ending balance adjustments:
Deficit	(104,494)	(1,096)	(105,590)
Accumulated other comprehensive loss	(1,049)	-	(1,049)
Total equity	15,392	(1,096)	14,296

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Six Months Ended December 31, 2021

	For the six months ended December 31, 2021
	As Previously Reported	Restatement Impacts	Restated
Foreign exchange loss	$149	$15	$164
Interest expense	980	647	1,627
Loss before income taxes	5,418	662	6,080
Net loss	5,418	662	6,080
Reporting currency translation	(94)	(16)	(110)
Total comprehensive loss	5,324	646	5,970

Restatement Impacts to the Condensed Consolidated Statement of Cash Flows (unaudited)

For the Six Months Ended December 31, 2021

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(5,418)	$(662)	$(6,080)
Accretion of convertible debt	877	647	1,524
Foreign exchange loss	210	15	225

Restatement Impacts to the Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the Six Months Ended December 31, 2021

	As Previously Reported	Restatement Impacts	Restated
June 30, 2021 opening balance adjustments:
Deficit	$(99,076)	$(434)	$(99,510)
Accumulated other comprehensive loss	(1,143)	(16)	(1,159)
Total Shareholders’ equity	13,663	(450)	13,213
Activity adjustments:
Loss for the period	(5,418)	(662)	(6,080)
Reporting currency translation	94	16	110
December 31, 2021 ending balance adjustments:
Deficit	(104,494)	(1,096)	(105,590)
Accumulated other comprehensive loss	(1,049)	-	(1,049)
Total equity	15,392	(1,096)	14,296

4.	GOING CONCERN ISSUES

The Company incurred a loss of $4,762 for the six months ended December 31, 2022 (2021 - $6,080) and had a working capital deficit of $6,552 and an accumulated deficit of $115,159 as of December 31, 2022. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of December 31, 2022, the Company had cash of $424 which is not sufficient to fund normal operations for the next twelve months without deferring payment on certain liabilities or raising

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures, which have averaged approximately $1,400 per quarter over the preceding three-year period, is dependent on management’s ability to secure additional financing. Management is actively pursuing additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the proposed business combination and potential financing packages discussed in Notes 14 and 15, the Company did not have any further funding commitments or arrangements for additional financing as of December 31, 2022. These interim condensed consolidated financial statements do not give effect to any adjustments required to realize the Company’s assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

5.	LAND AND BUILDINGS, NET

In October 2022, the Company entered into an agreement with the State of Nebraska (the “State”) to sell a strip of Company-owned land totaling approximately 1.27 acres located adjacent to State Highway 50 in connection with highway improvements to be completed by the State, for $21, inclusive of estimated fence replacement costs. The Company recorded a gain of $13 associated with this sale.

6.	DEFERRED TRANSACTION COSTS

The Company has deferred third-party costs, including legal fees, other professional and consulting fees, and due diligence fees, incurred in connection with the proposed transaction discussed in Note 14. These costs are deferred until closing, at which time a portion of the directly attributable costs will be recorded against convertible debt to be entered into in connection with the proposed transaction, with the remainder treated as a reduction to the value of Common Shares issued.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of
	Note	December 31, 2022	June 30, 2022
Accounts payable, trade		$3,431	$115
Accounts payable accruals		739	654
Consent accrual	14	200	-
Interest payable to related party	10	102	-
Other accruals		48	48
Total accounts payable and accrued liabilities		$4,520	$817

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

8.	CONVERTIBLE DEBT

Changes in the convertible security (the “Lind III Convertible Security”) issued to Lind Global Asset Management III, LLC (“Lind”), are as follows:

Lind III Convertible Security
Balance, June 30, 2022	$2,169
Accretion expense	283
Conversions	(1,950)
Balance, December 31, 2022	$502

Based on the Company’s closing Common Share price of C$1.00 as of December 31, 2022, conversion of the remaining Lind III Convertible Security undiscounted face value of $515 (including accrued interest) would require the issuance of approximately 816,000 Common Shares. For each C$0.01 change in the fair value of one Common Share, the total Common Shares the Company would be obligated to issue would change by approximately 8,000 shares.

9.	COMMON SHARES

a)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2022	14,464,000	C$	0.83
Granted	-		-
Exercised	(2,605,819)		0.49
Cancelled/expired	(1,898,181)		0.50
Balance, December 31, 2022	9,960,000	C$	0.98

 The following table summarizes information about Options outstanding at December 31, 2022:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
C$	0.84	September 18, 2023	1,050,000	C$	168	1,050,000	C$	168
C$	0.54	November 15, 2023	2,085,000		959	2,085,000		959
C$	0.75	December 14, 2023	1,825,000		456	1,825,000		456
C$	0.75	December 16, 2023	525,000		131	525,000		131
C$	1.36	December 17, 2024	3,975,000		-	3,975,000		-
C$	1.10	May 30, 2025	500,000		-	500,000		-
			9,960,000	C$	1,714	9,960,000	C$	1,714

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$1.00 as of December 31, 2022, that would have been received by the Option holders had all Option holders exercised their Options as of that date. As of December 31, 2022, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

b)	Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2022	18,516,253	C$	1.16
Granted	-		-
Exercised	-		-
Cancelled/expired	(500,000)		0.80
Balance, December 31, 2022	18,016,253	C$	1.17

At December 31, 2022, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price		Expiry Date
4,412,118	C$	1.63	May 10, 2023
5,046,135	C$	1.10	June 30, 2024
8,558,000	C$	0.97	February 19, 2025
18,016,253

10.	RELATED PARTY TRANSACTIONS AND BALANCES

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

As of December 31, 2022, the principal amount outstanding under the Smith Credit Facility was $2,000 and accounts payable and accrued liabilities as of December 31, 2022, include accrued interest of $102 payable under the Smith Credit Facility.

11.	EXPLORATION EXPENDITURES

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Technical studies and engineering	$28	$84	$137	$134
Field management and other	207	157	393	281
Metallurgical development	1,080	150	2,073	586
Geologists and field staff	2	100	2	111
Total	$1,317	$491	$2,605	$1,112

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

12.	LEASES

 The Company incurred lease costs as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Operating Lease Cost:
Fixed rent expense	$23	$23	$44	$43
Variable rent expense	3	2	6	5
Short-term lease cost	3	2	5	9
Sublease income	(12)	(10)	(18)	(15)
Net lease cost – other operating expense	$17	$17	$37	$42

The maturities of lease liabilities are as follows at December 31, 2022:

Future Lease Maturities
Total remaining lease payments	$70
Less portion of payments representing interest	(4)
Present value of lease payments – current lease liability	$66

13.	FAIR VALUE MEASUREMENTS

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, and June 30, 2022, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$424	$424	$-	$-
Investment in equity securities	9	9	-	-
Total	$433	$433	$-	$-

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,280	$5,280	$-	$-
Investment in equity securities	10	10	-	-
Total	$5,290	$5,290	$-	$-

The Lind III Convertible Security discussed in Note 8 was initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At December 31, 2022 and June 30, 2022, the estimated fair value of this instrument approximated carrying value given that the instrument was issued in fiscal 2021 and has a short time period until maturity.

14.	PROPOSED TRANSACTION

On September 25, 2022, the Company, GX Acquisition Corp. II, a Delaware corporation (“GXII”), and Big Red Merger Sub Ltd (“Merger Sub”), a Delaware corporation incorporated in September 2022, and a direct, wholly owned subsidiary of the Company, entered into a business combination agreement (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, as the result of a series of transactions, GXII will become a subsidiary of the Company (as successor by merger to the Company’s subsidiary, Elk Creek Resources Corporation, a Delaware corporation (“ECRC”)), with the pre-combination public shareholders of GXII receiving Common Shares based on a fixed exchange ratio of 11.1829212 (the “Exchange Ratio”) Common Shares for each GXII Class A common share held and not redeemed, and the GXII founders receiving shares in GXII (as successor by merger to ECRC) based on the Exchange Ratio. Pursuant to the Business Combination Agreement, after closing of the Transaction (as defined below) (the “Transaction Closing”), the GXII founders will have the right to exchange such shares for Common Shares on a one-for-one basis under certain conditions. Pursuant to the Business Combination Agreement, the Company will also assume the obligations under the issued and outstanding GXII warrants, which will be converted into Warrants following the Transaction Closing. The Business Combination Agreement contemplates that the Company will undertake a reverse stock split of the Common Shares at the time of the Transaction Closing in connection with an expected cross-listing to the Nasdaq Stock Market (“Nasdaq”). In addition, pursuant to the Business Combination Agreement, post-closing, the Company’s Board of Directors will include two directors from pre-combination GXII. The transactions contemplated by the Business Combination Agreement and the ancillary agreements thereto are referred to collectively as the “Transaction.”

As currently structured, the Business Combination Agreement is expected to be accounted for as a recapitalization in accordance with U.S. GAAP. Under this method of accounting, GXII will be treated as the “acquired” company for financial reporting purposes. Accordingly, the transaction is treated as the equivalent of NioCorp issuing Common Shares for the net assets of GXII, accompanied by a recapitalization. The net assets of GXII will be stated at historical cost, with no goodwill or other intangible assets recorded.

The proposed Transaction is expected to close in the first calendar quarter of 2023, subject to the satisfaction or waiver of certain customary closing conditions contained in the Business Combination Agreement, including, among other things, (i) obtaining required approvals of the Transaction and related matters by the respective shareholders of NioCorp and GXII, (ii) the effectiveness of the registration statement on Form S-4 that the Company originally filed on November 7, 2022, and amended on December 22, 2022, January 17, 2023, January 31, 2023, and February 6, 2023, and was declared effective by the SEC on February 8, 2023, (iii) receipt of approval for listing on Nasdaq of the Common Shares to be issued in connection

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

with the Transaction, (iv) receipt of approval for listing on Nasdaq of the Warrants to be issued in exchange for the GXII warrants that NioCorp has agreed to assume, (v) receipt of approval from the Toronto Stock Exchange (“TSX”) with respect to the issuance and listing of the Common Shares issuable in connection with the Transaction, (vi) that NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have at least $5.000001 million of net tangible assets upon the consummation of the Transaction, after giving effect to any redemptions by GXII public stockholders and after payment of underwriters’ fees or commissions, (vii) that, at the Transaction Closing, NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have received cash in an amount equal to or greater than $15.0 million, subject to certain adjustments, and (viii) the absence of any injunctions enjoining or prohibiting the consummation of the Business Combination Agreement. The proposed additional financings contemplated by the LOIs will also be subject to the approval of the TSX and the Company’s shareholders.

In addition, in connection with the entry into the Business Combination Agreement, the Company announced the signing of non-binding letters of intent for two separate financing packages with Yorkville Advisors Global, LP. As discussed in Note 15, on January 26, 2023, the Company entered into definitive agreements with respect to these financings.

On September 25, 2022, the Company and Lind entered into an agreement (the “Lind Consent”), which included the following principal terms: (i) the consent of Lind to the Transaction and Yorkville financing transactions, including all actions taken by NioCorp as set out in the Business Combination Agreement to permit the completion of the Transaction; (ii) the consent of Lind to NioCorp’s expected Nasdaq listing and the consolidation of the Common Shares in order to meet the minimum listing requirements thereof; (iii) the waiver of Lind of its participation right for up to 15% of the total offering in the proposed standby equity purchase agreement between NioCorp and Yorkville; and (iv) the waiver of Lind of certain restrictive covenants in the Lind III Convertible Security.

As consideration for entering into the Lind Consent, Lind received, amongst other things: (i) the right to receive payment of $500, which will be reduced to $200 if the Transaction has not been consummated on or before April 30, 2023 (collectively, the “Consent Payment”); (ii) an extension of its existing participation rights under the Lind III Convertible Security in future financings of NioCorp for a further two year period, subject to certain exceptions as well as an extension of such participation rights beyond the additional two year period if Yorkville or any affiliate is a party to any such applicable transaction; and (iii) the right to receive additional Warrants (the “Consent Warrants”) if on the date that is eighteen months following consummation of the Transaction, the closing trading price of the Common Shares on the TSX or such other stock exchange on which such shares may then be listed, is less than C$1.00, subject to adjustments. The number of Consent Warrants to be issued is based on the Canadian dollar equivalent (based on the then current Canadian to US dollar exchange rate as reported by Bloomberg, LP) of $5.0 million divided by the five-day VWAP of Common Shares on the date of issuance. Further, the number of Consent Warrants issued will be proportionately adjusted based on the percentage of Warrants currently held by Lind that are exercised, if any, prior to the issuance of any Consent Warrants.

The final Consent Payment value and the issuance of Consent Warrants under the Lind Consent, if any, are subject to shareholders’ approval of the Transaction, an event which is outside of management control. Therefore, pending shareholders’ approval of the Transaction, the Company has included the minimum $200 payment at December 31, 2022, as an accrued liability (see Note 7) with a corresponding increase in deferred transaction costs.

15.	SUBSEQUENT EVENTS

Yorkville Financings

On January 26, 2023, NioCorp entered into definitive agreements with respect to two previously announced financings with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (together with YA II PN, Ltd., “Yorkville”). The financings contemplated by the definitive agreements include (i) up to $16.0 million aggregate principal amount of unsecured convertible debentures of NioCorp (the “Convertible

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Debentures”) convertible into Common Shares and Common Share purchase warrants (the “Financing Warrants”) entitling the holders thereof to purchase additional Common Shares (the “Yorkville Convertible Debt Financing”); and (ii) a standby equity purchase facility pursuant to which NioCorp will have the right, but not the obligation, subject to the conditions set out therein, to sell Common Shares to Yorkville with a maximum aggregate value of up to $65.0 million over a period of up to 36 months (the “Yorkville Equity Facility Financing” and, together with the Yorkville Convertible Debt Financing, the “Yorkville Financings”).

The Yorkville Financings are expected to become effective on the date of the Transaction Closing, as previously announced on September 26, 2022.

NioCorp intends to use the proceeds from the Yorkville Financings to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation, and to satisfy the fees and expenses incurred in connection with the Transaction, if required.

Completion of the Yorkville Financings is subject to certain conditions, including the completion of the Transaction Closing, the receipt of the approval of the TSX, and the approval of NioCorp’s shareholders in accordance with the rules of the TSX.

Yorkville Convertible Debt Financing

On January 26, 2023, NioCorp entered into a Securities Purchase Agreement (the “Yorkville Convertible Debt Financing Agreement”), by and between NioCorp and Yorkville. Pursuant to the Yorkville Convertible Debt Financing Agreement, Yorkville, and any investor that exercises its contractual right previously granted by NioCorp to participate in the Yorkville Convertible Debt Financing (collectively with Yorkville, the “Investors”), will advance an initial total amount of $9.6 million to NioCorp in consideration of the issuance by NioCorp to the Investors of $10.0 million aggregate principal amount of Convertible Debentures at the time of the Transaction Closing (the “First Debenture Closing”), and an additional total amount of $5.76 million to NioCorp in consideration of the issuance by NioCorp to the Investors of $6.0 million aggregate principal amount of Convertible Debentures on a date to be determined at the election of NioCorp, but which may not be prior to the later to occur of (i) the date of filing of the Convertible Debt Financing Registration Statement (as defined below) and (ii) the date of the Transaction Closing (together with the First Debenture Closing, the “Debenture Closings”).

Each Convertible Debenture issued under the Yorkville Convertible Debt Financing will be an unsecured obligation of NioCorp, will have an 18-month term from the First Debenture Closing, which may be extended for one six-month period in certain circumstances at the option of NioCorp, and will incur a simple interest rate obligation of 5.0% per annum (which will increase to 15.0% per annum upon the occurrence of an event of default). The outstanding principal amount of, accrued and unpaid interest, if any, on, and premium, if any, on the Convertible Debentures must be paid by NioCorp in cash when the same becomes due and payable under the terms of the Convertible Debentures at their stated maturity, upon their redemption or otherwise.

Subject to certain limitations contained within the Yorkville Convertible Debt Financing Agreement and the Convertible Debentures, including those as described below, holders of the Convertible Debentures will be entitled to convert the principal amount of, and accrued and unpaid interest, if any, on each Convertible Debenture, in whole or in part, from time to time over their term, into a number of Common Shares equal to the quotient of the principal amount and accrued and unpaid interest, if any, being converted divided by the Conversion Price. The “Conversion Price” means, as of any Conversion Date (as defined below) or other date of determination, the greater of (i) 90% of the average of the daily U.S. dollar volume-weighted average price (“VWAP”) of the Common Shares on the principal U.S. market for the Common Shares as reported by Bloomberg Financial Markets during the five consecutive trading days immediately preceding the date on which the holder exercises its conversion right in accordance with the requirements of the Yorkville Convertible Debt Financing Agreement (the “Conversion Date”) or other date of determination, unless NioCorp consents to conversion at a lower price, and (ii) the five-day VWAP of the Common Shares on the TSX (or on the principal U.S. market if the majority of the trading volume and value of the Common Shares occurred on the Nasdaq

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

during the relevant period) for the five consecutive trading days immediately prior to the Conversion Date or other date of determination less the maximum applicable discount allowed by the TSX. Notwithstanding the foregoing, if at any time it shall be a condition to listing or continued listing of the Common Shares on the Nasdaq or such other principal U.S. market for the Common Shares that the Conversion Price be not less than a minimum price (the “Floor Price”), then NioCorp and the holders will negotiate in good faith to amend the Convertible Debentures to provide that the Conversion Price shall not be less than a Floor Price that satisfies such condition. Any Floor Price will be subject to adjustment to give effect to any stock dividend, stock split or recapitalization.

The terms of the Convertible Debentures restrict the number of Convertible Debentures that may be converted during each calendar month by an Investor at a Conversion Price below a fixed price equal to the quotient of (i) ten dollars divided by (ii) 11.1829212 (being the number of Common Shares that will be exchanged for each share of GXII at the Transaction Closing), subject to adjustment to give effect to any stock dividend, stock split or recapitalization. The Convertible Debentures will be subject to customary anti-dilution adjustments.

Pursuant to the terms of the Convertible Debentures, following certain trigger events, and until a subsequent cure event, NioCorp will be required to redeem $1.125 million aggregate principal amount of Convertible Debentures (the “Triggered Principal Amount”) each month by making cash payments to the Investors, on a pro rata basis, in an amount equal to the Triggered Principal Amount, plus accrued and unpaid interest thereon, if any, plus a redemption premium of 7% of the Triggered Principal Amount. Such monthly prepayments under the terms of the Convertible Debentures are triggered (i) at the time when NioCorp has issued 95% of the total amount of Common Shares pursuant to the Yorkville Convertible Debt Financing that it may issue under applicable TSX and Nasdaq rules or (ii) when NioCorp has delayed or suspended the effectiveness or use of the Convertible Debt Financing Registration Statement for more than 20 consecutive calendar days, and such monthly prepayment obligations will continue until, with respect to (i) above, shareholder approval is obtained or, with respect to (ii) above, the Investors may once again resell Common Shares under the Convertible Debt Financing Registration Statement, respectively.

The Convertible Debentures may also be redeemed at NioCorp’s option at any time and from time to time over their term at a redemption price equal to 110% of the principal amount being redeemed, plus accrued and unpaid interest, if any.

The Convertible Debentures contain events of default customary for instruments of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to NioCorp, all outstanding Convertible Debentures will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then any holder may declare all of its Convertible Debentures to be due and payable immediately.

In conjunction with each Debenture Closing, NioCorp will issue to the Investors Financing Warrants to purchase a number of Common Shares as is equal to the quotient of the principal amount of Convertible Debentures issued in such Debenture Closing divided by the “Exercise Price”, which is equal to the greater of: (a) the quotient of ten dollars divided by 11.1829212; or (b) the average of the daily VWAPs of the Common Shares on the principal U.S. market for the Common Shares during regular trading hours as reported by Bloomberg Financial Markets during the five consecutive trading days ending on the trading day immediately prior to such Debenture Closing, in each case subject to any adjustment to give effect to any stock dividend, stock split or recapitalization.

The Financing Warrants will be exercisable, in whole or in part, but not in increments of less than $50 aggregate Exercise Price (unless the remaining aggregate Exercise Price is less than $50), beginning on the earlier of (a) six months following the issuance of the applicable Financing Warrants or (b) the effective date of the initial Convertible Debt Financing Registration Statement (the “Exercise Date”) and may be exercised at any time prior to their expiration. Holders of the Financing Warrants may exercise their Financing Warrants, at their election, by paying the Exercise Price in cash or on a cashless exercise basis. On each of the first 12 monthly anniversaries of the Exercise Date, 1/12th of the Financing Warrants will expire.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The Financing Warrants will have customary anti-dilution adjustments to be determined in accordance with the requirements of the applicable stock exchanges, including the TSX.

The terms of the Convertible Debentures and the Financing Warrants restrict the conversion of Convertible Debentures or exercise of Financing Warrants by an Investor if such a conversion or exercise would cause the Investor to exceed certain beneficial ownership thresholds in NioCorp or such a conversion or exercise would cause the aggregate number of Common Shares issued pursuant to the Yorkville Convertible Debt Financing to exceed the thresholds for issuance of Common Shares under the rules of the TSX and Nasdaq, unless prior shareholder approval is obtained.

The Yorkville Convertible Debt Financing Agreement contains customary representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the Yorkville Convertible Debt Financing Agreement were made only for purposes of the Yorkville Convertible Debt Financing Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

The Yorkville Convertible Debt Financing Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the Yorkville Convertible Debt Financing to repay related party debt or to enter into any variable rate transaction other than with Yorkville, subject to certain exceptions.

The Yorkville Convertible Debt Financing Agreement will terminate automatically if the Business Combination Agreement is terminated. Also, the Investors will have the right to terminate the Yorkville Convertible Debt Financing Agreement if the First Debenture Closing does not occur on or prior to March 22, 2023. NioCorp will have the right to terminate the Yorkville Convertible Debt Financing Agreement at any time prior to the First Debenture Closing, provided that it will be required to pay a cash termination fee of $1.6 million to the Investors, on a pro rata basis.

On January 26, 2023, in connection with the Yorkville Convertible Debt Financing Agreement, NioCorp and Yorkville also entered into a registration rights agreement (the “Convertible Debt Financing Registration Rights Agreement”) pursuant to which NioCorp has agreed to file with the SEC a registration statement (the “Convertible Debt Financing Registration Statement”) registering the resale by the Investors of the Common Shares issuable upon the conversion of the Convertible Debentures and the exercise of the Financing Warrants under the Securities Act of 1933 (the “Securities Act”), as soon as practicable but no later than 21 calendar days following the Transaction Closing, and to use its reasonable best efforts to have the Convertible Debt Financing Registration Statement declared effective as soon as practicable after the filing thereof, but in no event later than the 45th calendar day following the filing date thereof. NioCorp further agreed to use its reasonable best efforts to cause the Convertible Debt Financing Registration Statement to remain continuously effective for a period that will terminate upon the first date on which all of the Common Shares issuable upon the conversion of the Convertible Debentures and the exercise of the Financing Warrants may be sold without restriction, including volume and manner-of-sale restrictions, pursuant to Rule 144 under the Securities Act or have been sold by Investors. NioCorp also granted to the Investors certain demand rights for underwritten shelf takedowns and piggyback registration rights with respect to the Common Shares issuable upon the conversion of the Convertible Debentures and the exercise of the Financing Warrants.

Yorkville Equity Facility Financing

On January 26, 2023, NioCorp entered into a Standby Equity Purchase Agreement, (the “Yorkville Equity Facility Financing Agreement”), by and between NioCorp and Yorkville. Pursuant to the Yorkville Equity Facility Financing Agreement, NioCorp will have the right, but not the obligation, to sell Common Shares to Yorkville with a maximum aggregate value of up to $65.0 million (the “Commitment Amount”) for a period commencing at the Transaction Closing and ending on the earliest of (i) the first day of the month next following the 36-month anniversary of the Transaction Closing, (ii) the date on which Yorkville shall have made payment of the full Commitment Amount and (iii) the date that the Yorkville Equity Facility Financing Agreement otherwise terminates in accordance with its terms (the “Commitment Period”), and will issue to Yorkville $0.65

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

million aggregate principal amount of Common Shares for no additional consideration. Additionally, NioCorp will pay to Yorkville an aggregate fee of $1.5 million in cash (the “Cash Fee”), including $0.5 million on the date of the Transaction Closing and the remainder in installments over a 12-month period following the date of the Transaction Closing, provided that, NioCorp will have the right to prepay without penalty all or part of the Cash Fee at any time. Each right to sell Common Shares under the Yorkville Equity Facility Financing Agreement is referred to as an “Advance.”

Subject to certain limitations, including those as described below, and adjustments contained within the Yorkville Equity Facility Financing Agreement, NioCorp will have the option to sell Common Shares to Yorkville at a purchase price equal to (a) 97% of the VWAP of the Common Shares on the principal U.S. market for the Common Shares during the applicable pricing period, which is a period during a single trading day defined based on when NioCorp submits written notice (an “Advance Notice”) to Yorkville exercising its right to an Advance (“Purchase Price Option #1”); or (b) 97% of the average of the daily VWAPs of the Common Shares on the principal U.S. market for the Common Shares during a pricing period of three consecutive trading days commencing on the trading day an Advance Notice is received by Yorkville, if it is received by 9:30 a.m., New York City time, or the immediately following trading day if it is received after 9:30 a.m., New York City time (“Purchase Price Option #2”). Purchase Price Option # 2 will be used whenever any Convertible Debentures issued to Yorkville pursuant to the Yorkville Convertible Debt Financing Agreement are outstanding, unless waived by Yorkville.

The Yorkville Equity Facility Financing Agreement limits the number of Common Shares that may be issued to Yorkville in each Advance to the greater of (a) 5,000,000 Common Shares and (b) the number of Common Shares equal to 100% of the average daily volume traded of the Common Shares on the Nasdaq during the five trading days prior to an Advance, provided that, if any Convertible Debentures are outstanding when an Advance Notice is delivered, then the maximum number of Common Shares that may be issued will be computed in accordance with (b) only (the “Maximum Advance Amount”). Notwithstanding this, NioCorp and Yorkville may agree to an issuance of a number of Common Shares in excess of the Maximum Advance Amount in any given Advance. Further, for as long as the Convertible Debentures issued to Yorkville are outstanding, the Yorkville Equity Facility Financing Agreement provides for certain limitations on the amount of Advances that NioCorp may request, including that NioCorp shall not effect more than two Advances in any month. The Yorkville Equity Facility Financing Agreement also restricts the sale of Common Shares to Yorkville if such a sale would cause Yorkville to exceed certain beneficial ownership thresholds in NioCorp or such issuance would cause the aggregate number of Common Shares issued pursuant to the Yorkville Equity Facility Financing to exceed the thresholds for issuance of Common Shares under the rules of the TSX and Nasdaq, unless prior shareholder approval is obtained.

Subject to certain other conditions, NioCorp may deliver an Advance Notice only after the completion of the preceding Advance and only so long as the Equity Facility Financing Registration Statement (as defined below) is effective and Yorkville is permitted to utilize the prospectus thereunder to resell all of the Common Shares issuable pursuant to such Advance Notice. Pursuant to the Yorkville Equity Facility Financing Agreement, NioCorp must prepare and file with the SEC a registration statement registering the resale in the United States of the Common Shares issuable pursuant to the Yorkville Equity Facility Financing Agreement (the “Equity Facility Financing Registration Statement”). Pursuant to the Yorkville Equity Facility Financing Agreement, NioCorp in its sole discretion may choose when to file the Equity Facility Financing Registration Statement. Once effective, NioCorp has agreed to use its commercially reasonable efforts to maintain the effectiveness of the Equity Facility Financing Registration Statement at all times until the earliest to occur of (i) receipt of notice that Yorkville has completed resales of the full Commitment Amount pursuant to the Equity Facility Financing Registration Statement, (ii) the 180th day following the latest closing of an Advance that has occurred and (iii) the 180th day following the termination of the Yorkville Equity Facility Financing Agreement in accordance with its terms.

The Yorkville Equity Facility Financing Agreement contains customary representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the Yorkville Equity Facility Financing Agreement were made only for purposes of the Yorkville Equity Facility

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Financing Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

The Yorkville Equity Facility Financing Agreement will terminate automatically following the expiration of the Commitment Period. In addition, the Yorkville Equity Facility Financing Agreement will terminate automatically if the Business Combination Agreement is terminated. Also, NioCorp will have the right to terminate the Yorkville Convertible Debt Financing Agreement effective upon five trading days’ prior written notice to Yorkville, as long as there are no outstanding unsettled Advances and provided that it will be required to pay all amounts owed to Yorkville thereunder, including, without limitation, any unpaid portion of the Cash Fee. The parties may also terminate the Yorkville Equity Facility Financing Agreement by mutual written consent.

The Convertible Debentures, the Financing Warrants, the Common Shares issuable upon conversion of the Convertible Debentures and upon exercise of the Financing Warrants, the Common Shares issuable pursuant to an Advance and the $0.65 million worth of Common Shares issuable to Yorkville for no additional consideration will not be qualified for distribution by prospectus in any jurisdiction of Canada, and may not be offered for sale, sold, assigned or transferred in any jurisdiction of Canada except pursuant to a prospectus or exemption from the prospectus requirement under applicable securities laws in Canada. Yorkville will not be permitted to offer or sell any such securities directly or indirectly to any person whom, to Yorkville’s knowledge, is resident or located in a jurisdiction of Canada or acquiring such Common Shares for the benefit of another person resident or located in a jurisdiction of Canada, or on any marketplace in Canada.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements as of, and for the three and six months ended December 31, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors, and may include statements regarding our cash and other funding requirements and timing and sources thereof; results of feasibility studies; the accuracy of mineral resource and reserve estimates and assumptions on which they are based; the results of economic assessments and exploration activities; and current market conditions and project development plans, and the Transaction (as defined below). The material assumptions used to develop the forward-looking statements and forward-looking information included in this Quarterly Report on Form 10-Q include: our expectations of mineral prices; our forecasts and expected cash flows; our projected capital and operating costs; accuracy of mineral resource estimates and resource modeling and feasibility study results; expectations regarding mining and metallurgical recoveries; timing and reliability of sampling and assay data; anticipated political and social conditions; expected national and local government policies, including legal reforms; successful advancement of the Company’s required permitting processes; and the ability to successfully raise additional capital; NioCorp and GX Acquisition Corp. II, a Delaware corporation (“GXII”), being able to receive all required regulatory, third-party and shareholder approvals for the proposed Transaction; the amount of redemptions by GXII public stockholders; the consummation of the convertible debenture transaction and the standby equity purchase facility contemplated by the definitive agreements with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (together with YA II PN, Ltd., “Yorkville”); and other current estimates and assumptions regarding the proposed Transaction and its benefits.

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

Risks Related to Our Business:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to our history of losses;
●	risks related to the restatement of our consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021, and March 31, 2022 (collectively, the “Affected Periods”) and the impact of such restatement on our future financial statements and other financial measures;
●	risks related to the material weakness in our internal control over financial reporting, our efforts to remediate such material weakness and the timing of remediation;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to a disruption in, or failure of, our information technology systems, including those related to cybersecurity;
●	risks related to equipment and supply shortages;
●	risks related to current and future offtake agreements, joint ventures, and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the effects of the COVID-19 pandemic or other global health crises on our business plans, financial condition, and liquidity; and
●	risks related to the ability to enforce judgment against certain of our directors.

Risks Related to Mining and Exploration:

●	risks related to estimates of mineral resources and reserves;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to the establishment of a reserve and resource for Rare Earth Elements (“REEs” or “Rare Earths”) and the development of a viable recovery process for REEs;
●	risks related to the estimation of mineral resources and mineral reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to competition in the mining industry;
●	risks related to the management of the water balance at the Elk Creek Niobium/Scandium/Titanium development stage property (the “Elk Creek Project”) located in southeastern Nebraska;
●	risks related to claims on the title to our properties;
●	risks related to potential future litigation; and
●	risks related to our lack of insurance covering all our operations.

Risks Related to Government Regulations:

●	risks related to our ability to obtain or renew permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to changes in federal and/or state laws that may significantly affect the mining industry;
●	risks related to the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; and
●	risks related to land reclamation requirements.

Risks Related to Our Debt:

●	risks related to covenants contained in agreements with our secured creditors that may affect our assets; and
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing.

Risks Related to Our Common Shares:

●	risks related to qualifying as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended (the “Code”); and
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution, and penny stock rules.

Risks Related to the Proposed Transaction

●	risks related to the amount of any redemptions by GXII public stockholders being greater than expected, which may reduce the cash in trust available to NioCorp upon the consummation of the Transaction;
●	risks related to the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreement (as defined below) and/or payment of the termination fees;
●	risks related to the outcome of any legal proceedings that may be instituted against NioCorp or GXII following announcement of the Business Combination Agreement and the Transaction;
●	risks related to the inability to complete the Transaction due to, among other things, the failure to obtain NioCorp shareholder approval or GXII stockholder approval or the failure to consummate the Yorkville Financings;
●	risks related to the inability to complete the Yorkville Financings due to, among other things, the failure to obtain shareholder approval or regulatory approval;
●	the risk that the announcement and consummation of the Transaction disrupts NioCorp’s current plans;
●	risks relating to the ability to recognize the anticipated benefits of the Transaction;
●	risks relating to unexpected costs related to the Transaction; and
●	the risks that the consummation of the Transaction is substantially delayed or does not occur, including prior to the date on which GXII is required to liquidate under the terms of its charter documents.

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

Qualified Person

All technical and scientific information that forms the basis for the Elk Creek Project disclosure included in this Quarterly Report on Form 10-Q has been reviewed and approved by Scott Honan, M.Sc., SME-RM, NioCorp’s Chief Operating Officer. Mr. Honan is a “Qualified Person” as such term is defined in National Instrument 43-101 – Standards of Disclosure for Mineral Projects and subpart 1300 of Regulation S-K.

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium (“Nb”), Scandium (“Sc”) and Titanium (“Ti”) development stage property. The Company is evaluating the potential to produce several Rare Earth byproducts from the Elk Creek Project. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy (“HSLA”) steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants, and many others. It also is used in pigments for paper, paint, and plastics. Rare Earths are critical to electrification and decarbonization initiatives and can be used to manufacture the strongest permanent magnets commercially available.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete mine development and construction of the Elk Creek Project.

Recent Corporate Events

Proposed Transaction

On September 25, 2022, the Company, GXII, and Merger Sub, entered into the Business Combination Agreement. Pursuant to the Business Combination Agreement, as the result of a series of transactions, GXII will become a subsidiary of the Company (as successor by merger to the Company’s subsidiary, ECRC), with the pre-combination public shareholders of GXII receiving Common Shares based on the Exchange Ratio of 11.1829212 Common Shares for each GXII Class A common share held and not redeemed, and the GXII founders receiving shares in GXII (as successor by merger to ECRC) based on the Exchange Ratio. Pursuant to the Business Combination Agreement, after the Transaction Closing, the GXII founders will have the right to exchange such shares for Common Shares on a one-for-one basis under certain conditions. Pursuant to the Business Combination Agreement, the Company will also assume the obligations under the issued and outstanding GXII warrants, which will be converted into Warrants following the Transaction Closing. The Business Combination Agreement contemplates that the Company will undertake a reverse stock split of the Common Shares at the time of the Transaction Closing in connection with an expected cross-listing to Nasdaq. In addition, pursuant to the Business Combination Agreement, post-closing, the Company’s Board of Directors will include two directors from pre-combination GXII. The transactions contemplated by the Business Combination Agreement and the ancillary agreements thereto are referred to collectively as the “Transaction.”

The business combination pursuant to the Business Combination Agreement will be accounted for as a recapitalization in accordance with U.S. GAAP. Under this method of accounting, GXII will be treated as the “acquired” company for financial reporting purposes. Accordingly, the transaction is treated as the equivalent of NioCorp issuing Common Shares for the net assets of GXII, accompanied by a recapitalization. The net assets of GXII will be stated at historical cost, with no goodwill or other intangible assets recorded.

The proposed Transaction is expected to close in the first calendar quarter of 2023, subject to the satisfaction or waiver of certain customary closing conditions contained in the Business Combination Agreement, including, among other things, (i) obtaining required approvals of the Transaction and related matters by the respective shareholders of NioCorp and GXII, (ii) the effectiveness of the registration statement on Form S-4 that the Company originally filed on November 7, 2022, and amended on December 22, 2022, January 17, 2023, January 31, 2023, and February 6, 2023, and was declared effective by the SEC on February 8, 2023, (iii) receipt of approval for listing on Nasdaq of the Common Shares to be issued in connection with the Transaction, (iv) receipt of approval for listing on Nasdaq of the Warrants to be issued in exchange for the GXII warrants that NioCorp has agreed to assume, (v) receipt of approval from the TSX with respect to the issuance and listing of the Common Shares issuable in connection with the Transaction, (vi) that NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have at least $5.000001 million of net tangible assets upon the consummation of the Transaction, after giving effect to any redemptions by GXII public stockholders and after payment of underwriters’ fees or commissions,

(vii) that, at the Transaction Closing, NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have received cash in an amount equal to or greater than $15.0 million, subject to certain adjustments, and (viii) the absence of any injunctions enjoining or prohibiting the consummation of the Business Combination Agreement. The proposed additional financings contemplated by the LOIs will also be subject to the approval of the TSX and the Company’s shareholders.

In addition, in connection with the entry into the Business Combination Agreement, the Company announced the signing of non-binding letters of intent for two separate financing packages with Yorkville. As discussed below, on January 26, 2023, the Company entered into definitive agreements with respect to these financings.

Final proceeds will depend upon redemption rates of current GXII shareholders at the consummation of the proposed Transaction. In connection with the Transaction Closing, a significant number of GXII shareholders may exercise their redemption rights. See Part II, Item 1A, “Risk Factors—If the Transaction is consummated, the Combined Company may not realize all or any of the anticipated benefits expected as a result of the Transaction.”

Yorkville Financings

As further discussed in Note 15 to the unaudited interim condensed consolidated financial statements as of, and for the three and six months ended December 31, 2022, included elsewhere in the Quarterly Report on Form 10-Q, on January 26, 2023, NioCorp entered into definitive agreements with respect to two previously announced financings with Yorkville. The financings contemplated by the definitive agreements include (i) up to $16.0 million aggregate principal amount of unsecured convertible debentures of NioCorp (the “Convertible Debentures”) convertible into Common Shares and Common Share purchase warrants (the “Financing Warrants”) entitling the holders thereof to purchase additional Common Shares (the “Yorkville Convertible Debt Financing”); and (ii) a standby equity purchase facility pursuant to which NioCorp will have the right, but not the obligation, subject to the conditions set out therein, to sell Common Shares to Yorkville with a maximum aggregate value of up to $65.0 million over a period of up to 36 months (the “Yorkville Equity Facility Financing” and, together with the Yorkville Convertible Debt Financing, the “Yorkville Financings”).

The Yorkville Financings are expected to become effective on the date of the Transaction Closing.

NioCorp intends to use the proceeds from the Yorkville Financings to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation, and to satisfy the fees and expenses incurred in connection with the Transaction, if required.

Completion of the Yorkville Financings is subject to certain conditions, including the completion of the Transaction Closing, the receipt of the approval of the TSX, and the approval of NioCorp’s shareholders in accordance with the rules of the TSX.

Elk Creek Project Update

On October 25, 2022, the Company announced that its demonstration-scale processing plant (the “demonstration plant”), operated in Quebec, Canada, by L3 Process Innovation (“L3”), had completed demonstrating its planned process for removing calcium and magnesium from ore obtained from the Elk Creek Project. This positive result is a key milestone in NioCorp’s proposed optimization of its process flow sheet for the Elk Creek Project, which was designed by L3 and NioCorp.

Removing carbonate minerals in this fashion is expected to reduce the size of the follow-on planned production steps and make them more efficient. Characterization of the calcium and magnesium carbonate from the completed demonstration plant production runs has demonstrated very low levels of impurities, and an overall 99% purity of the mixed calcium-magnesium carbonate.

On January 4, 2023, the Company announced that the demonstration plant has succeeded in obtaining a Rare Earth dissolution rate of 86-95% from ore from the Elk Creek Project site through hydrochloric acid leaching and has achieved a loading rate of Rare Earths as high as 99% in the follow-on solvent extraction recovery step. These relatively high rates, which were expected, point to potentially strong rates of overall recovery of separated Rare Earth oxides, subject to additional demonstration testing over the coming weeks.

Additional solvent extraction steps will be deployed to establish the ultimate recovery rates of potential Rare Earth products. The demonstration plant has further established that the Rare Earths recovered in the initial solvent extraction step are accompanied by only two impurities of note: iron and a very small amount of nickel. Given the success of this initial separation step, L3 and NioCorp expect that losses in the additional solvent extraction steps would be low.

On February 6, 2023, the Company announced that overall recoveries for praseodymium oxide, neodymium oxide, terbium oxide, and dysprosium oxide are likely to be greater than 92% and meet commercial purity specifications for magnetic rare earth oxides. These results are in line with bench- and pilot-scale testing of L3’s rare earth recovery system, as well as hydrometallurgical performance models that have been run on the rare earth recovery process upon which the demonstration plant is based.

NioCorp is currently focused on demonstrating its ability to recover three high-purity Rare Earth products: (1) neodymium-praseodymium (“NdPr”) oxide, which is the principal component of neodymium-iron-boron (“NdFeB”) permanent Rare Earth magnets, (2) Dy oxide, and (3) Tb oxide. Both Dy and Tb oxides are critical to the type of powerful NdFeB magnets used in the traction motors of electric vehicles. The Demonstration Plant is also expected to deliver updated metallurgical recoveries for niobium, scandium and titanium and expects to complete operations in the first calendar quarter of 2023.

Other Activities

Our long-term financing efforts continued during the quarter ended December 31, 2022, including the proposed Transaction, discussed above. As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state, and local permits;
●	Continued evaluation of the potential to produce Rare Earth products;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production from the project;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Land clearing operations intended to prepare property owned by ECRC for the commencement of project construction;
●	Initiation of efforts to satisfy conditions of Johnson County’s Special Use Permit, including road upgrades and the provision of additional law enforcement during the construction period;
●	Initiation of long-lead equipment procurement activities; and
●	Completion of the operations of the demonstration plant to address process recommendations contained in the NI 43-101 technical report for the Elk Creek Project filed on SEDAR on May 29, 2019 and to quantify REE metallurgical performance.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to performing exploration activities, as well as the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Operating expenses
Employee-related costs	$291	$1,232	$584	$1,551
Professional fees	262	424	426	514
Exploration expenditures	1,317	491	2,605	1,112
Other operating expenses	331	881	668	1,107
Total operating expenses	2,201	3,028	4,283	4,284

Foreign exchange loss	(64)	(61)	109	164
Interest expense	82	1,022	382	1,627
Gain on sale of assets	(13)	-	(13)	-
Loss on equity securities	2	3	1	5
Income tax benefit	-	-	-	-
Net loss	$2,208	$3,992	$4,762	$6,080

Six-month period ended December 31, 2022 compared to the six-month period ended December 31, 2021

Significant items affecting operating expenses are noted below:

Employee-related costs decreased in 2022 as compared to 2021, primarily due to the timing of employee stock option grants. These costs decreased in 2022 as compared to 2021 due to stock options to purchase Common Shares (“Options”) issued in 2021, which were fully vested and expensed on the grant date.

Exploration expenditures increased in 2022 as compared to 2021, primarily due to the timing of demonstration plant development, start-up, and operational costs incurred in 2022, as well as costs related to the completion and filing of the Technical Report Summary based on the Company’s 2022 Feasibility Study for the Elk Creek Project, which was filed with the SEC on September 6, 2022.

Other operating expenses include investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs decreased in 2022 as compared to 2021, primarily due to director Options issued in 2021, which were fully vested and expensed on the grant date. This reduction in costs associated with director Options was partially offset by increased financial advisory fees and investor relations fees associated with our ongoing financing efforts.

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

Interest expense decreased in 2022 as compared to 2021 due to the impacts of conversions on the outstanding balance of the convertible security (the “Lind III Convertible Security”) issued to Lind Global Asset Management III, LLC (“Lind”).

Three-month period ended December 31, 2022 compared to the three-month period ended December 31, 2021

Overall, the decrease in net loss for the three-month period ended December 31, 2022, as compared to the same period in 2021, is primarily the result of the same factors underlying the six-month changes in expense categories as discussed above.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, the exercise of incentive Options and Warrants, and related party loans.

As of December 31, 2022, the Company had cash of $0.4 million and a working capital deficit of $6.6 million, compared to cash of $5.3 million and working capital surplus of $0.6 million on June 30, 2022.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $13.5 million until June 30, 2023. In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures are approximately $1,165 per month where approximately $405 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $760 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s wholly owned subsidiary, ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it does not have sufficient cash to continue to fund basic operations for the next twelve months, and additional funds totaling $13.5 million to $15.5 million are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $12 until June 30, 2023. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2023, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On September 25, 2022, the Company, GXII and Merger Sub entered into the Business Combination Agreement. The NioCorp Board of Directors considered a number of factors as generally supporting its decision to enter into the Business Combination Agreement, including, but not limited to, the following material factors:

●	Anticipated Acceleration of Financing Efforts. The Transaction has the potential to (1) provide NioCorp with up to $285.0 million in net cash proceeds at the consummation of the Transaction, depending upon the amount of redemptions by GXII public stockholders, and up to an additional $81.0 million over the next three years (as further discussed below), depending on the consummation of other additional financing arrangements that NioCorp and GXII intend to pursue prior to and following the expected closing of the Transaction and (2) significantly accelerate NioCorp’s efforts to obtain the required Elk Creek Project financing by increasing exposure to institutional investors looking to make strategic investments in critical minerals plays that are crucial to the world’s clean energy transition;
●	Non-Binding Yorkville Term Sheets. The signing of non-binding LOIs for two separate financing packages with Yorkville. The financings contemplated by the LOIs include $16.0 million in convertible debentures that are expected to be funded at the closing of the Transaction, and subject to certain limitations can be repaid by NioCorp in either cash or Common Shares, and a standby equity purchase facility pursuant to which NioCorp will have the ability to require Yorkville, subject to the conditions set out in the definitive agreements, to purchase up to $65.0 million of Common Shares;

●	Anticipated Benefits of Nasdaq Listing. A listing on Nasdaq, which is an established national exchange in the United States, would provide broader access to capital and financing alternatives and would otherwise enhance NioCorp’s public profile; and
●	Minimum Cash Condition. The consummation of the Transaction is subject to the satisfaction or waiver of certain closing conditions contained in the Business Combination Agreement, including, among other things, that, at the closing, NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have received cash in an amount equal to or greater than $15.0 million, subject to certain adjustments.

The NioCorp Board of Directors also considered a variety of uncertainties and risks and other potentially negative factors concerning the Transaction, including, but not limited to, the following:

●	Risks of Failure to Complete the Transaction. The risks that:
	○	the Transaction may not be completed despite the parties’ efforts, including the possibility that the conditions to the parties’ obligations to complete the Transaction (which include certain conditions that are not within the control of the parties to the Business Combination Agreement) may not be satisfied or that completion of the Transaction may be unduly delayed, and any resulting adverse impacts on NioCorp, its business and the trading price of Common Shares;
	○	the circumstances under which the Business Combination Agreement could be terminated and the impact of such termination, including the requirement that NioCorp must pay GXII (1) a Base Termination Fee of $15.0 million if it terminates the Business Combination Agreement in order to enter into an agreement providing for a Superior Proposal (as defined in the Business Combination Agreement), for a change of recommendation of the NioCorp Board, or a material breach of certain of NioCorp’s covenants relating to soliciting acquisition proposals or (2) an Intentional Breach Termination Fee of $25.0 million if GXII terminates the Business Combination Agreement as a result of a willful and material breach by NioCorp or as a result of NioCorp’s failure to consummate the closing of the Transaction within five business days after all the conditions to closing have been satisfied;
	○	if GXII is entitled to the Base Termination Fee or the Intentional Breach Termination Fee upon termination of the Business Combination Agreement, NioCorp is also required to pay all documented and reasonable out-of-pocket expenses paid or payable by GXII and its sponsor in connection with the Business Combination Agreement and the Transaction, not to exceed $5.0 million; and
	○	the substantial costs to be incurred in connection with the Transaction, including those incurred regardless of whether the Transaction are completed;
●	Risks Relating to the Benefits of the Transaction. The risks of:
	○	not realizing all the anticipated benefits expected as a result of the Transaction, including the anticipated acceleration of its financing efforts and the benefits of the expected Nasdaq listing, and that general economic and market conditions outside the control of the parties to the Business Combination Agreement could deteriorate, any of which could result in NioCorp being unable to achieve the financing necessary to advance, complete construction and commence operation of the Elk Creek Project; and
	○	the substantial costs to be incurred in connection with the Transaction, including those incurred regardless of whether the anticipated benefits of the Transaction are realized;
●	Restrictions on the Conduct of Business. The Business Combination Agreement places certain restrictions on the conduct of the NioCorp business prior to the consummation of the Transaction and other alternatives reasonably available to NioCorp if it did not pursue the Transaction, including continuing to pursue alternative financing arrangements.

Except for the Yorkville Financings discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Recent Corporate Events,” we currently have no further funding commitments or arrangements for additional financing at this time, other than the potential exercise of Options and Warrants, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. The Yorkville Convertible Debt Financing Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the Yorkville Convertible Debt Financing to repay related party debt or to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, ATM agreement or other continuous offering of Common Shares, other than with Yorkville, subject to certain exceptions. Notwithstanding the restrictions set forth in the Business Combination Agreement and the Yorkville Convertible Debt Financing Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. In addition to the proposed Transaction and Yorkville Financings, and subject to receipt of the consent of GXII as may be required pursuant to the Business Combination Agreement, management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and the impacts of the COVID-19 pandemic and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

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

Operating Activities

During the six months ended December 31, 2022, the Company’s operating activities consumed $4.1 million of cash (2021: $3.0 million). The cash used in operating activities for the six months ended December 31, 2022, reflects the Company’s funding of losses of $4.8 million, partially offset by the accretion of convertible debt and other non-cash transactions. Overall, operational outflows during the six months ended December 31, 2022, increased from the corresponding period of 2021 due to an increase in exploration-related spending at the Elk Creek Project. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing outflows were $0.5 million during the six months ended December 31, 2022, as compared to $0.6 million of inflows during the corresponding period in 2021, with 2022 outflows reflecting the timing of vendor payments related to deferred Transaction costs incurred during the period and 2021 inflows primarily reflecting the timing of warrant and option exercises, partially offset by a partial repayment under the related party loan with our President, Chief Executive Officer (“CEO”) and Executive Chairman, Mark Smith.

Cash Flow Considerations

The Company has historically relied upon debt and equity financings to finance its activities. Subject to the restrictions set forth in the Business Combination Agreement and the Yorkville Convertible Debt Financing Agreement, the Company may pursue additional debt and/or equity financing in the medium term; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

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

Certain U.S. Federal Income Tax Considerations

NioCorp believes that it qualified as a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the Code, in recent years, including its taxable years ended June 30, 2022 and June 30, 2021. However, based on the current composition of its income and assets, as well as current business plans and financial expectations, NioCorp does not currently expect to be treated as a PFIC for its taxable year or foreseeable future taxable years. However, this conclusion is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to change. In addition, it is possible notwithstanding NioCorp’s conclusion that the IRS could assert, and that a court could sustain, a determination that NioCorp is a PFIC. Accordingly, there can be no assurance that NioCorp (or any of its subsidiaries) will not be treated as a PFIC for any taxable year. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2022, under the heading “Risks Related to the Common Shares.”

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, Options, Warrants, and convertible debt option as of February 13, 2023, is set out below, on a fully-diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	282,466,201
Options[1]	9,835,000
Warrants[1]	18,016,253
Convertible Debt[2]	637,700

[1]	Each exercisable into one Common Share

[2]	Represents Common Shares issuable on conversion of aggregate outstanding principal amounts of $0.515 million of convertible debt as of February 13, 2023, assuming a market price per Common Share of $0.92 on that date.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Management does not expect that our disclosure controls and procedures will prevent all error and all fraud. The effectiveness of our or any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance that the objectives of the system will be met and is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating controls and procedures and the assumptions used in identifying the likelihood of future events.

Material Weakness in Internal Control over Financing Reporting Existing as of December 31, 2022

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to a material weakness relating to our controls, specifically, the Company’s controls over the accounting for non-routine transactions were not adequately designed to ensure the consideration of all related relevant accounting guidance when such transactions were recorded. This material weakness resulted in the restatement of the Company’s consolidated financial statements as of and for Affected Periods. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The consummation of the Transaction is subject to the satisfaction or waiver of certain customary closing conditions contained in the Business Combination Agreement, including, among other things, (i) obtaining required approvals of the Transaction and related matters by the respective shareholders of NioCorp and GXII, (ii) the effectiveness of the registration statement on Form S-4 that the Company originally filed on November 7, 2022, and amended on December 22, 2022, January 17, 2023, January 31, 2023, and February 6, 2023, and was declared effective by the SEC on February 8, 2023, (iii) receipt of approval for listing on Nasdaq of the Common Shares to be issued in connection with the Transaction, (iv) receipt of approval for listing on Nasdaq of the Warrants assumed from GXII, (v) receipt of approval from the TSX with respect to the issuance and listing of the Common Shares issuable in connection with the Transaction, (vi) that NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have at least $5.000001 million of net tangible assets upon the consummation of the Transaction, after giving effect to any redemptions by GXII public stockholders and after payment of underwriters’ fees or commissions, (vii) that, at closing, NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have received cash in an amount equal to or greater than $15.0 million, subject to certain adjustments, and (viii) the absence of any injunctions enjoining or prohibiting the consummation of the Business Combination Agreement.

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

If the Transaction is not completed, any of the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and the price of our Common Shares.

If the Transaction is consummated, the Combined Company may not realize all or any of the anticipated benefits expected as a result of the Transaction.

The success of the Transaction, if consummated, will depend, in part, on the Combined Company’s ability to realize the anticipated benefits expected from the Transaction. In particular, a significant number of GXII shareholders may exercise their redemption rights in connection with the closing of the Transaction. In addition, the Business Combination Agreement does not make the consummation of the Transaction conditional on the entry into definitive documentation and consummation of the financing transactions contemplated by the LOIs with Yorkville, and there is no assurance that such financing transactions will be consummated. As a result, even if the minimum cash and net tangible asset conditions to closing set forth in the Business Combination Agreement are satisfied and the Transaction is consummated, after giving effect to (i) payments made to GXII stockholders who properly exercise their redemption rights and (ii) payments for potential taxes and certain expenses incurred by NioCorp and GXII in connection with the Transaction, to the extent not otherwise paid prior to the closing, the Combined Company may have less net cash proceeds available for general corporate purposes than anticipated. In addition, the listing of the Common Shares on Nasdaq may not provide the anticipated benefits of broader access to capital and financing alternatives or otherwise enhance NioCorp’s public profile. If the Combined Company is not successful in realizing these anticipated benefits, including the anticipated benefits of listing the Common Shares on the Nasdaq and the anticipated acceleration of financing efforts to advance, complete construction and commence operation of the Elk Creek Project, such consequences may adversely affect the Combined Company’s results of operations, cash flows, financial position and the price of our Common Shares.

The Yorkville Financings are subject to satisfaction or waiver of several conditions.

Completion of the Yorkville Financings are subject to the satisfaction of a number of conditions precedent, certain of which are outside of NioCorp’s control, including, but not limited to, the approval by our shareholders of the issuance of the Common Shares in connection with the Yorkville Equity Facility Financing, approve by the our shareholders of the issuance of Common Shares in connection with the Yorkville Convertible Debt Financing, and other customary conditions. A substantial delay in obtaining satisfactory approvals and/or the imposition of unfavorable terms or conditions in the approvals to be obtained could result in the termination of the Yorkville Equity Facility Financing Agreement or the Yorkville Convertible Debt Financing Agreement. There can be no certainty, nor can NioCorp provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. If the Yorkville Equity Facility Financing or the Yorkville Convertible Debt Financing are not completed: (i) certain costs related to the Yorkville Equity Facility Financing Agreement and the Yorkville Convertible Debt Facility Agreement, such as legal, accounting and financial advisory fees, must be paid by NioCorp even if the Yorkville Financings are not completed; (ii) NioCorp may not be successful in finding another financing opportunity that is of equal or greater benefit to NioCorp; and (iii) the time and attention of NioCorp’s management will have been diverted away from the conduct of NioCorp’s business.

We may not be able to consummate the Yorkville Financings in a timely manner or at all, which could have a material adverse effect on the Company. Even if the Yorkville Financings are consummated, we face significant related risks, and we may not recognize the full value of the Yorkville Financings.

Completion of the Yorkville Financings is subject to the satisfaction of a number of conditions precedent, certain of which are outside of NioCorp’s control, including, but not limited to, the approval by our shareholders of the issuances of the Common Shares in connection with the Yorkville Equity Facility Financing and upon the conversion of the Convertible Debentures and the exercise of the Financing Warrants. A failure in obtaining necessary approvals and/or a failure to satisfy other conditions precedent could result in the termination of the Yorkville Equity Facility Financing Agreement and the Yorkville Convertible Debt Financing Agreement. There can be no certainty, nor can NioCorp provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. If the Yorkville Equity Facility Financing or the Yorkville Convertible Debt Financing are not completed: (i) certain costs related to the Yorkville Equity Facility Financing Agreement and the Yorkville Convertible Debt Facility Agreement, such as legal, accounting and financial advisory fees, must be paid by NioCorp even if the Yorkville Financings are not completed; (ii) NioCorp may not be successful in finding another financing opportunity that is of equal or greater benefit to NioCorp; (iii) the time and attention of NioCorp’s management will have been diverted away from the conduct of NioCorp’s business; and (iv) we may not be able to complete the proposed Transactions, each of which could have a material adverse effect on the Company.

Even if the Yorkville Financings are consummated, we may not recognize or the full value of the Yorkville Financings. Specifically, our ability to sell shares to Yorkville pursuant to the Yorkville Equity Facility Financing Agreement is subject to certain restrictions and limitations, which may prevent us from selling the full Commitment Amount prior to the expiration of the Commitment Period. As a result, there can be no assurance that NioCorp will receive all or even a significant portion of the proceeds that it expects to receive in connection with the Yorkville Equity Facility Financing. Further, holders of the Financing Warrants will have the ability to exercise them on a cashless basis. Accordingly, we may not receive any proceeds from the exercise of the Financing Warrants.

If the Yorkville Financings are consummated, we will incur significant additional debt upon the issuance of the Convertible Debentures. Notwithstanding whether we are able to recognize the full value of the Yorkville Financings, we will become obligated to repay or issue Common Shares upon settlement of the full $16.0 million aggregate principal amount of Convertible Debentures that we have agreed to issue pursuant to the Yorkville Convertible Debt Financing Agreement. Such significant additional debt could adversely affect our business, which may prevent us from fulfilling our obligations with respect to our existing debt or obtaining future financing.

Further, the Yorkville Convertible Debt Financing Agreement restricts us from pursuing certain variable rate financing transactions, which could impair our ability to obtain additional financing on terms that are favorable, or at all. Our inability to obtain additional financing on terms that are favorable, or at all, could have a material adverse effect on our financial condition, results of operations and prospects.

Last, if the Yorkville Financings are consummated, a significant number of Common Shares would become potentially issuable under the Yorkville Equity Facility Financing Agreement and upon the conversion of the Convertible Debentures and the exercise of the Financing Warrants. Additionally, the lower the market or trading price of our Common Shares in the future, the greater the number of Common Shares potentially issuable under the Yorkville Equity Facility Financing Agreement and upon the conversion of the Convertible Debentures and the exercise of the Financing Warrants, would become. Factors both within and beyond our control could cause the market or trading price of our Common Shares to decline, even significantly, in the future. As a result, existing shareholders will have their positions significantly diluted by the potential increase in additional outstanding Common Shares due to the issuance of Common Shares under the Yorkville Equity Facility Financing Agreement and upon the conversion of the Convertible Debentures and the exercise of the Financing Warrants. If the Yorkville Financings are completed, and subject to the terms of the Yorkville Equity Facility Financing Agreement and the Yorkville Convertible Debt Financing Agreement, as applicable, the potential issuances of Common Shares thereunder, the sale of Common Shares in the public market from time to time, and any disclosures to be made by us relating thereto, could depress the market price for the Common Shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Lind III Convertible Security and based upon representations and warranties of Lind in connection therewith.

Date	Conversion Amount (000)	Shares Issued	Conversion Price/Share
November 22, 2022	$300	421,605	C$0.9569

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2022, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
4.1(2)	Securities Purchase Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and each of the investors listed on the Schedule of Buyers attached thereto
4.2(2)	Form of Convertible Debentures (included in Exhibit 4.1)
4.3(2)	Form of Warrants (included in Exhibit 4.1)
4.4(2)	Registration Rights Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
10.1(2)	Standby Equity Purchase Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(3)	Inline XBRL Instance Document
101.SCH(3)	Inline XBRL Taxonomy Extension- Schema
101.CAL(3)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(3)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(3)	Inline XBRL Taxonomy Extension – Labels
101.PRE(3)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 27, 2023, and incorporated herein by reference.
(3)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2022 and 2021, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Six Months ended December 31, 2022 and 2021, (iv) the Interim Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months ended December 31, 2022 and 2021 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: February 13, 2023

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 13, 2023