Form 10-Q
period 2023-03-31
NIOCORP DEVELOPMENTS LTD
filed 2023-05-30
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 000-55710

NioCorp Developments Ltd.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-1262185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7000 South Yosemite Street, Suite 115 Centennial, CO (Address of Principal Executive Offices)	80112 (Zip code)

Registrant’s telephone number, including area code: (720) 334-7066

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	NB	The Nasdaq Stock Market LLC
Warrants, each exercisable for 1.11829212 Common Shares	NIOBW	The Nasdaq Stock Market LLC

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

As of May 30, 2023, the registrant had 30,396,120 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
Condensed consolidated balance sheets as of March 31, 2023 and June 30, 2022 (unaudited)	2

Condensed consolidated statements of operations and comprehensive loss for the three and nine months ended March 31, 2023 and 2022 (unaudited)	3

Condensed consolidated statements of cash flows for the nine months ended March 31, 2023 and 2022 (unaudited)	4

Condensed consolidated statements of shareholders’ equity and redeemable noncontrolling interest for the three and nine months ended March 31, 2023 and 2022 (unaudited)	5-6

Notes to condensed consolidated financial statements (unaudited)	7 - 27

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	March 31, 2023	June 30, 2022
ASSETS
Current
Cash		$7,145	$5,280
Prepaid expenses and other		96	402
Total current assets		7,241	5,682
Non-current
Other assets		35	35
Investment in equity securities		7	10
Right-of-use assets		248	94
Land and buildings, net	6	840	850
Mineral interests		16,085	16,085
Total assets		$24,456	$22,756

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	7	$3,319	$817
Related party loan	11	1,289	2,000
Convertible debt	8	-	2,169
Operating lease liability	13	70	82
Total current liabilities		4,678	5,068
Convertible debt	8	12,263	-
Warrant liabilities, at fair value	8,10	5,303	-
Earnout Shares liability, at fair value	9	12,314	-
Operating lease liability	13	177	23
Total liabilities		34,735	5,091
Commitments and contingencies
Redeemable noncontrolling interest	9	2,233	-
SHAREHOLDERS’ EQUITY
Common shares, no par value, unlimited shares authorized; shares outstanding: 30,081,655 at March 31, 2023 and 27,667,060 at June 30, 2022	10	134,445	129,055
Accumulated deficit		(146,046)	(110,397)
Accumulated other comprehensive loss		(911)	(993)
Total shareholders’ equity		(12,512)	17,665
Total liabilities, redeemable noncontrolling interest and equity		$24,456	$22,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended March 31,		For the nine months ended March 31,
	Note	2023	2022	2023	2022
Operating expenses
Employee related costs		$1,405	$308	$1,989	$1,859
Professional fees		157	16	583	530
Exploration expenditures	12	1,410	845	4,015	1,957
Other operating expenses	5	26,220	217	26,888	1,324
Total operating expenses		29,192	1,386	33,475	5,670

Change in fair value of Earnout Shares liability	9	(881)	-	(881)	-
Change in fair value of warrant liability	8,10	784	-	868	-
Loss on debt extinguishment	8	300	-	1,922	-
Foreign exchange (gain) loss		83	(66)	192	98
Interest expense		142	679	362	2,306
Gain on sale of assets	6	-	-	(13)	-
Loss on equity securities		1	1	2	6
Loss before income taxes		29,621	2,000	35,927	8,080
Income tax benefit		(186)	-	(186)	-
Net loss		29,435	2,000	35,741	8,080
Net loss attributable to redeemable noncontrolling interest		92	-	92	-
Net loss attributable to the Company		$29,343	$2,000	$35,649	$8,080

Other comprehensive loss:
Net loss		$29,435	$2,000	$35,741	$8,080
Other comprehensive loss (gain):
Reporting currency translation		(112)	38	(82)	(72)
Total comprehensive loss		29,323	2,038	35,659	8,008
Comprehensive loss attributable to redeemable noncontrolling interest		92	-	92	-
Comprehensive loss attributable to the Company		$29,231	$2,038	$35,567	$8,008

Loss per common share, basic and diluted	2d	$1.00	$0.08	$1.26	$0.31

Weighted average common shares outstanding		28,546,379	26,576,440	28,128,731	26,172,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the nine months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(35,741)	$(8,080)
Adjustments to reconcile net loss to net cash used in operations:
Initial valuation of warrants	3,848	-
Change in fair value of warrants	868	-
Initial valuation of Earnout Shares liability	13,195	-
Change in fair value of Earnout Shares liability	(881)	-
Share-based compensation	1,788	1,568
Fair value of Commitment Shares issued	650	-
Accretion of convertible debt	215	2,149
Loss on debt extinguishment	1,422	-
Foreign exchange loss	200	148
Unrealized loss on equity securities	2	6
Depreciation	2	2
Gain on sale of assets	(13)	-
Noncash lease expense	(12)	(5)
	(14,457)	(4,212)
Change in working capital items:
Prepaid expenses and other	304	(516)
Accounts payable and accrued liabilities	2,688	314
Net cash used in operating activities	(11,465)	(4,414)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	-	(16)
Proceeds from sale of assets	21	-
Net cash provided by (used in) investing activities	21	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	11	973
Share issuance costs	(21)	-
Convertible debt repayment	(515)	-
Proceeds of debt issuance, net of costs	14,857	-
Related party debt draws	1,130	-
Related party debt repayments	(1,841)	(318)
Net cash provided by financing activities	13,621	655
Exchange rate effect on cash and cash equivalents	(312)	(78)
Change in cash and cash equivalents during period	1,865	(3,853)
Cash and cash equivalents, beginning of period	5,280	7,317
Cash and cash equivalents, end of period	$7,145	$3,464

Supplemental cash flow information:
Amounts paid for interest	$239	$40
Non-cash financing transactions:
Conversions of debt for common shares	$1,950	$6,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	For the Nine Months Ended March 31, 2023 and 2022
	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated other comprehensive income	Total shareholders’ equity	Redeemable Noncontrolling Interest
Balance, June 30, 2021	25,637,991	$113,882	$(99,510)	$(1,159)	$13,213	$-
Exercise of warrants	87,175	543	-	-	543	-
Exercise of options	192,653	430	-	-	430	-
Debt conversions	890,550	6,622	-	-	6,622	-
Share-based compensation	-	1,568	-	-	1,568	-
Reporting currency translation	-	-	-	72	72	-
Loss for the period	-	-	(8,080)	-	(8,080)	-
Balance, March 31, 2022	26,808,369	$123,045	$(107,590)	$(1,087)	$14,368	$-

Balance, June 30, 2022	27,667,060	$129,055	$(110,397)	$(993)	$17,665	$-
Exercise of options	265,138	11	-	-	11	-
Fair value of Financing Warrants issued	-	3,337	-	-	3,337	-
Common Shares issued in the GXII Transaction	1,753,821	-	-	-	-	-
Redeemable noncontrolling interest	-	(2,325)	-	-	(2,325)	2,325
Commitment Shares issued	81,213	650	-	-	650	-
Debt conversions	314,423	1,950	-	-	1,950	-
Share issuance costs	-	(21)	-	-	(21)	-
Share-based compensation	-	1,788	-	-	1,788	-
Reporting currency translation	-	-	-	82	82	-
Loss for the period	-	-	(35,649)	-	(35,649)	(92)
Balance, March 31, 2023	30,081,655	$134,445	$(146,046)	$(911)	$(12,512)	$2,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	For the Three Months Ended March 31, 2023 and 2022
	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated other comprehensive income	Total shareholders’ equity	Redeemable noncontrolling Interest
Balance, December 31, 2021	26,402,696	$120,936	$(105,590)	$(1,050)	$14,296	$-
Exercise of options	90,692	9	-	-	9	-
Debt conversions	314,981	2,100	-	-	2,100	-
Reporting currency translation	-	-	-	(37)	(37)	-
Loss for the period	-	-	(2,000)	-	(2,000)	-
Balance, March 31, 2022	26,808,369	$123,045	$(107,590)	$(1,087)	$14,368	-

Balance, December 31, 2022	28,242,064	$130,995	$(116,703)	$(1,023)	$13,269	$-
Exercise of options	4,557	-	-	-	-	-
Fair value of Financing Warrants issued	-	3,337	-	-	3,337	-
Common Shares issued in the GXII Transaction	1,753,821	-	-	-	-	-
Redeemable noncontrolling interest	-	(2,325)	-	-	(2,325)	2,325
Commitment Shares issued	81,213	650	-	-	650	-
Share-based compensation	-	1,788	-	-	1,788	-
Reporting currency translation	-	-	-	112	112	-
Loss for the period	-	-	(29,343)	-	(29,343)	(92)
Balance, March 31, 2023	30,081,655	$134,445	$(146,046)	$(911)	$(12,512)	$2,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

1.	DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (“we,” “us,” “our,” “NioCorp” or the “Company”) was incorporated on February 27, 1987, under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in North America, specifically, the Elk Creek Niobium/Scandium/Titanium property (the “Elk Creek Project”) located in southeastern Nebraska.

As further discussed in Notes 5, 8, and 9, on March 17, 2023 (the “Closing Date”), the Company closed the GXII Transaction (as defined below) with GX Acquisition Corp. II (“GXII”), pursuant to the Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GXII and Big Red Merger Sub Ltd (the “Closing”). At the Closing, the Company also closed convertible debt financings (the “Yorkville Convertible Debt Financing”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (together with YA II PN, Ltd., “Yorkville”), and the standby equity purchase facility with Yorkville (the “Yorkville Equity Facility Financing” and, together with the Yorkville Convertible Debt Financing, the “Yorkville Financings”) became effective. The transactions contemplated by the Business Combination Agreement, including the GXII Transaction, the Yorkville Financings and the Reverse Stock Split (as defined below), are referred to, collectively, as the “Transactions.”

The GXII Transaction is being accounted for as an equity raise transaction in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Under this method of accounting, GXII is treated as the “acquired” company for financial reporting purposes. Accordingly, the GXII Transaction is treated as the equivalent of NioCorp issuing common shares, no par value, of the Company (“Common Shares”) for the assets and liabilities of GXII. The net assets of GXII are stated at historical cost, with no goodwill or other intangible assets recorded.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2022. Certain transactions include reference to Canadian dollars (“C$”) where applicable.

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows at March 31, 2023, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2022. The interim results are not necessarily indicative of results for the full year ending June 30, 2023, or future operating periods.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, convertible debt valuations, earnout valuation, warrant liabilities, and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Earnings per Share

Basic earnings (loss) per share represents net earnings (loss) attributable to common shareholders divided by the weighted average number of Common Shares outstanding during the period. The Company considers Vested Shares and Released Earnout Shares (each as defined in Note 9), to be participating securities, requiring the use of the two-class method. Diluted earnings per share represents net earnings attributable to common shareholders divided by the weighted average number of Common Shares outstanding, inclusive of the dilutive impact of all potentially dilutive securities outstanding during the period, as applicable.

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and nine months ended March 31, 2023:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Numerator:
Net loss	$29,435	$2,000	$35,741	$8,080
Adjust: Net loss attributable to noncontrolling interest	(56)	-	(43)	-
Net loss available to participating securities	29,379	2,000	35,698	8,080
Net loss attributable to Vested Shares	(708)	-	(271)	-
Net loss attributed to common shareholders - basic and diluted	$28,671	$2,000	$35,427	$8,080
Denominator:
Weighted average shares outstanding – basic and diluted	28,546,379	26,576,440	28,128,731	26,172,981

Loss per Common Share outstanding – basic and diluted	$1.00	$0.08	$1.26	$0.31

The following shares underlying Options, Warrants, outstanding convertible debt and redeemable noncontrolling interest shares were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three- and nine-month periods ended March 31, 2023 and 2022, as indicated below.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	For the three and nine months ended March 31,
	2023	2022
Excluded potentially dilutive securities (1)(2):
Options	1,561,500	1,408,900
Warrants	19,257,515	1,347,011
Convertible debt	2,723,500	632,900
Total potential dilutive securities	23,542,515	3,388,811

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.
(2)	Earnout Shares (as defined below) are excluded as the vesting terms were not met as of the end of the reporting period.

e)	Reverse Stock Split

On March 17, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) on the basis of one (1) post-Reverse Stock Split Common Share for every ten (10) pre-Reverse Stock Split Common Shares issued and outstanding, with any fractional shares resulting from the Reverse Stock Split rounded down to the nearest whole share. Immediately after the Reverse Stock Split, there were 30,000,442 Common Shares issued and outstanding. All references to share and per share amounts (excluding authorized shares) in the consolidated financial statements and accompanying notes have been retroactively restated to reflect the Reverse Stock Split.

f)	Redeemable Noncontrolling Interest

Redeemable Noncontrolling Interest refers to non-controlling interest associated with the Vested Shares that are redeemable upon the occurrence of an event that is not solely within the Company’s control and is reported in the mezzanine section between total liabilities and shareholders’ deficit, as temporary equity in the Company’s consolidated balance sheets. The Company adjusts the Redeemable Noncontrolling Interest balance to reflect its estimate of the maximum redemption amount each reporting period. The Company’s non-controlling interest is redeemable at fair value, and no adjustment to the earnings per share numerator is required because redemption at fair value is not considered an economic distribution different from other common stockholders.

g)	Foreign Currency Translation and Functional Currency Conversion

Items included in these interim condensed consolidated financial statements of each of the Company and the Company’s consolidated subsidiaries are measured using the currency of the primary economic environment in which the entities operate (the “functional currency”). Prior to March 17, 2023, the Company’s functional currency was the Canadian dollar. Translation gains and losses from the application of the U.S. dollar as the reporting currency during the period that the Canadian dollar was the functional currency are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

The Company re-assessed its functional currency and determined that on March 17, 2023, its functional currency changed from the Canadian dollar to the U.S. dollar based on significant changes in economic facts and circumstances in our organization. The change in functional currency was accounted for prospectively from March 17, 2023 and prior-period financial statements were not restated for the change in functional currency.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

For both monetary and non-monetary assets and liabilities, translated balances as of March 17, 2023 became the new accounting basis. The exchange rate on the date of change became the historical rate at which non-monetary assets and liabilities were translated in subsequent periods. There was no effect on the cumulative translation adjustment on the consolidated basis. Previously recorded cumulative translation adjustments were not reversed. For periods commencing after March 17, 2023, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets and non-monetary liabilities incurred after March 17, 2023 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transactions. Foreign exchange gains and losses are included in the statement of operations and comprehensive loss as foreign exchange gains.

The functional currency for the Company’s Canadian subsidiary, 0896800 BC Ltd., which has no independent operations from its parent, also changed from the Canadian dollar to the U.S. dollar. The functional currency for Elk Creek Resources Corp. remains as the U.S. dollar.

3.	RESTATEMENTS

On February 16, 2021, the Company entered into a Convertible Security Funding Agreement (as amended by Amendment #1 to the Convertible Security Funding Agreement dated December 2, 2021, the “CSFA”) with Lind Global Asset Management III, LLC (“Lind”), pursuant to which the Company issued a convertible security to Lind (the “Lind III Convertible Security”). Pursuant to the CSFA, Lind had certain consent and participation rights applicable in connection with the GXII Transaction and the Yorkville Financings. As more fully discussed in Note 8, on September 25, 2022, the Company and Lind, entered into an agreement (the “Lind Consent”), which modified certain aspects of the CSFA. The Company originally accounted for the Lind Consent under Accounting Standards Codification (“ASC”) Topic 450, Contingencies. In connection with the preparation of the Company’s financial statements for the period ended March 31, 2023, the Audit Committee, in consultation with the Company’s management, determined that the Lind Consent should have been evaluated using ASC Topic 470 – Debt (“ASC 470”), which requires an evaluation of the contract amendment under applicable ASC debt modification guidance. This error impacted the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2022 and condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of shareholders’ equity for the periods ended September 30, 2022 and December 31, 2022, as well as certain notes thereto. The identification of the need for the restatement arose during the Company’s quarterly close for the quarter ended March 31, 2023.

The Company performed a comparison of the discounted cash flows of the Lind III Convertible Security pursuant to the original CSFA and pursuant to the CSFA as amended by the Lind Consent and determined that a debt extinguishment loss of $201 had occurred. Further, ASC 470 requires that the minimum estimated Consent Payment (as defined below) of $200 also be included in the calculation of the gain or loss on debt extinguishment. The Company also evaluated the Contingent Consent Warrant (as defined below) feature included in the Lind Consent and determined that the Contingent Consent Warrants meet the criteria to be considered separate, freestanding instruments, should be accounted for as a liability under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and should be booked at fair value on the date of the Lind Consent, with subsequent changes in valuation recorded as a non-operating gain or loss in the statement of operations. The following table summarizes the components of the initial loss on extinguishment:

Amount
Minimum Consent Payment at inception	$200
Debt extinguishment fair value adjustment	201
Initial fair value of Contingent Consent Warrants	1,221
Total loss on debt extinguishment	$1,622

These interim financial statements as of and for the three and nine months ended March 31, 2023 include the impacts of this restatement.

The following tables disclose the impacts of the restatement on the previously filed Quarterly Reports on Form 10-Q for the reporting periods ended September 30, 2022 and December 31, 2022.

Restatement Impacts to the Condensed Consolidated Balance Sheet (unaudited)

As of September 30, 2022

	As Previously Reported	Restatement Impacts	Restated
Deferred transaction costs	$2,809	$(200)	$2,609
Total assets	23,246	(200)	23,046
Convertible debt	755	159	914
Total current liabilities	6,511	159	6,670
Warrant liability	-	964	964
Total liabilities	6,511	1,123	7,634
Accumulated deficit	(112,951)	(1,323)	(114,274)
Total shareholders’ equity	16,735	(1,323)	15,412
Total liabilities and equity	23,246	(200)	23,046

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended September 30, 2022

	As Previously Reported	Restatement Impacts	Restated
Interest expense	$300	$(42)	$258
Loss on debt extinguishment	-	1,622	1,622
Change in fair value of warrant liability	-	(257)	(257)
Loss before income taxes	2,554	1,323	3,877
Net loss	2,554	1,323	3,877
Total comprehensive loss	2,559	1,323	3,882
Loss per share	$0.09	$0.05	$0.14
Weighted average shares outstanding, on post-reverse stock split basis	27,792,632	-	27,792,632

Restatement Impacts to the Condensed Consolidated Statement of Cash Flows (unaudited)

For the Three Months Ended September 30, 2022

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,554)	$(1,323)	$(3,877)
Accretion of convertible debt	236	(42)	194
Loss on debt extinguishment	-	1,622	1,622
Change in fair value of warrant liability	-	(257)	(257)

Restatement Impacts to the Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

As of September 30, 2022

	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance, June 30, 2022	$129,055	$(110,397)	$(993)	$17,665
Debt conversions	1,650	-	-	1,650
Share issuance costs	(21)	-	-	(21)
Reporting currency translation	-	-	(5)	(5)
Loss for the period As restated (a)	-	(2,554)	-	(2,554)
Balance, September 30, 2022 As restated (a)	$130,684	$(112,951)	$(998)	$16,735
Restatement Impacts
Balance, June 30, 2022	$-	$-	$-	$-
Loss for the period As restated (a)	-	(1,323)	-	(1,323)
Balance, September 30, 2022 As restated (a)	$-	$(1,323)	$-	$(1,323)
As Adjusted
Balance, June 30, 2022	$129,055	$(110,397)	$(993)	$17,665
Debt conversions	1,650	-	-	1,650
Share issuance costs	(21)	-	-	(21)
Reporting currency translation	-	-	(5)	(5)
Loss for the period As restated (a)	-	(3,877)	-	(3,877)
Balance, September 30, 2022 As restated (a)	$130,684	$(114,274)	$(998)	$15,412

Restatement Impacts to the Condensed Consolidated Balance Sheet (unaudited)

As of December 31, 2022

	As Previously Reported	Restatement Impacts	Restated
Deferred transaction costs	$4,338	$(200)	$4,138
Total assets	21,901	(200)	21,701
Convertible debt	502	39	541
Total current liabilities	7,088	39	7,127
Warrant liability	-	1,305	1,305
Total liabilities	7,088	1,344	8,432
Accumulated deficit	(115,159)	(1,544)	(116,703)
Total shareholders’ equity	14,813	(1,544)	13,269
Total liabilities and equity	21,901	(200)	21,701

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended December 31, 2022

	As Previously Reported	Restatement Impacts	Restated
Interest expense (income)	$82	$(120)	$(38)
Change in fair value of warrant liability	-	341	341
Loss before income taxes	2,208	221	2,429
Net loss	2,208	221	2,429
Total comprehensive loss	2,233	221	2,454
Loss per share	$0.08	$0.01	$0.09
Weighted average shares outstanding, on post-reverse stock split basis	28,056,263	-	28,056,263

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Six Months Ended December 31, 2022

	As Previously Reported	Restatement Impacts	Restated
Interest expense	$382	$(162)	$220
Loss on debt extinguishment	-	1,622	1,622
Change in fair value of warrant liability	-	84	84
Loss before income taxes	4,762	1,544	6,306
Net loss	4,762	1,544	6,306
Total comprehensive loss	4,792	1,544	6,336
Loss per share	$0.17	$0.06	$0.23
Weighted average shares outstanding, on post-reverse stock split basis	27,924,227	-	27,924,227

Restatement Impacts to the Condensed Consolidated Statement of Cash Flows (unaudited)

For the Six Months Ended December 31, 2022

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,762)	$(1,544)	$(6,306)
Accretion of convertible debt	283	(162)	121
Loss on debt extinguishment	-	1,622	1,622
Change in financial instrument fair value	-	84	84

Restatement Impacts to the Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the Three Months Ended December 31, 2022

	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance, September 30, 2022	$130,684	$(112,951)	$(998)	$16,735
Exercise of options	11	-		11
Debt conversions	300	-	-	300
Reporting currency translation	-	-	(25)	(25)
Loss for the period As restated (a)	-	(2,208)	-	(2,208)
Balance, December 31, 2022 As restated (a)	$130,995	$(115,159)	$(1,023)	$14,813
Restatement Impacts
Balance, September 30, 2022	$-	$(1,323)	$-	$(1,323)
Loss for the period As restated (a)	-	(221)	-	(221)
Balance, December 31, 2022 As restated (a)	$-	$(1,544)	$-	$(1,544)
As Adjusted
Balance, September 30, 2022	$130,684	$(114,274)	$(998)	$15,412
Exercise of options	11	-		11
Debt conversions	300	-	-	300
Reporting currency translation	-	-	(25)	(25)
Loss for the period As restated (a)	-	(2,429)	-	(2,429)
Balance, December 31, 2022 As restated (a)	$130,995	$(116,703)	$(1,023)	$13,269

Restatement Impacts to the Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the Six Months Ended December 31, 2022

	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance, June 30, 2022	$129,055	$(110,397)	$(993)	$17,665
Exercise of warrants	11	-	-	11
Debt conversions	1,950	-	-	1,950
Share issuance costs	(21)	-	-	(21)
Reporting currency translation	-	-	(30)	(30)
Loss for the period As restated (a)	-	(4,762)	-	(4,762)
Balance, December 31, 2022 As restated (a)	$130,995	$(115,159)	$(1,023)	$14,813
Restatement Impacts
Balance, June 30, 2022	$-	$-	$-	$-
Loss for the period As restated (a)	-	(1,544)	-	(1,544)
Balance, December 31, 2022 As restated (a)	$-	$(1,544)	$-	$(1,544)
As Adjusted
Balance, June 30, 2022	$129,055	$(110,397)	$(993)	$17,665
Exercise of warrants	11	-	-	11
Debt conversions	1,950	-	-	1,950
Share issuance costs	(21)	-	-	(21)
Reporting currency translation	-	-	(30)	(30)
Loss for the period As restated (a)	-	(6,306)	-	(6,306)
Balance, December 31, 2022 As restated (a)	$130,995	$(116,703)	$(1,023)	$13,269

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited) For the Three Months Ended March 31, 2022

	As Previously Reported	Restatement Impacts	Restated
Foreign exchange gain	$(48)	$(18)	$(66)
Interest expense	477	202	679
Loss before income taxes	1,816	184	2,000
Net loss	1,816	184	2,000
Reporting currency translation	18	20	38
Total comprehensive loss	1,834	204	2,038
Loss per share	$0.07	$0.01	$0.08
Weighted average shares outstanding, on post-reverse stock split basis	26,576,440	-	26,576,440

Restatement Impacts to the Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2022

	As Previously Reported	Restatement Impacts	Restated
December 31, 2021 opening balance adjustments:
Deficit	$(104,494)	$(1,096)	$(105,590)
Accumulated other comprehensive loss	(1,049)	-	(1,049)
Total Shareholders’ equity	15,392	(1,096)	14,296
Activity adjustments:
Loss for the period	(1,816)	(184)	(2,000)
Reporting currency translation	(18)	(20)	(38)
March 31, 2022 ending balance adjustments:
Deficit	(106,310)	(1,280)	(107,590)
Accumulated other comprehensive loss	(1,067)	(20)	(1,087)
Total equity	15,668	(1,300)	14,368

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)
For the Nine Months Ended March 31, 2022

	As Previously Reported	Restatement Impacts	Restated
Foreign exchange loss	$101	$(3)	$98
Interest expense	1,457	849	2,306
Loss before income taxes	7,234	846	8,080
Net loss	7,234	846	8,080
Reporting currency translation	(76)	4	(72)
Total comprehensive loss	7,158	850	8,008
Loss per share	$0.28	$0.03	$0.31
Weighted average shares outstanding, on post-reverse stock split basis	26,172,981	-	26,172,981

Restatement Impacts to the Condensed Consolidated Statement of Cash Flows (unaudited)
For the Nine Months Ended March 31, 2022

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(7,234)	$(846)	$(8,080)
Accretion of convertible debt	1,300	849	2,149
Foreign exchange loss	151	(3)	148

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Restatement Impacts to the Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended March 31, 2022

	Deficit	Restatement Impacts	Restated
June 30, 2021 balances as previously reported
Deficit	$(99,076)	$(434)	$(99,510)
Accumulated other comprehensive loss	(1,143)	(16)	(1,159)
Total Shareholders’ equity	13,663	(450)	13,213
Activity adjustments:
Loss for the period	(7,234)	(846)	(8,080)
Reporting currency translation	76	(4)	72
March 31, 2022 ending balance adjustments:
Deficit	(106,310)	(1,280)	(107,590)
Accumulated other comprehensive loss	(1,067)	(20)	(1,087)
Total equity	15,668	(1,300)	14,368

4.	GOING CONCERN ISSUES

The Company incurred a loss of $35,649 for the nine months ended March 31, 2023 (2022 - $8,080) and had an accumulated deficit of $146,046 as of March 31, 2023. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of March 31, 2023, the Company had cash of $7,145, which may not be sufficient to fund normal operations for the next twelve months without deferring payment on certain liabilities or raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures, which have averaged approximately $1,929 per quarter over the preceding three-year period, is dependent on management’s ability to secure additional financing. NioCorp expects to have access to up to $61,600 in net proceeds from the Yorkville Equity Facility Financing over the next three years, as discussed in Note 8. In addition, the Company may pursue additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the potential issuance of Common Shares under the Yorkville Equity Facility Financing Agreement, the Company did not have any further funding commitments or arrangements for additional financing as of March 31, 2023. These interim condensed consolidated financial statements do not give effect to any adjustments required to realize the Company’s assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Recent worldwide events have created general global economic uncertainty as well as uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions. We believe this could have an adverse impact on our ability to obtain financing, development plans, results of operations, financial position, and cash flows during the current fiscal year. The full extent to which these events and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time.

5.	GXII TRANSACTION

Pursuant to the Business Combination Agreement, the following transactions (collectively, the “GXII Transaction”) occurred on the Closing Date:

●	As a result of a series of transactions, GXII became an indirect, majority-owned subsidiary of NioCorp and changed its name to “Elk Creek Resources Corp” (“ECRC”).

●	As the parent company of the merged entity, NioCorp issued 1,753,821 post-Reverse Stock Split Common Shares in exchange for all of the Class A shares of GXII issued and outstanding immediately prior to the Closing, including 83,770 Common Shares issued to BTIG, LLC in exchange for Class A shares of GXII that it received as partial payment for advisory services.

●	All of the Class B shares of GXII issued and outstanding immediately prior to the Closing (after giving effect to the surrender of certain Class B shares of GXII in accordance with the Sponsor Support Agreement, dated September 25, 2022 (the “Sponsor Support Agreement”), among GX Sponsor II LLC (the “Sponsor”), GXII, NioCorp and the other persons party thereto) were converted into 7,957,404 shares of Class B common stock of GXII (now known as ECRC) as the surviving entity of the mergers that occurred on the Closing Date as part of the GXII Transaction. Pursuant to the Business Combination Agreement, the Sponsor Support Agreement and the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, after the Closing, the shares of Class B common stock of ECRC are exchangeable into Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. See Note 9 for additional information regarding the Class B common stock of ECRC.

●	NioCorp assumed GXII’s obligations under the agreement (the “GXII Warrant Agreement”) governing the GXII share purchase warrants (the “GXII Warrants”) and issued an aggregate of 15,666,626 warrants (the “NioCorp Assumed Warrants”) to purchase up to an aggregate of 17,519,864 Common Shares. See Note 10b for additional information regarding the NioCorp Assumed Warrants.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

After the distribution of funds to GXII redeeming shareholders and prior to paying transaction costs incurred by GXII, $15,676 became available to the Company. The following table summarizes the elements of the GXII Transaction allocated to the Consolidated Statements of Operations:

Amount
Gross cash proceeds, net of transaction costs incurred by GXII	$2,168
Less:
Net liabilities assumed	392
Warrants assumed at fair value	3,848
Earnout Shares assumed at fair value	13,195
Transaction costs expensed	6,309
Net costs allocated to other operating expense	$21,576

The number of Common Shares issued and outstanding immediately following the consummation of the Transactions were as follows:

	Common Shares	Percentage
Legacy NioCorp Shareholders	28,246,621	93.90%
Former GXII Class A Shareholders[1]	1,753,821	5.83%
Other[2]	81,213	0.27%
Total Common Shares Outstanding Upon Completion of Transactions	30,081,655	100%

1	Includes 83,770 Common Shares issued to BTIG, LLC in exchange for Class A shares of GXII that it received as partial payment for advisory services.

2	Represents Commitment Shares (as defined below) issued under the Yorkville Equity Facility Financing Agreement.

In connection with the GXII Transaction, the Company also closed the Yorkville Convertible Debt Financing and the Yorkville Equity Facility Financing, as discussed in Note 8.

6.	LAND AND BUILDINGS, NET

In October 2022, the Company entered into an agreement with the State of Nebraska (the “State”) to sell a strip of Company-owned land totaling approximately 1.27 acres located adjacent to State Highway 50 in connection with highway improvements to be completed by the State, for $21, inclusive of estimated fence replacement costs. The Company recorded a gain of $13 associated with this sale.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of
	Note	March 31, 2023	June 30, 2022
Accounts payable, trade		$926	$115
Accounts payable accruals		2,055	654
Taxes payable		259	-
Interest and fees payable to related party	11	31	-
Other accruals		48	48
Total accounts payable and accrued liabilities		$3,319	$817

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

8.	CONVERTIBLE DEBT

Lind III Convertible Security

Changes in the Lind III Convertible Security are as follows:

Lind III Convertible Security
Balance, June 30, 2022	$2,169
Fair value increase due to debt extinguishment	201
Accretion expense	95
Conversions	(1,950)
Payment at maturity	(515)
Balance, March 31, 2023	$-

On September 25, 2022, the Company and Lind entered into the Lind Consent, which included the following principal terms: (i) the consent of Lind to the GXII Transaction disclosed in Note 5 and Yorkville Financings disclosed in Note 8, including all actions taken by NioCorp as set out in the Business Combination Agreement to permit the completion of the Transactions; (ii) the consent of Lind to NioCorp’s expected cross-listing to The Nasdaq Stock Market LLC (“Nasdaq”) and the consolidation of the Common Shares in order to meet the minimum listing requirements thereof; (iii) the waiver of Lind of its participation right for up to 15% of the total offering in the Yorkville Equity Facility Financing; and (iv) the waiver of Lind of certain restrictive covenants in the CSFA.

As consideration for entering into the Lind Consent, Lind received, amongst other things: (i) the right to receive a payment of $500, which would have been reduced to $200 if the Transactions had not been consummated on or before April 30, 2023 (collectively, the “Consent Payment”); (ii) an extension of its existing participation rights under the CSFA in future financings of NioCorp for a further two-year period, subject to certain exceptions as well as an extension of such participation rights beyond the additional two-year period if Yorkville or any affiliate is a party to any such applicable transaction; and (iii) the right to receive additional Warrants (the “Contingent Consent Warrants”) if on the date that is 18 months following the Closing Date, the closing trading price of the Common Shares on the Toronto Stock Exchange (the “TSX”) or such other stock exchange on which such shares may then be listed, is less than C$10.00 (on a post-Reverse Stock Split basis), subject to adjustments. The number of Contingent Consent Warrants to be issued, if any, is based on the Canadian dollar equivalent (based on the then current Canadian to US dollar exchange rate as reported by Bloomberg, LP) of $5,000 divided by the five-day volume weighted average price of the Common Shares on the date of issuance. Further, the number of Contingent Consent Warrants issued will be proportionately adjusted based on the percentage of Warrants currently held by Lind that are exercised, if any, prior to the issuance of any Contingent Consent Warrants. The Lind Consent was signed as an amendment to the existing CSFA.

Management determined that the Lind Consent should have been evaluated using ASC 470, which requires an evaluation of the contract amendment under debt modification guidance. The Company performed a comparison of the discounted cash flows of the Lind III Convertible Security pursuant to the existing CSFA and pursuant to the CSFA as amended by the Lind Consent and determined that a debt extinguishment loss of $201 had occurred. Further, ASC 470 requires that the minimum estimated Consent Payment of $200 also be included in the calculation of the gain or loss on debt extinguishment. The Company also evaluated the Contingent Consent Warrant feature included in the Lind Consent and determined that the Contingent Consent Warrants meet the criteria to be considered separate, freestanding instruments, should be accounted for as a liability under ASC 480, and should be booked at fair value on the date of the Lind Consent, with subsequent changes in valuation recorded as a non-operating gain or loss in the statement of operations. The following table summarizes the components of the initial loss on extinguishment:

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Component of loss	Amount
Minimum Consent Payment at inception	$200
Loss on debt extinguishment	201
Initial fair value of Contingent Consent Warrants	1,221
Initial loss on debt extinguishment	$1,622

Changes in the fair value of the Contingent Consent Warrants are presented below:

Amount
Initial valuation, September 25, 2022	$1,221
Change in valuation	(257)
Valuation at September 30, 2022	964
Change in valuation	341
Valuation at December 31, 2022	1,305
Change in valuation	220
Valuation at March 31, 2023	$1,525

The Contingent Consent Warrants are classified as a Level 3 financial instrument and were valued utilizing a Monte Carlo simulation pricing model, which calculates multiple potential outcomes for future share prices based on historic volatility of the Common Shares to determine the probability of issuance at 18 months following the applicable valuation date and to determine the value of the Contingent Consent Warrants. The following table discloses the primary inputs into the Monte Carlo model at each valuation date, and the probability of issuance calculated by the model.

Key Valuation Input	September 25, 2022(1)	September 30, 2022(1)	December 31, 2022(1)	March 31, 2023
Share price on valuation date	$7.82	$10.40	$7.40	$6.36
Volatility	62.4%	63.4%	63.5%	71.3%
Risk free rate	3.93%	4.04%	3.98%	3.59%
Probability of issuance	59.4%	45.5%	62.5%	64.5%

(1)	– Share price adjusted to reflect the Reverse Stock Split.

The $300 loss on debt extinguishment booked in the quarter ended March 31, 2023 represents the difference between our accrual of the minimum Consent Payment at September 25, 2022 and the actual payment made on March 17, 2023. Loss on debt extinguishment is presented as a non-operating expense in the Company’s consolidated statements of operations and comprehensive loss. This accounting also resulted in a decrease in the amount of accretion to be recognized over the remaining life of the Lind III Convertible Security through February 2023. Accretion expenses are disclosed as a part of interest expense, which is not included as a component of operating costs.

Yorkville Convertible Debentures

In connection with the GXII Transaction, on January 26, 2023, NioCorp entered into definitive agreements with respect to the Yorkville Financings, including a Securities Purchase Agreement, dated January 26, 2023 (as amended the “Yorkville Convertible Debt Financing Agreement”), between the Company and Yorkville, and a Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and Yorkville.

Pursuant to the Yorkville Convertible Debt Financing Agreement, at the Closing, Yorkville advanced a total amount of $15,360 to NioCorp in consideration of the issuance by NioCorp to Yorkville of (i) $16,000 aggregate principal amount of unsecured convertible debentures (the “Convertible Debentures”) and (ii) Common Share purchase warrants, exercisable for up to 1,789,267 Common Shares for cash or, if at any time there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying Common Shares, on a cashless basis, at the option of the holder, at a price per Common Share of approximately $8.9422, subject to adjustment to give effect to any stock dividend, stock split, reverse stock split or similar transaction (the “Financing Warrants”).

Each Convertible Debenture issued under the Yorkville Convertible Debt Financing is an unsecured obligation of NioCorp, has an 18-month term from the Closing Date, which may be extended for one six-month period in certain circumstances at the option of NioCorp, and incurs a simple interest rate obligation of 5.0% per annum

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

(which will increase to 15.0% per annum upon the occurrence of an event of default). The outstanding principal amount of, accrued and unpaid interest, if any, on, and premium, if any, on the Convertible Debentures must be paid by NioCorp in cash when the same becomes due and payable under the terms of the Convertible Debentures at their stated maturity, upon their redemption or otherwise.

Subject to certain limitations contained within the Yorkville Convertible Debt Financing Agreement and the Convertible Debentures, including those as described below, holders of the Convertible Debentures will be entitled to convert the principal amount of, and accrued and unpaid interest, if any, on each Convertible Debenture, in whole or in part, from time to time over their term, into a number of Common Shares equal to the quotient of the principal amount and accrued and unpaid interest, if any, being converted divided by the Conversion Price. The “Conversion Price” means, as of any Conversion Date (as defined below) or other date of determination, the greater of (i) 90% of the average of the daily U.S. dollar volume-weighted average price of the Common Shares on the principal U.S. market for the Common Shares as reported by Bloomberg Financial Markets during the five consecutive trading days immediately preceding the date on which the holder exercises its conversion right in accordance with the requirements of the Yorkville Convertible Debt Financing Agreement (the “Conversion Date”) or other date of determination, but not lower than the Floor Price (as defined below), and (ii) the five-day volume-weighted average price of the Common Shares on the TSX (or on the principal U.S. market if the majority of the trading volume and value of the Common Shares occurred on Nasdaq during the relevant period) for the five consecutive trading days immediately prior to the Conversion Date or other date of determination less the maximum applicable discount allowed by the TSX. The “Floor Price” means a price of $2.1435 per share, which is equal to the lesser of (a) 30% of the average of the daily volume-weighted average price of the Common Shares on the principal U.S. market for the Common Shares as reported by Bloomberg Financial Markets during the five consecutive trading days immediately preceding the Debenture Closing and (b) 30% of the average of the volume-weighted average price of the Common Shares on the principal U.S. market for the Common Shares as reported by Bloomberg Financial Markets during the five consecutive trading days immediately following the Debenture Closing, subject to certain adjustments to give effect to any stock dividend, stock split, reverse stock split, recapitalization or similar event.

The terms of the Convertible Debentures restrict the number of Convertible Debentures that may be converted during each calendar month by Yorkville at a Conversion Price below a fixed price equal to the quotient of (i) $10.00 divided by (ii) 1.11829212 (being the number of Common Shares that were exchanged for each share of GXII at the Closing, after giving effect to the Reverse Stock Split), subject to adjustment to give effect to any stock dividend, stock split, reverse stock split, recapitalization or similar event. The Convertible Debentures are subject to customary anti-dilution adjustments.

The terms of the Convertible Debentures restrict the conversion of Convertible Debentures by Yorkville if such a conversion would cause Yorkville to exceed certain beneficial ownership thresholds in NioCorp or such a conversion would cause the aggregate number of Common Shares issued pursuant to the Yorkville Convertible Debt Financing Agreement to exceed the thresholds for issuance of Common Shares under the rules of the TSX and Nasdaq, unless prior shareholder approval is obtained.

Pursuant to the terms of the Convertible Debentures, following certain trigger events, and until a subsequent cure event, NioCorp will be required to redeem $1,125 aggregate principal amount of Convertible Debentures (the “Triggered Principal Amount”) each month by making cash payments to the Investors, on a pro rata basis, in an amount equal to the Triggered Principal Amount, plus accrued and unpaid interest thereon, if any, plus a redemption premium of 7% of the Triggered Principal Amount. Such monthly prepayments under the terms of the Convertible Debentures are triggered (i) at the time when NioCorp has issued 95% of the total amount of Common Shares pursuant to the Yorkville Convertible Debt Financing that it may issue under applicable TSX and Nasdaq rules or (ii) when NioCorp has delayed or suspended the effectiveness or use of the Convertible Debt Financing Registration Statement for more than 20 consecutive calendar days, and such monthly prepayment obligations will continue until, with respect to (i) above, shareholder approval is obtained or, with respect to (ii) above, the Investors may once again resell Common Shares under the Convertible Debt Financing Registration Statement, respectively.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The Convertible Debentures may also be redeemed at NioCorp’s option at any time and from time to time over their term at a redemption price equal to 110% of the principal amount being redeemed, plus accrued and unpaid interest, if any.

In conjunction with the issuance of the Convertible Debentures, NioCorp issued to Yorkville 1,789,267 Common Share purchase warrants entitling Yorkville to purchase Common Shares (the “Financing Warrants”) at an exercise price of approximately $8.9422 per Common Share (the “Exercise Price”), subject to adjustment to give effect to any stock dividend, stock split, reverse stock split recapitalization or similar event.

The Financing Warrants are exercisable, in whole or in part, but not in increments of less than $50 aggregate Exercise Price (unless the remaining aggregate Exercise Price is less than $50), beginning on May 4, 2023, and may be exercised at any time prior to their expiration. Holders of the Financing Warrants may exercise their Financing Warrants, at their election, by paying the Exercise Price in cash or, if at any time there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying Common Shares, on a cashless exercise basis. 1/12th of the Financing Warrants will expire on each of the first 12 monthly anniversaries of the date that is six months following the Closing Date.

The Financing Warrants have customary anti-dilution adjustments to be determined in accordance with the requirements of the applicable stock exchanges, including the TSX.

The terms of the Financing Warrants restrict the exercise of Financing Warrants by Yorkville if such an exercise would cause Yorkville to exceed certain beneficial ownership thresholds in NioCorp or such an exercise would cause the aggregate number of Common Shares issued pursuant to the Yorkville Convertible Debt Financing Agreement to exceed the thresholds for issuance of Common Shares under the rules of the TSX and Nasdaq, unless prior shareholder approval is obtained.

The Financing Warrants were originally recorded as a $2,794 contingent liability on January 26, 2023, and were subsequently marked to market through March 16, 2023 ($3,337). The change in fair value during this period resulted in a loss of $633, which was booked to change in fair value of warrant liability in the Statement of Operations and Comprehensive Loss. The Financing Warrants were reclassified to shareholders equity on March 17, 2023, in connection with the closing of the Convertible Debentures as noted below.

The Company allocated the net proceeds of $15,360 from the Convertible Debentures as follows:

●	$2,704 was booked to Common Shares, representing the initial fair value of the Financing Warrant tranches on January 26, 2023 based on the Black Scholes pricing model using a risk-free interest rate of 4.33%, an expected dividend yield of 0%, a volatility of 64.6%, and an expected life of 6 months to 18 months.

●	$12,656 was booked to the convertible debt liability. In addition, transaction costs of $503 were recognized as a direct deduction from the debt liability, resulting in a net opening balance of $12,153. This balance will be accreted to face value of the Convertible Debentures at maturity using the effective interest method and recorded as non-cash interest expense in the consolidated statement of operations.

Changes in the Convertible Debentures are as follows:

Amount
Opening balance, March 17, 2023	12,153
Accretion expense	110
Balance, March 31, 2023	$12,263

The Convertible Debentures contain events of default customary for instruments of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to NioCorp, all outstanding Convertible Debentures will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then any holder may declare all of its Convertible Debentures to be due and payable immediately. The Company obtained a waiver from Yorkville with respect to any acceleration rights it may have under the Convertible Debentures in connection with the restatements of the Company's financial statements for the periods ended September 30, 2022 and December 31, 2021 and the delay in filing the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

Based on the Company’s closing Common Share price of $6.36 as of March 31, 2023, conversion of the remaining Convertible Debenture balance, including accrued interest, would require the issuance of

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

approximately 2,723,500 Common Shares. For each $0.10 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 42,300 shares.

The Yorkville Convertible Debt Financing Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the Yorkville Convertible Debt Financing to repay related party debt or to enter into any variable rate transaction other than with Yorkville, subject to certain exceptions.

Yorkville Equity Facility Financing

Concurrent with the closing of the Recapitalization Transaction, the Yorkville Equity Facility Financing became effective. Pursuant to the Yorkville Equity Facility Financing Agreement, Yorkville has committed to purchase up to $65,000 of Common Shares (the “Commitment Amount”), at NioCorp’s direction from time to time for a period commencing upon the Closing Date and ending on the earliest of (i) the first day of the month next following the 36-month anniversary of the Closing, (ii) the date on which Yorkville shall have made payment of the full Commitment Amount and (iii) the date that the Yorkville Equity Facility Financing Agreement otherwise terminates in accordance with its terms (the “Commitment Period”), subject to certain limitations and the satisfaction of the conditions in the Yorkville Equity Facility Financing Agreement. The Common Shares that may be sold pursuant to the Yorkville Equity Facility Financing Agreement would be purchased by Yorkville at a purchase price equal to 97% of the daily volume-weighted average price of the Common Shares on Nasdaq or such other principal U.S. market for the Common Shares if the Common Shares are ever listed or traded on the New York Stock Exchange or the NYSE American as reported by Bloomberg Financial Markets (or, if not available, a similar service provider of national recognized standing) during the applicable pricing period, which is a period during a single trading day or a period of three consecutive trading days, at the Company’s option and subject to certain restrictions, in each case, defined based on when an Advance Notice (as defined in the Yorkville Equity Facility Financing Agreement) is submitted, subject to certain limitations.

Pursuant to the terms of the Yorkville Equity Facility Financing Agreement, NioCorp issued 81,213 of Common Shares (the “Commitment Shares”) valued at $650 to Yorkville as consideration for its irrevocable commitment to purchase Common Shares under the Yorkville Equity Facility Financing Agreement. Additionally, NioCorp is required to pay Yorkville an aggregate cash fee of $1,500 (the “Cash Fee”), including $500 that NioCorp paid on the Closing Date and the remainder that it will pay in installments over a 12-month period following the Closing Date, provided that, it will have the right to prepay without penalty all or part of the remaining installments of the Cash Fee at any time. In addition, legal and other costs of $496 were incurred in connection with the Yorkville Equity Facility Financing and were expensed on the effective date. As of March 31, 2023, no Common Shares had been issued under the Yorkville Equity Facility Financing Agreement. The following amounts related to the Yorkville Equity Facility Financing Agreement were expensed as other operating costs during the quarter ended March 31, 2023:

Amount
Yorkville Cash Fee	$1,500
Fair value of Commitment Shares issued	650
Legal and other related costs	496
Net costs expensed to other operating expense	$2,646

9.	CLASS B COMMON STOCK OF ECRC

Pursuant to the Business Combination Agreement, the Sponsor Support Agreement, and the Exchange Agreement, after the Closing, the GXII founders have the right to exchange shares of Class B common stock of ECRC for Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. All 7,957,404 shares of Class B common stock of ECRC that were issued in connection with the Closing were issued and outstanding as of March 31, 2023. Of the issued and outstanding shares of Class B common stock of ECRC, 4,565,808 shares (the “Vested Shares”) were vested as of the Closing Date and are exchangeable at any time, and from time to time, until the tenth anniversary of the Closing Date (the “Ten-Year Anniversary”) and 3,391,596 shares (the “Earnout Shares”) are exchangeable until the Ten-Year Anniversary, subject to certain vesting conditions. Under certain circumstances, and subject to certain exceptions, NioCorp may instead settle all or a portion of any exchange pursuant to the terms of the Exchange Agreement in cash, in lieu of Common Shares, based on a volume-weighted average price of Common Shares.

All of the shares of Class B common stock of ECRC are subject to the Amended and Restated Registration Rights Agreement, dated as of March 17, 2023 (the “Registration Rights and Lock-up Agreement”), among NioCorp, GXII, the Sponsor, the pre-Closing directors and officers of NioCorp and the other parties thereto, including the members of the Sponsor. Pursuant to Registration Rights and Lock-up Agreement, all shares of

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Class B common Stock of ECRC (including the Vested Shares and the Released Earnout Shares) are subject to certain “lock-up” restrictions on transfer beginning upon the Closing and ending upon the earlier of (i) one year after the Closing and (ii) the date on which the trading price of Common Shares exceeds certain thresholds or the date on which NioCorp completes a transaction that results in all of NioCorp’s shareholders having the right to exchange their Common Shares for cash, securities or other property. Both Vested Shares and Released Earnout Shares may be exchanged by the holders into Common Shares at any time. Under the Exchange Agreement, all Vested Shares and Earnout Shares must be exchanged for Common Shares by the Ten-Year Anniversary except for Released Earnout Shares that have been vested for a period of fewer than twenty-four months as of the Ten-Year Anniversary. Such Released Earnout Shares will be forfeited if not exchanged for Common Shares by the date that is twenty-four months after the vesting date.

Vested Shares

As the exchange of Vested Shares are contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The redeemable noncontrolling interests are classified as a Level 1 financial instrument and are measured at the fair value of the Company’s Common Shares at each reporting period. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings.

Earnout Shares

The Earnout Shares vest (the “Released Earnout Shares”) in two equal tranches based upon achieving market share price milestones of approximately $12.00 per Common Share and approximately $15.00 per Common Share, respectively, prior to the Ten-Year Anniversary, or upon a change in control as defined in the underlying agreement. These shares will be forfeited if the market share price milestones or an acceleration event is not reached prior to the Ten-Year Anniversary. At such time that the Earnout Shares shall become vested, and therefore, become Released Earnout Shares, the shares will be transferred to the redeemable noncontrolling interest in the mezzanine section of the consolidated balance sheet.

The Earnout Shares were classified as a liability due to failure to meet the equity classification criteria under ASC 815-40, as Level 3 instruments under the fair value hierarchy and are considered a financial liability under ASC 480, Distinguishing Liabilities from Equity. The Earnout Shares were measured at fair value on the Closing Date with subsequent changes in fair value recorded in earnings. The Earnout Shares were valued utilizing a Monte Carlo simulation pricing model, which calculates multiple potential outcomes for future share prices and establishes current fair value based on the most likely outcome. The following table discloses the primary inputs into the Monte Carlo models.

Key Valuation Input	Transaction Close	March 31, 2023
Closing Common Share price	$7.00	$6.36
Term (expiry)	March 17, 2033	March 17, 2033
Implied volatility of Public Warrants	19.5%	23.5%
Risk-free rate	3.39%	3.48%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the period ended March 31, 2023:

Amount
Fair value as of March 17, 2023	$13,195
Change in fair value	(881)
Fair value as of March 31, 2023	$12,314

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

10.	COMMON SHARES

a)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2022	1,446,400	C$	8.30
Granted	578,000		9.52
Exercised	(265,129)		4.99
Cancelled/expired	(197,771)		5.09
Balance, March 31, 2023	1,561,500	C$	9.69

The following table summarizes information about Options outstanding at March 31, 2023:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
C$	8.40	September 18, 2023	105,000	C$	18	105,000	C$	18
C$	5.40	November 15, 2023	208,500		661	208,500		661
C$	7.50	December 14, 2023	170,000		182	170,000		182
C$	7.50	December 16, 2023	52,500		56	52,500		56
C$	13.60	December 17, 2024	397,500		-	397,500		-
C$	11.00	May 30, 2025	50,000		-	50,000		-
C$	9.52	March 27, 2026	578,000		-	578,000		-
			1,561,500	C$	917	1,561,500	C$	917

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$8.57 as of March 31, 2023, that would have been received by the Option holders had all Option holders exercised their Options as of that date. As of March 31, 2023, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

b)	Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2022	1,851,622	$8.99
Granted (1)	17,455,893	11.24
Exercised	-	-
Cancelled/expired	(50,000)	5.91
Balance, March 31, 2023	19,257,515	$10.99
(1)	Includes 15,666,626 NioCorp Assumed Warrants assumed in connection with the Closing of the Transactions discussed below.

At March 31, 2023, the Company had outstanding exercisable Warrants, as follows:

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Number	Exercise Price		Expiry Date
441,211	C$	16.30	May 10, 2023
504,611	C$	11.00	June 30, 2024
855,800	C$	9.70	February 19, 2025
1,789,267	US$	8.94	(1)
15,666,626	US$	11.50	March 17, 2028
19,257,515

(1)	Represents the Financing Warrants, 1/12th of which will expire on each of the first 12 monthly anniversaries of the date that is six months following the Closing Date.

In connection with the Closing, pursuant to the Business Combination Agreement, the Company assumed the GXII Warrant Agreement and each GXII Warrant thereunder that was issued and outstanding immediately prior to the Closing Date was converted into one NioCorp Assumed Warrant pursuant to the GXII Warrant Agreement, as amended by an Assignment, Assumption and Amendment Agreement, dated March 17, 2023, among the Company, GXII, Continental Stock Transfer & Trust Company, as the existing warrant agent, and Computershare Inc. and its affiliate, Computershare Trust Company, N.A, together as the successor warrant agent (the “NioCorp Assumed Warrant Agreement”). In connection with the Closing, NioCorp issued (a) 9,999,959 public NioCorp Assumed Warrants (the “Public Warrants”) in respect of the GXII Warrants that were publicly traded prior to the Closing and (b) 5,666,667 NioCorp Assumed Warrants (the “Private Warrants”) to the Sponsor in respect of the GXII Warrants that it held prior to the Closing, which NioCorp Assumed Warrants were subsequently distributed by the Sponsor to its members in connection with the Closing.

Each NioCorp Assumed Warrant entitles the holder to the right to purchase 1.11829212 Common Shares at an exercise price of $11.50 per 1.11829212 Common Shares (subject to adjustments for stock splits, stock dividends, reorganizations, recapitalizations and the like). No fractional shares will be issued upon exercise of any NioCorp Assumed Warrants, and fractional shares that would otherwise be due to the exercising holder will be rounded down to the nearest whole Common Share. In no event will the Company be required to net cash settle any NioCorp Assumed Warrant.

Public Warrants

The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, (ii) the last reported sale price of the Common Shares equals or exceeds approximately $16.10 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders and (iii) there is an effective registration statement covering the Common Shares issuable upon exercise of the Public Warrants, and a current prospectus relating thereto, available through the redemption date. Upon issuance of a redemption notice by the Company, the warrant holders will have until the redemption date to exercise for cash, or, at the Company’s election, on a cashless basis. The Public Warrants are not precluded from equity classification and are accounted for as such on the date of issuance, and each balance sheet date thereafter. Because the Transactions resulted in an excess of liabilities over assets acquired, no value was ascribed to the Public Warrants.

Private Warrants

The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the Sponsor, its members or any of their permitted transferees (as prescribed in the NioCorp Assumed Warrant Agreement). In accordance with the NioCorp Assumed Warrant Agreement, any Private Warrants that are held by someone other than the Sponsor, its members or any their permitted transferees are treated as Public Warrants.

The Company accounts for the Private Warrants assumed in the Transactions in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Warrants do not meet the criteria for equity treatment thereunder, each Private Warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date.

The Company classifies Private Warrants as Level 2 instruments under the fair value hierarchy and estimated the fair value using a Black Scholes model with the following assumptions:

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Key Valuation Input	March 17, 2023	March 31, 2023
Stock price on valuation date	$7.00	$6.36
Strike price	$10.28	$10.28
Implied volatility of Public Warrants	19.5%	23.5%
Risk free rate	3.47%	3.61%
Dividend yield	0%	0%

Changes in the fair value of the Private Warrants are shown below:

Amount
Initial valuation, March 17, 2023	$3,848
Change in valuation	(70)
Valuation at March 31, 2023	$3,778

11.	RELATED PARTY TRANSACTIONS AND BALANCES

Borrowings under the non-revolving credit facility agreement (the “Smith Credit Facility”) with Mark Smith, Chief Executive Officer, President, and Executive Chairman of NioCorp, bear interest at a rate of 10% and drawdowns from the Smith Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Smith Credit Facility are secured by all of the Company’s assets pursuant to a general security agreement. The Smith Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. The maturity date for the Smith Credit Facility is June 30, 2023. On February 28, 2023, the Smith Credit facility was amended to increase the borrowing limit to $4,000 from the previous limit of $3,500. The Company subsequently drew down $1,130, leaving an available balance under the Smith Credit Facility of $52.

On March 22, 2023, the Company repaid Mr. Smith $2,000, representing $159 of interest and $1,841 of principal borrowed under the Smith Credit Facility. This repayment was made out of funds transferred to the Company from the GXII trust account on the Closing Date. As of March 31, 2023, the principal amount outstanding under the Smith Credit Facility was $1,289 and accounts payable and accrued liabilities as of March 31, 2023, include accrued interest of $3 and $28 of origination fees payable under the Smith Credit Facility.

12.	EXPLORATION EXPENDITURES
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Technical studies and engineering	$85	$45	$222	$179
Field management and other	195	139	588	420
Metallurgical development	1,130	625	3,203	1,211
Geologists and field staff	-	36	2	147
Total	$1,410	$845	$4,015	$1,957

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

13.	LEASES

 The Company incurred lease costs as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Operating Lease Cost:
Fixed rent expense	$15	$23	$60	$66
Variable rent expense	3	2	9	7
Short-term lease cost	3	4	7	12
Sublease income	(6)	(8)	(24)	(23)
Net lease cost – other operating expense	$15	$21	$52	$62

The maturities of lease liabilities are as follows at March 31, 2023:

Future Lease Maturities
Total remaining lease payments	$338
Less portion of payments representing interest	(91)
Present value of lease payments	247
Less current portion of lease payments	(70)
Non current lease liability	177

Effective February 21, 2023, the Company executed an amendment to its existing office lease agreement, extending the lease for 39 months through January 31, 2027.

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023, and June 30, 2022, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,145	$7,145	$-	$-
Investment in equity securities	7	7	-	-
Total	$7,152	$7,152	$-	$-
Liabilities:
Earnout Shares liability	$12,314	$-	$-	$12,314
Warrants liabilities	5,303	-	3,778	1,525
Total	$17,617	$-	$3,778	$13,839

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,280	$5,280	$-	$-
Investment in equity securities	10	10	-	-
Total	$5,290	$5,290	$-	$-

The Yorkville Convertible Debt Financing discussed in Note 8 was initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At March 31, 2023, the estimated fair value of this instrument approximated carrying value given that the instrument was issued in March 2023 and has a short time period until maturity.

15.	SUBSEQUENT EVENTS

On April 28, 2023, the Company issued and sold 314,465 Common Shares in a registered direct offering at a price of $6.36 per share. Net proceeds to the Company from the offering were approximately $1,800. NioCorp intends to use the net proceeds from the offering for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements as of, and for the three and nine months ended March 31, 2023, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors, and may include statements regarding the anticipated benefits of the Transactions (as defined below), including NioCorp’s ability to access the full amount of the expected net proceeds of the Yorkville Equity Facility Financing Agreement (as defined below) over the next three years; NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); anticipated benefits of the listing of NioCorp’s common shares, without par value (the “Common Shares”), on The Nasdaq Stock Market LLC (“Nasdaq”); the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, and titanium at the Elk Creek Project; the outcome of current recovery process improvement testing, and NioCorp’s expectation that such process improvements could lead to greater efficiencies and cost savings in the Elk Creek Project; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of the demonstration plant and technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues and geopolitical unrest on the Elk Creek Project’s economic model; the impact of health epidemics, including the COVID-19 pandemic, on NioCorp’s business and the actions NioCorp may take in response thereto; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s ability to recognize the anticipated benefits of the Transactions, including NioCorp’s ability to access the full amount of the expected net proceeds under the Yorkville Equity Facility Financing Agreement over the next three years; unexpected costs related to the Transactions; the outcome of any legal proceedings that may be instituted against NioCorp following closing of the Transactions; NioCorp’s ability to receive a final commitment of financing from EXIM on the anticipated timeline, on acceptable terms, or at all; NioCorp’s ability to continue to meet Nasdaq listing standards; NioCorp’s ability to operate as a going concern; risks relating to the Common Shares, including price volatility, lack of dividend payments and dilution or the perception of the likelihood any of the foregoing; NioCorp’s requirement of significant additional capital; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness or the Yorkville Equity Facility Financing Agreement may impair NioCorp’s ability to obtain additional financing; covenants contained in agreements with NioCorp’s secured creditors that may affect its assets; NioCorp’s limited operating history; NioCorp’s history of losses; the restatement of NioCorp’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021, March 31, 2022, September 30, 2022, and December 31, 2022 and the impact of such restatement on NioCorp’s future financial statements and other financial measures; the material weaknesses in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weaknesses and the timing of remediation; the possibility that NioCorp may qualify as a PFIC under the Code; the potential that the Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; current and future offtake agreements, joint ventures, and partnerships; NioCorp’s ability to attract qualified management; the effects of the COVID-19 pandemic or other global health crises on NioCorp’s business plans, financial condition and liquidity; estimates of mineral resources and reserves; mineral exploration and production activities; feasibility study results; the results of metallurgical testing; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining industry; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, or development activities; the management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities of grades of reserves and resources; claims on the title to NioCorp’s properties; potential future litigation; and NioCorp’s lack of insurance covering all of NioCorp’s operations.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2022, as well as other factors described elsewhere in this report and the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is an advanced Niobium, Scandium and Titanium development stage property. The Company is evaluating the potential to produce several Rare Earth byproducts from the Elk Creek Project. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants, and many others. It also is used in pigments for paper, paint, and plastics. Rare Earths are critical to electrification and decarbonization initiatives and can be used to manufacture the strongest permanent magnets commercially available.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete mine development and construction of the Elk Creek Project.

Recent Corporate Events

The Transactions

The GXII Transaction

On March 17, 2023 (the “Closing Date”), the Company closed the GXII Transaction (as defined below) with GX Acquisition Corp. II ("GXII"), pursuant to the Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GXII and Big Red Merger Sub Ltd (the “Closing”). The GXII Transaction is being accounted for as an equity raise transaction in accordance with U.S. GAAP. At the Closing, the following transactions (collectively, the “GXII Transaction”) occurred:

●	As a result of a series of transactions, GXII became an indirect, majority-owned subsidiary of NioCorp and changed its name to “Elk Creek Resources Corp” (“ECRC”).

●	As the parent company of the merged entity, NioCorp issued 1,753,821 post-Reverse Stock Split (as defined below) Common Shares in exchange for all of the Class A shares of GXII issued and outstanding immediately prior to the Closing, including 83,770 Common Shares issued to BTIG, LLC in exchange for Class A shares of GXII that it received as partial payment for advisory services.

●	All of the Class B shares of GXII issued and outstanding immediately prior to the Closing (after giving effect to the surrender of certain Class B shares of GXII in accordance with the Sponsor Support Agreement, dated September 25, 2022 (the “Sponsor Support Agreement”), among GX Sponsor II LLC (the “Sponsor”), GXII, NioCorp and the other persons party thereto) were converted into 7,957,404 shares of Class B common stock of GXII (now known as ECRC) as the surviving entity of the mergers that occurred on the Closing Date as part of the GXII Transaction. Pursuant to the Business Combination Agreement, the Sponsor Support Agreement and the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, after the Closing, the shares of Class B common stock of ECRC are exchangeable into Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. Of the issued and outstanding shares of Class B common stock of ECRC, 4,565,808 shares (the “Vested Shares”) were vested as of the Closing Date and are exchangeable at any time, and from time to time, until the tenth anniversary of the Closing Date (the “Ten-Year Anniversary”) and 3,391,596 shares (the “Earnout Shares”) are exchangeable until the Ten-Year Anniversary, subject to certain vesting conditions. See Note 9 for additional information regarding the Class B common stock of ECRC.

●	NioCorp assumed GXII’s obligations under the agreement governing the GXII share purchase warrants (the “GXII Warrants”) and issued an aggregate of 15,666,626 warrants (the “NioCorp Assumed Warrants”) to purchase up to an aggregate of 17,519,864 Common Shares. The NioCorp Assumed Warrants issued at the Closing consisted of (a) 9,999,959 public NioCorp Assumed Warrants (the “Public Warrants”) that were issued in respect of the GXII Warrants that were publicly traded prior to the Closing and (b) 5,666,667 NioCorp Assumed Warrants (the “Private Warrants”) that were issued to the Sponsor in respect of the GXII Warrants that it held prior to the Closing, which NioCorp Assumed Warrants were subsequently distributed by the Sponsor to its members in connection with the Closing. See Note 10b for additional information regarding the NioCorp Assumed Warrants.

On the Closing Date, the Company also effected a reverse stock split (the “Reverse Stock Split”) on the basis of one (1) post-Reverse Stock Split Common Share for every ten (10) pre-Reverse Stock Split Common Shares issued and outstanding, with any fractional shares resulting from the Reverse Stock Split rounded down to the nearest whole share.

The transactions contemplated by the Business Combination Agreement, including the GXII Transaction, the Yorkville Convertible Debt Facility Financing (as defined below), the Yorkville Equity Facility Financing (as defined below) and the Reverse Stock Split, are referred to, collectively, as the “Transactions.”

The number of Common Shares issued and outstanding immediately following the consummation of the Transactions were as follows:

	Common Shares	Percentage
Legacy NioCorp Shareholders	28,246,621	93.90%
Former GXII Class A Shareholders[1]	1,753,821	5.83%
Other[2]	81,213	0.27%
Total Common Shares Outstanding Upon Completion of Transactions	30,081,655	100%

1 –	Includes 83,770 Common Shares issued to BTIG, LLC in exchange for Class A shares of GXII that it received as partial payment for advisory services.

2 -	Represents Commitment Shares (as defined below) issued under the Yorkville Equity Facility Financing Agreement.

After consideration of GXII expenses incurred in connection with the Transactions, the Company acquired net cash of $2,168, and assumed net liabilities of approximately $392, Private Warrant liabilities of $3,848, and the Earnout Shares liability of $13,195. The Company incurred expenses related to the Transactions of $6,309, all of which were recorded as other operating expenses.

In addition, in connection with the Transactions, the Common Shares and the NioCorp Assumed Warrants were listed for trading on The Nasdaq Stock Market LLC (“Nasdaq”). The Common Shares and the NioCorp Assumed Warrants began trading on The Nasdaq Global Market and The Nasdaq Capital Market, respectively, on March 21, 2023, under the symbols “NB” and “NIOBW,” respectively. The Common Shares continued to trade on the Toronto Stock Exchange (“TSX”) under the symbol “NB,” and began trading on the TSX on a post-Reverse Stock Split basis on March 21, 2023. The Common Shares ceased being quoted on the OTC Markets in connection with the commencement of trading on The Nasdaq Global Market.

Yorkville Financings

In connection with the entry into the Business Combination Agreement, the Company announced the signing of non-binding letters of intent for two separate financing packages with Yorkville Advisors Global, LP. On January 26, 2023, the Company entered into definitive agreements with respect to these financings, including a Securities Purchase Agreement, dated January 26, 2023 (as amended the “Yorkville Convertible Debt Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (together with YA II PN, Ltd., “Yorkville”), and a Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and Yorkville. Pursuant to the Yorkville Equity Facility Financing Agreement, Yorkville has committed to purchase up to $65.0 million of our Common Shares (the “Commitment Amount”), at our direction from time to time for a period commencing upon the Closing Date and ending on the earliest of (i) the first day of the month next following the 36-month anniversary of the Closing, (ii) the date on which Yorkville shall have made payment of the full Commitment Amount and (iii) the date that the Yorkville Equity Facility Financing Agreement otherwise terminates in accordance with its terms (the “Commitment Period”), subject to certain limitations and the satisfaction of the conditions in the Yorkville Equity Facility Financing Agreement. Pursuant to the terms of the Yorkville Equity Facility Financing Agreement, we issued 81,213 of our Common Shares (the “Commitment Shares”) to Yorkville as consideration for its irrevocable commitment to purchase Common Shares under the Yorkville Equity Facility Financing Agreement. Additionally, we are required to pay Yorkville an aggregate fee of $1,500,000 in cash (the “Cash Fee”), including $500,000 that we paid on the Closing Date and the remainder that we will pay in installments over a 12-month period following the Closing Date, provided that, we will have the right to prepay without penalty all or part of the remaining installments of the Cash Fee at any time. The transactions contemplated by the Yorkville Equity Facility Financing Agreement are collectively referred to as the “Yorkville Equity Facility Financing.”

Pursuant to the Yorkville Convertible Debt Financing Agreement, at the Closing, Yorkville advanced a total amount of $15.36 million to NioCorp in consideration of the issuance by NioCorp to Yorkville of (i) $16.0 million aggregate principal amount of unsecured convertible debentures (the “Convertible Debentures”) and (ii) Common Share purchase warrants, exercisable for up to 1,789,267 Common Shares for cash or, if at any time there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying Common Shares, on a cashless basis, at the option of the holder, at a price per Common Share of approximately $8.9422, subject to adjustment to give effect to any stock dividend, stock split, reverse stock split or similar transaction (the “Financing Warrants”). See Notes 8 and 10 for descriptions of certain terms of the Convertible Debentures and the Financing Warrants. The transactions contemplated by the Yorkville Convertible Debt Financing Agreement are collectively referred to as the “Yorkville Convertible Debt Financing.”

Registered Direct Offering

On April 28, 2023, the Company issued and sold 314,465 Common Shares in a registered direct offering at a price of $6.36 per share. Net proceeds to the Company from the offering were approximately $1.8 million. NioCorp intends to use the net proceeds from the offering for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation.

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

On February 20, 2023, the Company announced that it had executed a contract with Zachry Group (“Zachry“) to develop a cost for the surface facilities associated with NioCorp’s Elk Creek Project. The contract represents the first phase of engineering, procurement, and construction (“EPC”) contracting for the Elk Creek Project. NioCorp had previously selected Zachry as its EPC firm for the Elk Creek Project’s surface facilities.

On April 4, 2023, the Company announced a process breakthrough in niobium and titanium recovery achieved at the demonstration plant. The breakthrough points to a potentially more efficient way to process niobium and titanium into higher-purity products, which may in turn open up new markets for the Elk Creek Project’s planned products.

The demonstration plant is also expected to deliver updated metallurgical recoveries for niobium, scandium and titanium and expects to complete operations in the second calendar quarter of 2023.

Other Activities

Our long-term financing efforts continued during the quarter ended March 31, 2023, including consummating the Transactions, as discussed above. In addition, on March 6, 2023, the Company announced the receipt of a Letter of Interest from the EXIM for potential debt financing of up to $800 million through EXIM’s “Make More In America” initiative to fund a portion of the project costs of the Elk Creek Project. A project finance letter of interest from EXIM represents only a preliminary step in the formal EXIM application process, and the Letter of Interest states that the communication “does not represent a financing commitment” and “is not an explicit indication of the financial or commercial viability of a transaction.” NioCorp expects to submit an application to EXIM to begin the first phase of the underwriting process (“Phase I”) as soon as possible. As stated in the Letter of Interest, “Upon receipt of NioCorp’s application for financing, EXIM will conduct all requisite due diligence necessary to determine if a Final Commitment may be issued for this transaction.” The process from submission of a Phase I application to a final commitment of financing by EXIM, if any, is expected to take approximately six to nine months and is subject to a number of risks and uncertainties. As explained in the Letter of Interest, “Any final commitment will be dependent on meeting EXIM’s underwriting criteria, authorization process, and finalization and satisfaction of terms and conditions. All Final Commitments must be in compliance with EXIM policies as well as program, legal, and eligibility requirements.” The debt financing is subject to the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation. There can be no assurance that the debt financing will be completed on the terms as described above or at all.

As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state, and local permits;
●	Continued evaluation of the potential to produce Rare Earth products;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production from the project;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Land clearing operations intended to prepare property owned by ECRC for the commencement of project construction;
●	Initiation of efforts to satisfy conditions of Johnson County’s Special Use Permit, including road upgrades and the provision of additional law enforcement during the construction period;
●	Initiation of long-lead equipment procurement activities; and
●	Completion of the operations of the demonstration plant.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to costs incurred in connection with the Transactions, as well as performing exploration activities and the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Operating expenses
Employee-related costs	$1,405	$308	$1,989	$1,859
Professional fees	157	16	583	530
Exploration expenditures	1,410	845	4,015	1,957
Other operating expenses	26,220	217	26,888	1,324
Total operating expenses	29,192	1,386	33,475	5,670
Change in fair value of Earnout Shares liability	(881)	-	(881)	-
Change in fair value of warrant liabilities	784	-	868	-
Debt extinguishment	300	-	1,922	-
Foreign exchange (gain) loss	83	(66)	192	98
Interest expense	142	679	362	2,306
Gain on sale of assets	-	-	(13)	-
Loss on equity securities	1	1	2	6
Income tax benefit	(186)	-	(186)	-
Loss attributable to noncontrolling interest	(92)	-	(92)	-
Net loss attributable to the Company	$29,343	$2,000	$35,649	$8,080

Nine-month period ended March 31, 2023 compared to the nine-month period ended March 31, 2022

Significant items affecting operating expenses are noted below:

Other operating expenses include costs incurred in connection with the Transactions, including direct transaction expenses, and the fair value of warrant and Earnout Shares liabilities assumed, as well as costs related to investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs increased in 2023 as compared to 2022 primarily due to the costs incurred in connection with the Transactions, which closed on March 17, 2023. A summary of these costs is presented below:

Amount
Gross cash proceeds, net of transaction costs incurred by GXII	$2,168
Less:
Net liabilities assumed	392
Private Warrants assumed at fair value	3,848
Earnout Shares assumed at fair value	13,195
Transaction costs expensed	6,309
Yorkville Equity Facility Financing Agreement expenses	2,646
Transaction related losses incurred	$24,222

Employee-related costs increased in 2023 as compared to 2022, primarily due to the timing of board-authorized employee award payments, partially offset by a decrease in share-based compensation expense and the impact of reduced headcount. Share based compensation costs increased in 2023 as compared to 2022 due to the impact of an increased Common Share price offset slightly by a decrease in the number of Options issued. Options granted in both 2023 and 2022 were fully vested and expensed on the grant date.

Exploration expenditures increased in 2023 as compared to 2022, primarily due to the timing of demonstration plant development, start-up, and operational costs incurred in 2023, as well as costs related to the completion and filing of the Technical Report Summary based on the Company’s 2022 Feasibility Study for the Elk Creek Project, which was filed with the SEC on September 6, 2022.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of Earnout Shares liability represents the change in fair value related to the Earnout Shares between the Closing Date and the end of the quarter, based on the results of Monte Carlo financial modeling.

Change in fair value of warrant liability represents the change in fair value related to the additional Warrants (the “Contingent Consent Warrants”) that the Company agreed to issue to Lind Global Asset Management III, LLC (“Lind”) upon certain conditions in connection with the Waiver and Consent Agreement, dated September 25, 2022, between the Company and Lind (the “Lind Consent”), as discussed in Note 8, as well as the change in the fair value of the Private Warrants based primarily on the impacts of a lower closing Common Share price, which increases the probability of these Contingent Consent Warrants being issued on the 18-month anniversary.

Loss on debt extinguishment represents the loss incurred under Accounting Standards Codification (“ASC”) Topic 470, Debt, related to the convertible security issued to Lind (the “Lind III Convertible Security”) pursuant to the Convertible Security Funding Agreement, dated February 26, 2021, as amended by Amendment #1 to the Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind), as discussed in Note 3 to the interim condensed consolidated financial statements.

Interest expense decreased in 2023 as compared to 2022 due to the impacts of conversions on the outstanding balance of the Lind III Convertible Security during 2022, as well as the impact of debt extinguishment accounting as discussed in Note 3.

Loss attributable to noncontrolling interest represents the portion of net loss in ECRC attributable to the Vested Shares, which are not owned by the Company.

Three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022

Overall, the increase in net loss for the three-month period ended March 31, 2023, as compared to the same period in 2022, is primarily the result of the same factors underlying the nine-month changes in expense categories as discussed above. The increase in employee-related costs for the three-month period ended March 31, 2023 is due to the timing of Options issued to employees.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, the exercise of incentive Options and Warrants, and related party loans. With respect to currently outstanding Options and Warrants, we believe that exercise of these instruments, and cash proceeds from such exercises, will not occur unless and until the market price for our Common Shares equals or exceeds the related exercise price of each instrument.

In connection with the Closing of the Transactions, the Company received net cash proceeds of $8.7 million, as follows:

Description	Amount
Net cash received from GXII trust account, after payment of direct and incremental transaction costs incurred by GXII	$2,168
Net proceeds from the Yorkville Convertible Debt Financing Agreement	14,857
Net cash costs incurred in connection with Yorkville Equity Facility Financing Agreement	(1,996)
NioCorp direct and incremental transaction costs	(6,309)
Net proceeds from Transactions	$8,720

The Transactions delivered to NioCorp several important benefits, including a ready pathway to an up-listing to the Nasdaq, which is expected to allow additional institutional firms to invest in the Company for the first time. Further, we believe it has given NioCorp and the Elk Creek Project a much higher profile among institutional investors evaluating projects in the critical materials space. Many new investors, including institutional and other large investment funds, are now anticipated to look more closely at NioCorp, particularly since the Common Shares and the Public Warrants are now trading on Nasdaq.

The Yorkville Convertible Debt Financing has provided, and the Yorkville Equity Facility Financing is expected to provide, near-term and longer-term access to capital. The ability of the Company to draw down on the Yorkville Equity Facility Financing Agreement, at its discretion, is subject to certain limitations and the satisfaction of certain conditions. If and when available, the Yorkville Equity Facility Financing Agreement provides an opportunity to actively manage the cash needs of the Company more closely. Historically, cash has generally been available to the Company through private placements of equity for which the timing did not always coincide with the Company’s cash needs. The Company may utilize the Yorkville Equity Facility Financing Agreement to potentially generate funds at a time when they are in need. Alternatively, the Company can also utilize the Yorkville Equity Facility Financing Agreement for opportunistic share sales.

As of March 31, 2023, the Company had cash of $7.1 million and working capital of $2.6 million, compared to cash of $5.3 million and working capital of $0.6 million on June 30, 2022.

On April 28, 2023, the Company issued and sold 314,465 Common Shares in a registered direct offering at a price of $6.36 per share. Net proceeds to the Company from the offering were approximately $1.8 million. NioCorp intends to use the net proceeds from the offering for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $7.7 million until June 30, 2023. In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures are approximately $1,136 per month where approximately $610 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $526 per month is planned for expenditures relating to the advancement of Elk Creek Project by NioCorp’s majority-owned subsidiary, ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it does not have sufficient cash on hand to continue to fund basic operations for the next twelve months, and additional funds totaling $3.0 million to $5.0 million, in addition to the $1.8 million raised from the Registered Direct Offering completed on April 28, 2023, are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. While the Yorkville Equity Facility Financing Agreement may provide the Company with access to additional capital, the Company may require additional capital to meet its cash needs. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are nil until June 30, 2023. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2023, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

Except for potential funding under the Yorkville Equity Facility Financing, discussed above, and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The Yorkville Convertible Debt Financing Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the Yorkville Convertible Debt Financing to repay related party debt or to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, ATM agreement or other continuous offering of Common Shares, other than with Yorkville, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement and the Yorkville Convertible Debt Financing Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the year ended June 30, 2022, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are a development stage issuer and we have incurred losses since our inception. We may not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. Recent worldwide events have created general global economic uncertainty as well as uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions. During fiscal year 2022 and continuing into fiscal year 2023, these events continued to create uncertainty with respect to overall project funding and timelines. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the nine months ended March 31, 2023, the Company’s operating activities consumed $11.5 million of cash (2022: $4.4 million). The cash used in operating activities for the nine months ended March 31, 2023, reflects the Company’s funding of losses of $35.7 million, partially offset by net fair value losses related to NioCorp Assumed Warrants and the Earnout Shares liability, share-based compensation and other non-cash transactions. Overall, operational outflows during the nine months ended March 31, 2023, increased from the corresponding period of 2022 due to cash expenses related to the Transactions and an increase in exploration-related spending at the Elk Creek Project. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $13.6 million during the nine months ended March 31, 2023 (2022: $0.7 million), with 2023 inflows reflecting the receipt of $14.9 million from the Yorkville Convertible Debt Financing (net of costs), and $1.13 million of additional borrowings under the related party loan with our President, Chief Executive Officer (“CEO”) and Executive Chairman, Mark Smith, partially offset by the repayment of the outstanding balance at maturity of the Lind III Convertible Security, and a partial repayment of the related party loan with our CEO.

Cash Flow Considerations

The Company has historically relied upon debt and equity financings to finance its activities. Subject to the restrictions set forth in the Yorkville Convertible Debt Financing Agreement, the Company may pursue additional debt and/or equity financing in the medium term; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

The Company has limited financial resources compared to its proposed expenditures, no source of operating income, and no assurance that additional funding will be available to it for current or future projects, although the Company has been successful in the past in financing its activities through the sale of equity securities.

The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, and its success in developing the Elk Creek Project. Any quoted market for the Common Shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating revenue, cash flows, or earnings, and any depression of the trading price of the Common Shares could impact its ability to obtain equity financing on acceptable terms.

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

Critical Accounting Estimates

Except as discussed below, there have been no material changes in our critical accounting estimates discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates and Recent Accounting Pronouncements” as of June 30, 2022, in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2022.

Warrants

We apply relevant accounting guidance for warrants to purchase our stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, (“ASC 815”) to assist in the determination of whether the warrants should be classified as liabilities or equity. The fair value of warrants is estimated using Black Scholes modeling or Monte Carlo modeling, depending on the settlement features embedded in the warrant. Inputs under both models include inputs such as NioCorp’s Common Share price, the risk-free interest rate, the expected term, the volatility, and the dividend rate. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

Earnout Shares

The Earnout Shares are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The fair value of the Earnout Shares on the date of issuance and on each measurement date is estimated using a Monte Carlo simulation methodology, which includes inputs such as NioCorp’s Common Share price, the risk-free interest rate, the expected term, the implied volatility underlying the Company’s Public Warrants, the dividend rate, the conversion price, and the number of Earnout Shares outstanding. Assumptions used in the model are subjective and require significant judgment.

Certain U.S. Federal Income Tax Considerations

If NioCorp (or a subsidiary) is a “passive foreign investment company” (“PFIC”) for any taxable year during the holding period of a U.S. shareholder (as determined under applicable U.S. federal income tax law), then certain significant adverse tax consequences could apply to such U.S. shareholder, including requirements to treat any gain realized upon a disposition of Common Shares (or Warrants) as ordinary income, to include certain “excess distributions” on Common Shares in income, and to pay an interest charge on a portion of any such gain or distribution. NioCorp believes that it was classified as a PFIC during the taxable years ended June 30, 2022 and 2021, and, based on the current composition of its income and assets, as well as current business plans and financial expectations, that it may meet the PFIC qualification tests for its current taxable year or in future taxable years. No opinion of legal counsel or ruling from the Internal Revenue Service (the “IRS”) concerning the PFIC status of NioCorp or any subsidiary has been obtained or is currently planned to be requested. The determination of whether any corporation was, or will be, a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether any corporation will be a PFIC for any taxable year depends on the assets and income of such corporation over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Quarterly Report on Form 10-Q. In addition, even if NioCorp concluded that it or any subsidiary did not qualify as a PFIC, the IRS could challenge any determination made by NioCorp (or any subsidiary) concerning its PFIC status in any taxable year, and a court could sustain such challenge. Accordingly, there can be no assurance that NioCorp or any subsidiary will not be treated as a PFIC for any taxable year. Each holder of Common Shares or other NioCorp instruments should consult its own tax advisors regarding the PFIC status of NioCorp and each subsidiary thereof and the resulting tax consequences to the shareholder. See the “Risk Factors” section of this Quarterly Report on Form 10-Q.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, Options, Warrants, and convertible debt option as of May 30, 2023, is set out below, on a fully-diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	30,396,120
Vested Shares[1]	4,565,808
Options[2]	1,541,500
Warrants[3]	19,257,515
Convertible Debt[4]	3,483,600

[1]	Each exchangeable into one Common Share at any time, and from time to time, until the tenth anniversary of the Closing Date.
[2]	Each exercisable into one Common Share.
[3]	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares, and 1,737,651 Warrants that are each exercisable into one Common Share.
[4]	Represents Common Shares issuable on conversion of an aggregate outstanding principal amount of $16,147 of convertible debt as of May 30, 2023, assuming a market price per Common Share of $5.19 on that date.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financing Reporting Existing as of March 31, 2023

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the previously disclosed material weakness relating to the Company’s controls over the accounting for non-routine transactions continued to exist as of March 31, 2023. Specifically, such controls were not adequately designed to ensure the consideration of all related relevant accounting guidance when such transactions were recorded. As disclosed in the Company’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2022 and December 31, 2022, this material weakness resulted in the restatement of the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 as well as the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended September 30, 2021, December 31, 2021, and March 31, 2022.

The Company identified an additional error during the quarter ended March 31, 2023 relating to the accounting treatment of the Lind Consent. The error will require the restatement of the Company’s condensed consolidated financial statements as of and for the periods ended September 30, 2022 and December 31, 2022, as discussed in Note 3. The Company determined that the error was partially caused by the same material weakness that existed as of June 30, 2022, September 30, 2022 and December 31, 2022. The material weakness discussed above continued to exist as of March 31, 2023.

In addition to the material weakness discussed above, our management concluded that three other material weaknesses in internal control over financial reporting existed as of March 31, 2023. A cumulative listing of our material weaknesses is disclosed below:

●	Control Environment: Management did not design and maintain an effective control environment based on the criteria established by the Committee of Sponsoring Organizations Integrated Framework (2013) (“COSO Framework”). Specifically, the Company does not have sufficient personnel with the appropriate levels of knowledge, experience, and training in accounting and internal controls over financial reporting commensurate with the complexity of the Company’s business. This material weakness contributed to additional material weaknesses related to the Company’s control activities as further described below.
●	Risk Assessment: Management did not design and maintain effective controls over the risk assessment process. Specifically, management does not have a formal process to identify, update, and assess risks due to changes in the Company’s business practices, including entering into increasingly complex transactions that could significantly impact the design and operation of the Company’s control activities.
●	Control Activities: Management did not design and maintain effective controls, including management review controls, related to non-routine transactions. Specifically, management did not maintain effective controls over monitoring and assessing the work of third-party specialists, including the evaluation of the appropriateness of accounting conclusions that has resulted in misstatements. In addition, the Company did not design and maintain effective controls related to the evaluation of certain inputs and assumptions used to estimate the fair value of instruments and features associated with complex debt and equity transactions. Finally, management did not have policies and procedures for the reconsideration of existing agreements when infrequent transactions occur.
●	Monitoring Activities: Management did not design and maintain effective monitoring controls to support timely evaluation of remediation of identified internal control deficiencies.

Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

Remediation Plan for the Material Weaknesses

To address our material weaknesses identified during the quarter ended March 31, 2023, we are currently devising a detailed plan to address each individual material weakness identified, as well as the overall monitoring process, including the following:

●	In order to remediate the material weaknesses relating to the Company’s control environment and risk assessment process, we plan to develop and implement controls to ensure work performed by Company personnel and other experts is reviewed by individuals with the appropriate level of U.S. GAAP knowledge and experience. This may include separating the performance and review of certain close procedures among current accounting personnel and/or engaging third party accounting consultants with the requisite U.S. GAAP knowledge and experience to perform work under the control and oversight of Company personnel. In addition, we plan to enhance the design of our controls over the consideration of all related relevant accounting guidance for the initial recording and subsequent measurements of non-routine transactions.
●	In order to remediate the material weakness relating to the Company’s controls activities, we are in the process of designing and implementing controls over the completeness and accuracy of identifying and adequately assessing the assumptions utilized in the valuation analysis of complex financial instruments, as well as engaging third party consultants with the relevant background and expertise to perform the appropriate complex valuation analyses under the control and oversight of Company personnel.
●	In order to remediate the material weakness relating to the Company’s controls over monitoring activities, we plan to design and implement controls to manage and monitor our progress towards the remediation of internal control deficiencies and material weaknesses, including oversight by, and periodic reporting to, the Audit Committee.

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

While we continue to devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company may not realize all or any of the anticipated benefits expected as a result of the Transaction.

The listing of the Common Shares on Nasdaq may not provide the anticipated benefits of broader access to capital and financing alternatives or otherwise enhance NioCorp’s public profile. If the Company is not successful in realizing these anticipated benefits, including the anticipated benefits of listing the Common Shares on the Nasdaq and the anticipated acceleration of financing efforts to advance, complete construction and commence operation of the Elk Creek Project, such consequences may adversely affect the Company’s results of operations, cash flows, financial position and the price of our Common Shares.

We may not recognize the full value of the Yorkville Equity Facility Financing Agreement and may not receive any proceeds from the exercise of the Financing Warrants, the NioCorp Assumed Warrants and our other outstanding Warrants, and the potential adverse effect on the prevailing market prices for our Common Shares as a result of sales, or the perception of future sales, of Common Shares could adversely affect our ability to raise additional capital.

Although we have entered into the Yorkville Equity Facility Financing Agreement, we may not recognize the full value thereof. Specifically, our ability to sell Common Shares to Yorkville pursuant to the Yorkville Equity Facility Financing Agreement is subject to certain restrictions and limitations, which may prevent us from selling the full Commitment Amount prior to the expiration of the Commitment Period. Our ability to recognize the full value of the Yorkville Equity Facility Financing Agreement may be further impeded by the potential negative pressure on the market price of our Common Shares as a result of sales, or the perception of future sales, of Common Shares by us or by other security holders. As a result, there can be no assurance that we will receive all or even a significant portion of the proceeds that we expect to receive in connection with the Yorkville Equity Facility Financing Agreement.

In addition, upon exercise, we will receive the cash exercise price of the Financing Warrants, the NioCorp Assumed Warrants and our other outstanding Warrants (assuming, with respect to the Financing Warrants and the NioCorp Assumed Warrants, that they are not exercised on a cashless basis). We believe the likelihood that holders of the Financing Warrants, the NioCorp Assumed Warrants or other outstanding Warrants will exercise their Financing Warrants, NioCorp Assumed Warrants or other outstanding Warrants, and therefore, the amount of cash proceeds that we would receive, is, among other things, dependent upon the market price of our Common Shares. For so long as the market price for our Common Shares is less than the applicable exercise price of the Financing Warrants, NioCorp Assumed Warrants or other outstanding Warrants, we believe such holders will be unlikely to exercise their Financing Warrants, NioCorp Assumed Warrants or other outstanding Warrants. The potential adverse effect on the prevailing market price of our Common Shares as a result of sales of Common Shares by us or by other security holders, or the perception that such sales may occur, could keep the market price for our Common Shares below the applicable exercise price of the Financing Warrants, the NioCorp Assumed Warrants or other outstanding Warrants. Accordingly, the holders of the Financing Warrants, the NioCorp Assumed Warrants or other outstanding Warrants may not exercise their Financing Warrants, NioCorp Assumed Warrants or other outstanding Warrants before they expire, and we may not receive any proceeds from the exercise of the Financing Warrants, the NioCorp Assumed Warrants or other outstanding Warrants.

We incurred significant debt in connection with the Transactions, including upon issuance of the Convertible Debentures, and we require significant additional capital to operate our business. For example, notwithstanding whether we are able to recognize the full value of the Yorkville Equity Facility Financing Agreement or receive the cash exercise price of the Financing Warrants, the NioCorp Assumed Warrants or other outstanding Warrants, we are obligated to repay or issue Common Shares upon settlement of the full $16.0 million aggregate principal amount of the Convertible Debentures. Such significant additional debt could adversely affect our business, which may prevent us from fulfilling our obligations with respect to our existing debt or obtaining future financing. Further, the Yorkville Convertible Debt Financing Agreement restricts us from pursuing certain variable rate financing transactions, which could impair our ability to obtain additional financing on terms that are favorable, or at all. In addition, if the market price of the Common Shares were to drop as a result of sales, or the perception of future sales, of Common Shares by us or by other security holders, this might impede our ability to raise additional capital. Our inability to obtain additional financing on terms that are favorable, or at all, could have a material adverse effect on our financial condition, results of operations and prospects.

NioCorp may be a “passive foreign investment company” for the current taxable year and for one or more future taxable years, which may result in materially adverse U.S. federal income tax consequences for U.S. investors.

If NioCorp is a passive foreign investment company (“PFIC”) for any taxable year, or portion thereof, that is included in the holding period of a U.S. Holder (as defined in “Certain United States Federal Income Tax Considerations” included in Exhibit 99.1 to the Company’s Current Report on Form 8-K to which this “Risks Related to Our Common Shares” is filed as an exhibit) of Common Shares, such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and additional reporting requirements. NioCorp believes it was classified as a PFIC during its taxable years ended June 30, 2022 and June 30, 2021 and, based on the current composition of its income and assets, as well as current business plans and financial expectations, may be treated as a PFIC for the taxable year in which the Transactions occurred or in future taxable years. Any conclusion regarding PFIC status is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to change. In addition, even if NioCorp concluded it did not qualify as a PFIC, it is possible that the U.S. Internal Revenue Service (the “IRS”) could assert, and that a court could sustain, a determination that NioCorp is a PFIC. Accordingly, there can be no assurance that NioCorp will not be treated as a PFIC for any taxable year. Each holder of Common Shares should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of such securities. See “Certain United States Federal Income Tax Considerations” included in Exhibit 99.1 to the Company’s Current Report on Form 8-K to which this “Risks Related to Our Common Shares” is filed as an exhibit for further details regarding this issue.

The Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences.

Section 7874 and related sections of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), provide for certain adverse tax consequences when the stock of a U.S. corporation is acquired by a non-U.S. corporation in certain transactions in which former shareholders of the U.S. corporation come to own 60% or more of the stock of the non-U.S. corporation (by vote or value, and applying certain specific counting and ownership rules). These adverse tax consequences include (i) potential additional required gain recognition by the U.S. corporation, (ii) treatment of certain payments to the non-U.S. corporation that reduce gross income as “base erosion payments,” (iii) an excise tax on certain options and stock-based compensation of the U.S. corporation, (iv) disallowance of “qualified dividend” treatment for distributions by the non-U.S. corporation, and (v) if former shareholders of the U.S. corporation come to own 80% or more of the stock of the non-U.S. corporation, treatment of the non-U.S. corporation as a U.S. corporation subject to U.S. federal income tax on its worldwide income (in addition to any tax imposed by non-U.S. jurisdictions). If the Transactions result in the application of any of these, or any other, adverse tax consequences, NioCorp could incur significant additional tax costs. While NioCorp currently does not believe the Transactions will cause such adverse tax consequences as a result of Section 7874 and related sections of the Code, this determination is subject to significant legal and factual uncertainty. NioCorp has not sought and will not seek any rulings from the IRS as to the tax treatment of any of the Transactions. Further, there can be no assurance that your tax advisor, the IRS, or a court, will agree with the position that NioCorp is not subject to these adverse tax consequences.

The Company recently identified additional material weaknesses in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of the Common Shares.

Our management has identified additional material weaknesses in its internal control over financial reporting relating to its control over the design and maintenance of an effective control environment and risk assessment process, and its monitoring controls over the timely remediation of identified internal control weaknesses.. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, the Company’s management has assessed the effectiveness of its disclosure controls and procedures and concluded that they were not effective as of March 31, 2023.

The Company is committed to remediating its material weaknesses as promptly as possible. Management is in the process of implementing its remediation plan. However, there can be no assurance as to when the material weaknesses will be remediated or that additional material weaknesses will not arise in the future. If the Company is unable to maintain effective internal control over financial reporting, its ability to record, process and report financial information timely and accurately could be adversely affected, which could subject the Company to litigation or investigations, require management resources, increase costs, negatively affect investor confidence and adversely impact the trading price of the Common Shares.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

We identified material weaknesses in our internal control over financial reporting that exist as of March 31, 2023. As a result of such material weaknesses, the restatement of our consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021, March 31, 2022, September 30, 2022, and December 31, 2022, and other matters raised or that may in the future be raised by the SEC or the Canadian securities regulators, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2023, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
3.3(2)	Amendment to Articles, effective March 17, 2023
4.1(3)	Securities Purchase Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and each of the investors listed on the Schedule of Buyers attached thereto
4.2(4)	Amendment No. 1 to Securities Purchase Agreement, dated February 24, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
4.3(4)	Form of Convertible Debentures (included in Exhibit 4.2)
4.4(3)	Form of Financing Warrants (included in Exhibit 4.1)
4.5(3)	Registration Rights Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
4.6(5)	Warrant Agreement, dated March 17, 2021, by and between GX Acquisition Corp. II and Continental Stock Transfer & Trust Company
4.7(2)	Warrant Assignment, Assumption and Amendment Agreement, dated as of March 17, 2023, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., Continental Stock Transfer & Trust Company, as the existing Warrant Agent, and Computershare Inc. and its affiliate, Computershare Trust Company, N.A, together as the successor Warrant Agent
4.8(2)	Form of NioCorp Assumed Warrant (included in Exhibit 4.7)
10.1(3)	Standby Equity Purchase Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
10.2(6)	Smith Credit Facility Extension Agreement
10.3(2)	Amended and Restated Registration Rights Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., GX Acquisition Corp. II, GX Sponsor II LLC and certain persons listed on Schedule 1 and Schedule 2 thereto
10.4(2)	Registration Rights Agreement Joinder, dated as of March 17, 2023, by and among NioCorp Developments Ltd. and each of the parties listed on Schedule A thereto
10.5(2)	Exchange Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., GX Acquisition Corp. II and GX Sponsor II LLC
10.6(7)	Joinder to Exchange Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., Elk Creek Resources Corp (f/k/a GX Acquisition Corp. II) and each of the Holders party thereto
10.7(2)	Form of Director and Officer Indemnification Agreement
10.8(7)	Joinder to Sponsor Support Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd. and each of the Holders party thereto
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(8)	Inline XBRL Instance Document
101.SCH(8)	Inline XBRL Taxonomy Extension- Schema
101.CAL(8)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(8)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(8)	Inline XBRL Taxonomy Extension – Labels
101.PRE(8)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on March 17, 2023, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 27, 2023, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 24, 2023, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Elk Creek Resources Corp.’s (f/k/a GX Acquisition Corp. II) Current Report on Form 8-K (File No. 001-40226) filed with the SEC on March 22, 2021 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 28, 2023, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form S-3 (File No. 333-271268) filed with the SEC on April 14, 2023, and incorporated herein by reference.
(8)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended March 31, 2023 and 2022, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2023 and 2022, (iv) the Interim Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months ended March 31, 2023 and 2022 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: May 30, 2023

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 30, 2023