Form 10-Q/A
period 2022-09-30
NIOCORP DEVELOPMENTS LTD
filed 2023-06-08
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 14, 2022, the registrant had 27,945,088 Common Shares outstanding.

EXPLANATORY NOTE

NioCorp Developments Ltd. (“NioCorp” or the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) is being filed to restate (the “Restatement”) certain information in the Company’s previously issued condensed consolidated financial statements as of and for the three months ended September 30, 2022 (the “Affected Period”).

Background of Restatement

On May 19, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, in consultation with the Company’s management, concluded that the Company’s previously issued condensed consolidated financial statements with respect to the Affected Period contained errors related to the accounting for the Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind Global Asset Management III, LLC, and its evaluation under Accounting Standards Codification Topic 450 – Contingencies (“ASC 450”) instead of under Accounting Standards Codification Topic 470 – Debt (“ASC 470”), which requires an evaluation of the contract amendment under ASC 470 debt modification guidance. As a result of this error, the Audit Committee determined that the Company’s condensed consolidated financial statements for the Affected Period should not be relied upon and should be restated by adjusting deferred transaction costs, convertible debt, and warrant liability recognized in the Affected Period. Any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company’s previously issued condensed consolidated financial statements and other related financial information covering the Affected Period should no longer be relied upon.

The identification of the need for the restatement arose during the Company’s quarterly close for the quarter ended March 31, 2023. Pursuant to these procedures, the Audit Committee, in consultation with the Company’s management, assessed the Company’s accounting policies, as well as the presentation and accounting for modifications of debt agreements, and concluded that the Company should have evaluated the Lind Consent as a contract amendment under ASC 470 debt modification guidance.

This correction affects the Company’s condensed consolidated statements of operations and comprehensive loss and also impacts the Company’s condensed consolidated balance sheet, condensed consolidated statements of shareholders’ equity, and certain notes to the condensed consolidated financial statements, as well as management’s discussion and analysis of financial condition and results of operations included in the Original Form 10-Q. This correction does not impact the condensed consolidated statements of cash flows besides offsetting adjustments between net loss, accretion of convertible debt, and loss on debt extinguishment within the cash flows from operating activities section.

See Note 3 to the condensed consolidated financial statements in Part I, Item 1, “Financial Statements” for more information regarding this correction and the background of the Restatement.

Internal Control Considerations

The Company’s management has concluded that the Company had material weaknesses in its internal control over financial reporting during the Affected Period relating to the error described above. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal control over financial reporting, and material weaknesses identified, refer to Part I, Item 4, “Controls and Procedures.”

Items Amended in this Amendment

This Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Restatement and the related internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended, as appropriate, to reflect the Restatement and the related internal control considerations:

●	Part I, Item 1, “Financial Statements”;
●	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	Part I, Item 4, “Controls and Procedures”;
●	Part II, Item 1A, “Risk Factors”; and
●	Part II, Item 6, “Exhibits.”

On March 17, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of its common shares, without par value (“Common Shares”), on the basis of one (1) post-Reverse Stock Split Common Share for every ten (10) pre-Reverse Stock Split Common Shares issued and outstanding, with any fractional shares resulting from the Reverse Stock Split rounded down to the nearest whole share. All references to share and per share amounts (excluding authorized shares), as well as option and warrant amounts and exercise prices, in this Amendment, including the condensed consolidated financial statements and accompanying notes, have also been restated to give retroactive effect to the Reverse Stock Split.

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-Q was filed and does not modify or update the disclosures therein, except to reflect the effects of the Restatement and the restatement of share and per share amounts (excluding authorized shares), as well as option and warrant amounts and exercise prices, to give retroactive effect to the Reverse Stock Split, as discussed above. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	September 30, 2022	June 30, 2022
		As restated (a)
ASSETS
Current
Cash		$3,192	$5,280
Prepaid expenses and other		189	402
Total current assets		3,381	5,682
Non-current
Deferred transaction costs	5	2,609	-
Deposits		35	35
Investment in equity securities		10	10
Right-of-use assets		76	94
Land and buildings, net		850	850
Mineral interests		16,085	16,085
Total assets		$23,046	$22,756

LIABILITIES
Current
Accounts payable and accrued liabilities	6	$3,670	$817
Related party loan	9	2,000	2,000
Convertible debt	7	914	2,169
Operating lease liability	11	86	82
Total current liabilities		6,670	5,068
Non-current
Warrant liability	3	964	-
Operating lease liability	11	-	23
Total liabilities		7,634	5,091
SHAREHOLDERS’ EQUITY
Common shares, unlimited shares authorized; shares outstanding: 27,939,322 at September 30, 2022 and 27,667,060 at June 30, 2022 (b)	8	130,684	129,055
Accumulated deficit		(114,274)	(110,397)
Accumulated other comprehensive loss		(998)	(993)
Total shareholders’ equity		15,412	17,665
Total liabilities and equity		$23,046	$22,756

(a)	Amounts are restated. See Note 3 for more information.
(b)	Amounts of shares outstanding are restated to give retroactive effect to the Reverse Stock Split (as defined below). See Note 2d for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended September 30,
	Note	2022	2021
		As restated (a)
Operating expenses
Employee related costs		$293	$319
Professional fees		164	90
Exploration expenditures	10	1,288	621
Other operating expenses		337	226
Total operating expenses		2,082	1,256

Change in fair value of warrant liability		(257)	-
Loss on debt extinguishment		1,622	-
Foreign exchange loss		173	225
Interest expense		258	605
Other (gain) loss on equity securities		(1)	2
Loss before income taxes		3,877	2,088
Income tax benefit		-	-
Net loss	4	$3,877	$2,088

Other comprehensive loss:
Net loss		$3,877	$2,088
Other comprehensive loss (gain):
Reporting currency translation		5	(124)
Total comprehensive loss		$3,882	$1,964

Loss per common share, basic and diluted (b)		$0.14	$0.08

Weighted average common shares outstanding (b)		27,792,631	25,802,304

(a)	Amounts are restated. See Note 3 for more information.

(b)	Amounts are restated to give effect to the Reverse Stock Split. See Note 2d for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the three months ended September 30,
	2022	2021
	As restated (a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,877)	$(2,088)
Adjustments to reconcile net loss to net cash used in operations:
Unrealized (gain) loss on equity securities	(1)	2
Accretion of convertible debt	194	551
Noncash lease expense	(2)	(1)
Change in fair value of warrant liability	(257)	-
Loss on debt extinguishment	1,622	-
Depreciation	1	1
Foreign exchange loss	177	288
	(2,143)	(1,247)
Change in working capital items:
Prepaid expenses and other	209	(270)
Accounts payable and accrued liabilities	196	(92)
Net cash used in operating activities	(1,738)	(1,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	-	(16)
Net cash used in financing activities	-	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	-	664
Share issue costs	(21)	-
Related party debt repayments	-	(318)
Net cash provided by financing activities	(21)	346
Exchange rate effect on cash and cash equivalents	(329)	(170)
Change in cash and cash equivalents during period	(2,088)	(1,449)
Cash and cash equivalents, beginning of period	5,280	7,317
Cash and cash equivalent, end of period	$3,192	$5,868

Supplemental cash flow information:
Amounts paid for interest	$-	$40
Amounts paid for income taxes	-	-
Non-cash financing transactions:
Conversions of debt for common shares	$1,650	$1,350
Deferred transaction costs, accrued but not paid	2,809	-

(a)	Amounts are restated. See Note 3 for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except for Common Shares outstanding) (unaudited)

	For the three months ended September 30, 2022 and 2021
	Common Shares Outstanding (b)	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2021	25,637,993	$113,882	$(99,510)	$(1,159)	$13,213
Exercise of warrants	87,175	543	-	-	543
Exercise of options	28,270	121	-	-	121
Debt conversions	158,398	1,350	-	-	1,350
Reporting currency translation	-	-	-	124	124
Loss for the period	-	-	(2,088)	-	(2,088)
Balance, September 30, 2021	25,911,836	$115,896	$(101,598)	$(1,035)	$13,263

Balance, June 30, 2022	27,667,060	$129,055	$(110,397)	$(993)	$17,665
Debt conversions	272,262	1,650	-	-	1,650
Share issuance costs	-	(21)	-	-	(21)
Reporting currency translation	-	-	-	(5)	(5)
Loss for the period, as restated (a)	-	-	(3,877)	-	(3,877)
Balance, September 30, 2022, as restated (a)	27,939,322	$130,684	$(114,274)	$(998)	$15,412

(a)	Amounts are restated. See Note 3 for more information.
(b)	Amounts are restated to give retroactive effect to the Reverse Stock Split. See Note 2d for more information.

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

Issued and Adopted

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on July 1, 2022, with no material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

On March 17, 2023, the Company effected a reverse stock split (the “Reverse Stock Split”) of its common shares, without par value (“Common Shares”), on the basis of one (1) post-Reverse Stock Split Common Share for every ten (10) pre-Reverse Stock Split Common Shares issued and outstanding, with any fractional shares resulting from the Reverse Stock Split rounded down to the nearest whole share. All references to share and per share amounts (excluding authorized shares), as well as Option and Warrant (each as defined below) amounts and exercise prices, in the condensed consolidated financial statements and accompanying notes have also been restated to give retroactive effect to the Reverse Stock Split.

Basic net loss per share is computed by dividing net loss by the weighted average number of the Company’s Common Shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of Common Share equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. For purposes of this calculation, options to purchase Common Shares (“Options”) and warrants to purchase Common Shares (“Warrants”) are considered to be Common Share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying Options, Warrants, and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation as indicated below.

	For the three months ended September 30,
Excluded potentially dilutive securities (1):	2022	2021
Options	1,446,400	1,522,500
Warrants	1,851,625	1,347,011
Convertible debt	103,000	1,474,400
Total potential dilutive securities	3,401,025	4,343,911

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

3.	RESTATEMENT

On February 16, 2021, the Company entered into a Convertible Security Funding Agreement (as amended by Amendment #1 to the Convertible Security Funding Agreement dated December 2, 2021, the “CSFA”) with Lind Global Asset Management III, LLC (“Lind”), pursuant to which the Company issued a convertible security to Lind (the “Lind III Convertible Security”). Pursuant to the CSFA, Lind had certain consent and participation rights applicable in connection with the Transaction (as defined below) and the proposed financing transactions with Yorkville Advisors Global, LP (“Yorkville”), each as described in Note 13. On September 25, 2022, the Company and Lind entered into a Waiver and Consent Agreement (the “Lind Consent”), which included the following principal terms: (i) the consent of Lind to the Transaction and the proposed financing transactions with Yorkville,

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

including all actions taken by NioCorp as set out in the Business Combination Agreement to permit the completion of the Transaction; (ii) the consent of Lind to NioCorp’s expected cross-listing to The Nasdaq Stock Market LLC (“Nasdaq”) and the consolidation of the Common Shares in order to meet the minimum listing requirements thereof; (iii) the waiver of Lind of its participation right for up to 15% of the total offering in the proposed standby equity purchase agreement between NioCorp and Yorkville; and (iv) the waiver of Lind of certain restrictive covenants in the CSFA.

As consideration for entering into the Lind Consent, Lind received, amongst other things: (i) the right to receive a payment of $500, which would be reduced to $200 if the Transaction has not been consummated on or before April 30, 2023 (collectively, the “Consent Payment”); (ii) an extension of its existing participation rights under the CSFA in future financings of NioCorp for a further two-year period, subject to certain exceptions as well as an extension of such participation rights beyond the additional two-year period if Yorkville or any affiliate is a party to any such applicable transaction; and (iii) the right to receive additional Warrants (the “Contingent Consent Warrants”) if on the date that is 18 months following consummation of the Transaction, the closing trading price of the Common Shares on the Toronto Stock Exchange (the “TSX”) or such other stock exchange on which such shares may then be listed, is less than C$10.00, subject to adjustments. The number of Contingent Consent Warrants to be issued, if any, is based on the Canadian dollar equivalent (based on the then current Canadian to US dollar exchange rate as reported by Bloomberg, LP) of $5,000 divided by the five-day volume weighted average price of the Common Shares on the date of issuance. Further, the number of Contingent Consent Warrants issued will be proportionately adjusted based on the percentage of Warrants currently held by Lind that are exercised, if any, prior to the issuance of any Contingent Consent Warrants. The Lind Consent was signed as an amendment to the existing CSFA.

The Company originally accounted for both the Consent Payment and Contingent Consent Warrants as contingencies under Accounting Standards Codification (“ASC”) Topic 450: Contingencies.

The identification of the need for the restatement arose during the Company’s quarterly close for the quarter ended March 31, 2023. Pursuant to these procedures, the Audit Committee, in consultation with the Company’s management, determined that the Lind Consent should have been evaluated under ASC 470 – Debt (“ASC 470”), which requires an evaluation of the contract amendment under ASC 470 debt modification guidance.

The Company performed a comparison of the discounted cash flows of the Lind III Convertible Security pursuant to the original CSFA and pursuant to the CSFA as amended by the Lind Consent and determined that a debt extinguishment loss of $201 had occurred. Further, ASC 470 requires that the minimum estimated Consent Payment of $200 also be included in the calculation of the gain or loss on debt extinguishment. The Company also evaluated the Contingent Consent Warrant feature included in the Lind Consent and determined that the Contingent Consent Warrants meet the criteria to be considered separate, freestanding instruments, should be accounted for as a liability under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and should be booked at fair value on the date of the Lind Consent, with subsequent changes in valuation recorded as a non-operating gain or loss in the statement of operations. The following table summarizes the components of the initial loss on debt extinguishment:

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Amount
Minimum Consent Payment at inception	$200
Loss on debt extinguishment	201
Initial fair value of Contingent Consent Warrants	1,221
Initial loss on debt extinguishment	$1,622

Changes in the fair value of the Contingent Consent Warrants are presented below:

Amount
Initial valuation, September 25, 2022	$1,221
Change in valuation	(257)
Valuation at September 30, 2022	$964

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

Key Valuation Input	September 25, 2022	September 30, 2022
Share price on valuation date	$7.82	$10.40
Volatility	62.4%	63.4%
Risk free rate	3.93%	4.04%
Probability of issuance	59.4%	45.5%

The loss on debt extinguishment is presented as a non-operating expense in the Company’s condensed consolidated statements of operations and comprehensive loss. This change in accounting also resulted in a decrease in the amount of accretion to be recognized over the remaining life of the Lind III Convertible Security. Accretion expenses are disclosed as a part of interest expense, which is not included as a component of operating costs.

This correction to the Company’s condensed consolidated statements of operations and comprehensive loss also impacts the Company’s condensed consolidated balance sheet, condensed consolidated statements of shareholders’ equity, and certain notes to the condensed consolidated financial statements for the three months ended September 30, 2022 as illustrated in the tables below. This correction does not impact the condensed consolidated statements of cash flows besides offsetting adjustments between net loss, accretion of convertible debt, and loss on debt extinguishment within the cash flows from operating activities section.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended September 30, 2022

	As Previously Reported	Restatement Impacts	Restated
Interest expense	$300	$(42)	$258
Loss on debt extinguishment	-	1,622	1,622
Change in fair value of warrant liability	-	(257)	(257)
Loss before income taxes	2,554	1,323	3,877
Net loss	2,554	1,323	3,877
Total comprehensive loss	2,559	1,323	3,882
Loss per share	$0.09	$0.05	$0.14
Weighted average shares outstanding	27,792,631	-	27,792,631

Restatement Impacts to the Condensed Consolidated Statement of Cash Flows (unaudited)

For the Three Months Ended September 30, 2022

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,554)	$(1,323)	$(3,877)
Accretion of convertible debt	236	(42)	194
Loss on debt extinguishment	-	1,622	1,622
Change in fair value of warrant liability	-	(257)	(257)

Restatement Impacts to the Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

As of September 30, 2022

	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance, June 30, 2022	$129,055	$(110,397)	$(993)	$17,665
Debt conversions	1,650	-	-	1,650
Share issuance costs	(21)	-	-	(21)
Reporting currency translation	-	-	(5)	(5)
Loss for the period	-	(2,554)	-	(2,554)
Balance, September 30, 2022	$130,684	$(112,951)	$(998)	$16,735
Restatement Impacts
Balance, June 30, 2022	$-	$-	$-	$-
Loss for the period	-	(1,323)	-	(1,323)
Balance, September 30, 2022	$-	$(1,323)	$-	$(1,323)
As Adjusted
Balance, June 30, 2022	$129,055	$(110,397)	$(993)	$17,665
Debt conversions	1,650	-	-	1,650
Share issuance costs	(21)	-	-	(21)
Reporting currency translation	-	-	(5)	(5)
Loss for the period, as restated	-	(3,877)	-	(3,877)
Balance, September 30, 2022, as restated	$130,684	$(114,274)	$(998)	$15,412

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended September 30, 2021

	As Previously Reported	Restatement Impacts	Restated
Foreign exchange loss	$210	$15	$225
Interest expense	492	113	605
Loss before income taxes	1,960	128	2,088
Net loss	1,960	128	2,088
Reporting currency translation	(109)	(15)	(124)
Total comprehensive loss	1,851	113	1,964
Loss per share	$0.08	$-	$0.08
Weighted average shares outstanding	25,802,304	-	25,802,304

Restatement Impacts to the Condensed Consolidated Statement of Cash Flows (unaudited)

For the Three Months Ended September 30, 2021

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Total loss for the period	$(1,960)	$(128)	$(2,088)
Accretion of convertible debt	438	113	551
Foreign exchange loss	273	15	288

Restatement Impacts to the Condensed Consolidated Statement of Shareholders' Equity (unaudited)

For the Three Months Ended September 30, 2021

	As Previously Reported	Restatement Impacts	Restated
June 30, 2021 opening balance adjustments:
Deficit	$(99,076)	$(434)	$(99,510)
Accumulated other comprehensive loss	(1,143)	(16)	(1,159)
Total Shareholders’ equity	13,663	(450)	13,213
Activity adjustments:
Loss for the period	(1,960)	(128)	(2,088)
Reporting currency translation	109	15	124
September 30, 2021 ending balance adjustments:
Deficit	(101,036)	(562)	(101,598)
Accumulated other comprehensive loss	(1,034)	(1)	(1,035)
Total equity	13,826	(563)	13,263

4.	GOING CONCERN ISSUES

The Company incurred a loss of $3,877 for the three months ended September 30, 2022 (2021 - $2,088) and had a working capital deficit of $3,289 and an accumulated deficit of $114,274 as of September 30, 2022. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of September 30, 2022, the Company had cash of $3,192 which may not be sufficient to fund normal operations for the next twelve months without deferring payment on certain liabilities or raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of
	Note	September 30, 2022	June 30, 2022
Accounts payable, trade		$2,904	$115
Accounts payable accruals		467	654
Consent accrual	13	200	-
Interest payable to related party	9	51	-
Other accruals		48	48
Total accounts payable and accrued liabilities		$3,670	$817

7.	CONVERTIBLE DEBT

Changes in the Lind III Convertible Security are as follows:

Lind III Convertible Security
(Restated)
Balance, June 30, 2022	$2,169
Accretion expense	194
Fair value increase due to debt extinguishment	201
Conversions	(1,650)
Balance, September 30, 2022	$914

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Based on the Company’s closing Common Share price of C$14.30 as of September 30, 2022, conversion of the remaining Lind III Convertible Security undiscounted face value of $815 (including accrued interest) would require the issuance of approximately 103,000 Common Shares. For each C$0.10 change in the fair value of one Common Share, the total Common Shares the Company would be obligated to issue would change by approximately 800 shares.

8.	COMMON SHARES

a)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2022	1,446,400	C$	8.30
Granted	-		-
Exercised	-		-
Cancelled/expired	-		-
Balance, September 30, 2022	1,446,400	C$	8.30

 The following table summarizes information about Options outstanding at September 30, 2022:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
C$	4.70	November 9, 2022	280,400	C$	2,692	280,400	C$	2,692
C$	8.40	September 18, 2023	105,000		619	105,000		619
C$	5.40	November 15, 2023	378,500		3,369	378,500		3,369
C$	7.50	December 14, 2023	182,500		1,241	182,500		1,241
C$	7.50	December 16, 2023	52,500		357	52,500		357
C$	13.60	December 17, 2024	397,500		278	397,500		278
C$	11.00	May 30, 2025	50,000		165	50,000		165
			1,446,400	C$	8,721	1,446,400	C$	8,721

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$14.30 as of September 30, 2022, that would have been received by the Option holders had all Option holders exercised their Options as of that date. There were no in-the-money Options vested and exercisable as of September 30, 2022. As of September 30, 2022, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

b)	Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2022	1,851,624	C$	11.60
Granted	-		-
Exercised	-		-
Cancelled/expired	-		-
Balance, September 30, 2022	1,851,624	C$	11.60

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

At September 30, 2022, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price		Expiry Date
50,000	C$	8.00	December 18, 2022
441,211	C$	16.30	May 10, 2023
504,613	C$	11.00	June 30, 2024
855,800	C$	9.70	February 19, 2025
1,851,624

9.	RELATED PARTY TRANSACTIONS AND BALANCES

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

10.	EXPLORATION EXPENDITURES

	For the Three Months Ended September 30,
	2022	2021
Technical studies and engineering	$141	$50
Field management and other	154	124
Metallurgical development	993	436
Geologists and field staff	-	11
Total	$1,288	$621

11.	LEASES

 The Company incurred lease costs as follows:

	For the Three Months Ended September 30,
	2022	2021
Operating Lease Cost:
Fixed rent expense	$21	$21
Variable rent expense	3	2
Short term lease cost	2	5
Sublease income	(6)	(5)
Net lease cost – other operating expense	20	23

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

	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,192	$3,192	$-	$-
Equity securities	10	10	-	-
Total	$3,202	$3,202	$-	$-
Liabilities:
Warrant Liability	$964	$-	$-	$964

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,280	$5,280	$-	$-
Equity securities	10	10	-	-
Total	$5,290	$5,290	$-	$-

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The Lind III Convertible Security discussed in Note 7 was initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At September 30, 2022, the estimated fair value of this instrument approximated carrying value given that the instrument was adjusted to fair value on September 25, 2022 and has a short remaining life until maturity.

13.	PROPOSED TRANSACTION

On September 25, 2022, the Company, GX Acquisition Corp. II, a Delaware corporation (“GXII”), and Big Red Merger Sub Ltd (“Merger Sub”), a Delaware corporation incorporated in September 2022, and a direct, wholly owned subsidiary of the Company, entered into a business combination agreement (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, as the result of a series of transactions, GXII will become a subsidiary of the Company (as successor by merger to the Company’s subsidiary, Elk Creek Resources Corporation, a Delaware corporation (“ECRC”)), with the pre-combination public shareholders of GXII receiving Common Shares based on a fixed exchange ratio of 1.11829212 (the “Exchange Ratio”) Common Shares for each GXII Class A common share held and not redeemed, and the GXII founders receiving shares in GXII (as successor by merger to ECRC) based on the Exchange Ratio. Pursuant to the Business Combination Agreement, after closing, the GXII founders will have the right to exchange such shares for Common Shares on a one-for-one basis under certain conditions. Pursuant to the Business Combination Agreement, the Company will also assume the obligations under the issued and outstanding GXII warrants, which will be converted into warrants exercisable into Common Shares following closing of the Transaction. The Business Combination Agreement contemplates that the Company will undertake a reverse stock split of the Common Shares at the time of close in connection with an expected cross-listing to the Nasdaq Stock Market (“Nasdaq”). In addition, pursuant to the Business Combination Agreement, post-closing, the Company’s Board will include two directors from pre-combination GXII. The transactions contemplated by the Business Combination Agreement and the ancillary agreements thereto are referred to collectively as the “Transaction.”

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

In addition, in connection with the entry into the Business Combination Agreement, the Company announced the signing of non-binding letters of intent (“LOIs”) for two separate financing packages with Yorkville. Subject to entering into definitive agreements, these financings could provide the Company with access to up to an additional $81.0 million to help advance the Elk Creek Project. The financings contemplated by the LOIs include $16.0 million in convertible debentures that are expected to be funded at the closing of the Transaction, and subject to certain limitations can be repaid by the Company in either cash or Common Shares, and a standby equity purchase facility pursuant to which the Company will have the ability to require Yorkville, subject to the conditions set out in the definitive agreements, to purchase up to $65.0 million of its Common Shares.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed interim consolidated financial statements as of and for the three months ended September 30, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

All currency amounts are stated in thousands of U.S. dollars unless noted otherwise.

As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company,” “NioCorp,” and “us” refer to NioCorp Developments Ltd. and its subsidiaries, collectively.

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited interim condensed consolidated financial statements as of and for the three months ended September 30, 2022, as more fully described in Note 3 to the Condensed Consolidated Financial Statements entitled “Restatement.” For further detail regarding the Restatement, see “Explanatory Note” and Item 4, “Controls and Procedures.”

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

Risks Related to Our Business:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to our history of losses;
●	risks related to the restatement of our consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021 and March 31, 2022 and the impact of such restatement on our future financial statements and other financial measures;
●	risks related to the material weakness in our internal control over financial reporting, our efforts to remediate such material weakness and the timing of remediation;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to a disruption in, or failure of, our information technology systems, including those related to cybersecurity;
●	risks related to equipment and supply shortages;
●	risks related to current and future offtake agreements, joint ventures, and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the effects of the COVID-19 pandemic or other global health crises on our business plans, financial condition and liquidity; and
●	risks related to the ability to enforce judgment against certain of our directors.

Risks Related to Mining and Exploration:

●	risks related to estimates of mineral resources and reserves;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to the establishment of a reserve and resource for Rare Earth Elements (“REEs” or “Rare Earths”) and the development of a viable recovery process for REEs;
●	risks related to the estimation of mineral resources and mineral reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to competition in the mining industry;
●	risks related to the management of the water balance at our Elk Creek Project;
●	risks related to claims on the title to our properties;
●	risks related to potential future litigation; and
●	risks related to our lack of insurance covering all our operations.

Risks Related to Government Regulations:

●	risks related to our ability to obtain or renew permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to changes in federal and/or state laws that may significantly affect the mining industry;
●	risks related to the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; and
●	risks related to land reclamation requirements.

Risks Related to Our Debt:

●	risks related to covenants contained in agreements with our secured creditors that may affect our assets; and
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing.

Risks Related to Our Common Shares:

●	risks related to qualifying as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended (the “Code”); and
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution and penny stock rules.

Risks Related to the Proposed Transaction

●	risks related to the amount of any redemptions by GXII public stockholders being greater than expected, which may reduce the cash in trust available to NioCorp upon the consummation of the Transaction;

●	risks related to the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreement (as defined below) and/or payment of the termination fees;

●	risks related to the outcome of any legal proceedings that may be instituted against NioCorp or GXII following announcement of the Business Combination Agreement and the Transaction;

●	risks related to the inability to complete the Transaction due to, among other things, the failure to obtain NioCorp shareholder approval or GXII stockholder approval or the execution of definitive agreements relating to the convertible debenture transaction and the standby equity purchase facility contemplated by the term sheets with Yorkville;

●	the risk that the announcement and consummation of the Transaction disrupts NioCorp’s current plans;

●	risks relating to the ability to recognize the anticipated benefits of the Transaction;

●	risks relating to unexpected costs related to the Transaction; and

●	the risks that the consummation of the Transaction is substantially delayed or does not occur, including prior to the date on which GXII is required to liquidate under the terms of its charter documents.

New Risks in this Form 10-Q/A:

●	risks related to the restatement of our consolidated financial statements as of and for the three months ended September 30, 2022 and the impact of such restatement on our future financial statements and other financial measures; and

●	risks related to the additional material weaknesses in our internal control over financial reporting as of September 30, 2022 identified by management subsequent to the filing of the Original Form 10-Q, our efforts to remediate such material weaknesses and the timing of remediation.

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

Recent Corporate Events

On September 25, 2022, the Company, GXII, and Merger Sub, entered into the Business Combination Agreement. Pursuant to the Business Combination Agreement, as the result of a series of transactions, GXII will become a subsidiary of the Company (as successor by merger to the Company’s subsidiary, ECRC), with the pre-combination public shareholders of GXII receiving Common Shares based on the Exchange Ratio of 1.11829212 Common Shares for each GXII Class A common share held and not redeemed, and the GXII founders receiving shares in GXII (as successor by merger to ECRC) based on the Exchange Ratio. Pursuant to the Business Combination Agreement, after closing, the GXII founders will have the right to exchange such shares for Common Shares on a one-for-one basis under certain conditions. Pursuant to the Business Combination Agreement, the Company will also assume the obligations under the issued and outstanding GXII warrants, which will be converted into warrants exercisable into Common Shares following closing of the Transaction. The Business Combination Agreement contemplates that the Company will undertake a reverse stock split of the Common Shares at the time of close in connection with an expected cross-listing to Nasdaq. In addition, pursuant to the Business Combination Agreement, post-closing, the Company’s Board will include two directors from pre-combination GXII. The transactions contemplated by the Business Combination Agreement and the ancillary agreements thereto are referred to collectively as the “Transaction.”

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

The proposed Transaction is expected to close in the first calendar quarter of 2023, subject to the satisfaction or waiver of certain customary closing conditions contained in the Business Combination Agreement, including, among other things, (i) obtaining required approvals of the Transaction and related matters by the respective shareholders of NioCorp and GXII, (ii) the effectiveness of the registration statement on Form S-4 that the Company originally filed on November 7, 2022, (iii) receipt of approval for listing on Nasdaq of the NioCorp Common Shares to be issued in connection with the Transaction, (iv) receipt of approval for listing on Nasdaq of the NioCorp warrants to be issued in exchange for the GXII warrants that NioCorp has agreed to assume, (v) receipt of approval from the Toronto Stock Exchange (the “TSX”) with respect to the issuance and listing of the NioCorp Common Shares issuable in connection with the Transaction, (vi) that NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have at least $5.000001 million of net tangible assets upon the consummation of the Transaction, after giving effect to any redemptions by GXII public stockholders and after payment of underwriters’ fees or commissions, (vii) that, at closing, NioCorp and its subsidiaries (including GXII, as successor by merger to ECRC) will have received cash in an amount equal to or greater than $15.0 million, subject to certain adjustments, and (viii) the absence of any injunctions enjoining or prohibiting the consummation of the Business Combination Agreement. The proposed additional financings contemplated by the LOIs will also be subject to the approval of the TSX and the Company’s shareholders.

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

	For the Three Months Ended September 30,
	2022	2021
Operating expenses	(As restated)[1]
Employee related costs	$293	$319
Professional fees	164	90
Exploration expenditures	1,288	621
Other operating expenses	337	226
Total operating expenses	2,082	1,256

Change in fair value of warrant liability	(257)	-
Loss on debt extinguishment	1,622	-
Foreign exchange loss	173	225
Interest expense	258	605
Other (gain) loss on equity securities	(1)	2
Income tax benefit	-	-
Net loss	$3,877	$2,088

[1]	See Note 3, “Restatement,” to the Condensed Consolidated Financial Statements for a discussion regarding the impacts of the Restatement.

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

Other significant items impacting the change in the Company’s net loss are noted below:

Loss on debt extinguishment for 2022 represents the loss incurred under Accounting Standards Codification (“ASC”) Topic 470, Debt, related to the convertible security (the “Lind III Convertible Security”) issued to Lind Global Asset Management III, LLC (“Lind”) pursuant to the Convertible Security Funding Agreement, dated February 26, 2021, as amended by Amendment #1 to the Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind, as discussed in Note 3 to the interim condensed consolidated financial statements.

Change in fair value of warrant liability for 2022 represents the decrease in the liability associated with the warrants that may be issued to Lind if on the date that is 18 months following consummation of the Transaction, the closing trading price of the Common Shares on the TSX or such other stock exchange on which such shares may then be listed, is less than C$10.00, subject to adjustments, pursuant to the Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind, as discussed in Note 3.

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

As of September 30, 2022, the Company had cash of $3.2 million and a working capital deficit of $3.3 million, compared to cash of $5.3 million and working capital surplus of $0.6 million on June 30, 2022.

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

Operating Activities

During the three months ended September 30, 2022, the Company’s operating activities consumed $1.7 million of cash (2021: $1.6 million). The cash used in operating activities for the three months ended September 30, 2022, reflects the Company’s funding of losses of $3.9 million, partially offset by the loss on debt extinguishment, accretion of convertible debt and other non-cash transactions. Overall, operational outflows during the three months ended September 30, 2022, increased slightly from the corresponding period of 2021 due to an increase in exploration-related spending at the Elk Creek Project. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

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

Critical Accounting Estimates

Except as noted below, there have been no material changes in our critical accounting estimates discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates and Recent Accounting Pronouncements” as of June 30, 2022, in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2022.

Warrants

We apply relevant accounting guidance for warrants to purchase our stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging, (“ASC 815”) to assist in the determination of whether the warrants should be classified as liabilities or equity. The fair value of warrants is estimated using Black Scholes modeling or Monte Carlo modeling, depending on the settlement features embedded in the warrant. Inputs under both models include inputs such as NioCorp’s Common Share price, the risk-free interest rate, the expected term, the volatility, and the dividend rate. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

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

Common Shares Outstanding (fully diluted)
Common Shares	27,945,088
Stock options[1]	1,436,400
Warrants[1]	1,851,625
Convertible Debt[2]	115,520

[1]	Each exercisable into one Common Share.

[2]	Represents Common Shares issuable on conversion of aggregate outstanding principal amounts of $0.8 million of convertible debt as of November 14, 2022, assuming a market price per Common Share of $8.10 on that date.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures (Restated)

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO concluded at the time that the Original Form 10-Q was filed that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting relating to the Company’s controls over accounting for non-routine transactions described below.

Subsequent to that evaluation, the Company identified an additional error, requiring the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2022, which was partially caused by the same material weakness in internal control over financial reporting that management had concluded existed as of September 30, 2022 at the time the Original Form 10-Q was filed. In addition, subsequent to the evaluation of the effectiveness of the design and operations of our disclosure controls and procedures conducted at the end of the period covered by this Quarterly Report, management concluded that two other material weaknesses in internal control over financial reporting existed as of September 30, 2022, as described below. As a result, the CEO and CFO have reaffirmed their conclusion that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financing Reporting Existing as of September 30, 2022

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management concluded that the previously disclosed material weakness relating to the Company’s controls over the accounting for non-routine transactions continued to exist as of September 30, 2022. Specifically, such controls were not adequately designed to ensure the consideration of all related relevant accounting guidance when such transactions were recorded. As disclosed in the Company’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and in the Original Form 10-Q, this material weakness resulted in the restatement of the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021, and March 31, 2022.

The Company identified an additional error during the quarter ended March 31, 2023 relating to the accounting treatment of the Lind Consent. The error required the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2022, as discussed in Note 3. The Company determined that the error was partially caused by the same material weakness that existed as of June 30, 2022, and that was determined to exist as of September 30, 2022 at the time the Original Form 10-Q was filed. Therefore, the material weakness continued to exist as of September 30, 2022.

In addition to the material weakness discussed above, our management concluded that two other material weaknesses in internal control over financial reporting existed as of September 30, 2022. A cumulative listing of our material weaknesses is disclosed below:

●	Control Environment: Management did not design and maintain an effective control environment based on the criteria established by the Committee of Sponsoring Organizations Integrated Framework (2013) (“COSO Framework”). Specifically, the Company does not have sufficient personnel with the appropriate levels of knowledge, experience, and training in accounting and internal controls over financial reporting commensurate with the complexity of the Company’s business. This material weakness contributed to additional material weaknesses related to the Company’s control activities as further described below.

●	Control Activities: Management did not design and maintain effective controls, including management review controls, related to non-routine transactions. Specifically, management did not have policies and procedures for the reconsideration of existing agreements when infrequent transactions occur.

●	Monitoring Activities: Management did not design and maintain effective monitoring controls to support timely evaluation of remediation of identified internal control deficiencies.

Additionally, these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

Remediation Plan for the Material Weaknesses

To address our material weaknesses that were determined to exist as of September 30, 2022, we are currently devising a detailed plan to address each individual material weakness identified, as well as the overall monitoring process, including the following:

●	In order to remediate the material weakness relating to the Company’s control environment, we plan to develop and implement controls to ensure work performed by Company personnel and other experts is reviewed by individuals with the appropriate level of U.S. GAAP knowledge and experience. This may include separating the performance and review of certain close procedures among current accounting personnel and/or engaging third-party accounting consultants with the requisite U.S. GAAP knowledge and experience to perform work under the control and oversight of Company personnel. In addition, we plan to enhance the design of our controls over the consideration of all related relevant accounting guidance for the initial recording and subsequent measurements of non-routine transactions.

●	In order to remediate the material weakness relating to the Company’s controls activities, we are in the process of designing and implementing controls over the consideration of all related relevant accounting guidance for the initial recording and subsequent measurements of non-routine transactions.

●	In order to remediate the material weakness relating to the Company’s controls over monitoring activities, we plan to design and implement controls to manage and monitor our progress towards the remediation of internal control deficiencies and material weaknesses, including oversight by, and periodic reporting to, the Audit Committee.

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

New Risk Factors in this Form 10-Q/A

The Company recently determined additional material weaknesses in its internal control over financial reporting existed as of September 30, 2022. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of the Common Shares.

Our management has determined that additional material weaknesses in its internal control over financial reporting existed as of September 30, 2022. Specifically, these additional material weaknesses relate to management’s control over the design and maintenance of an effective control environment and its monitoring controls over the timely remediation of identified internal control weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, the Company’s management has assessed the effectiveness of its disclosure controls and procedures and concluded that they were not effective as of September 30, 2022.

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

We may face litigation and other risks as a result of the Restatement and the material weaknesses in our internal control over financial reporting.

We previously identified a material weakness in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021 and March 31, 2022. Subsequent to the filing of the Original Form 10-Q, we identified an additional error, requiring the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2022, which was partially caused by the same material weakness in internal control over financial reporting. In addition, subsequent to the filing of the Original Form 10-Q, management concluded that two additional material weaknesses in internal control over financial reporting existed as of September 30, 2022. As a result of such material weaknesses, the Restatement and other matters raised or that may in the future be raised by the SEC or the Canadian securities regulators, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Lind III Convertible Security and based upon representations and warranties of Lind in connection therewith.

Date	Conversion Amount (000)	Shares Issued	Conversion Price/Share
July 27, 2022	$600	102,579	C$7.504
August 8, 2022	$250	43,128	C$7.496
September 7, 2022	$600	95,819	C$8.236
September 26, 2022	$200	30,734	C$8.845

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

Date: June 7, 2023

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 7, 2023