Form 10-Q/A
period 2022-12-31
NIOCORP DEVELOPMENTS LTD
filed 2023-06-08
CIK 1512228

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

As of February 13, 2023, the registrant had 28,246,620 Common Shares outstanding.

EXPLANATORY NOTE

NioCorp Developments Ltd. (“NioCorp” or the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2023 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) is being filed to restate (the “Restatement”) certain information in the Company’s previously issued condensed consolidated financial statements as of and for the three and six months ended December 31, 2022 (the “Affected Periods”).

Background of Restatement

On May 19, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, in consultation with the Company’s management, concluded that the Company’s previously issued condensed consolidated financial statements with respect to the Affected Periods contained errors related to the accounting for the Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind Global Asset Management III, LLC, and its evaluation under Accounting Standards Codification Topic 450 – Contingencies (“ASC 450”) instead of under Accounting Standards Codification Topic 470 – Debt (“ASC 470”), which requires an evaluation of the contract amendment under ASC 470 debt modification guidance. As a result of this error, the Audit Committee determined that the Company’s condensed consolidated financial statements for the Affected Periods should not be relied upon and should be restated by adjusting deferred transaction costs, convertible debt, and warrant liability recognized in the Affected Periods. Any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company’s previously issued condensed consolidated financial statements and other related financial information covering the Affected Periods should no longer be relied upon.

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

Internal Control Considerations

The Company’s management has concluded that the Company had material weaknesses in its internal control over financial reporting during the Affected Periods relating to the error described above. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal control over financial reporting, and material weaknesses identified, refer to Part I, Item 4, “Controls and Procedures.”

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	December 31, 2022	June 30, 2022
		As restated (a)
ASSETS
Current
Cash		$424	$5,280
Prepaid expenses and other		112	402
Total current assets		536	5,682
Non-current
Deferred transaction costs	6	4,138	-
Deposits		35	35
Investment in equity securities		9	10
Right-of-use assets		58	94
Land and buildings, net	5	840	850
Mineral interests		16,085	16,085
Total assets		$21,701	$22,756

LIABILITIES
Current
Accounts payable and accrued liabilities	7	$4,520	$817
Related party loan	10	2,000	2,000
Convertible debt	8	541	2,169
Operating lease liability	12	66	82
Total current liabilities		7,127	5,068
Warrant liability		1,305	-
Operating lease liability	12	-	23
Total liabilities		8,432	5,091
SHAREHOLDERS’ EQUITY
Common shares, unlimited shares authorized; shares outstanding: 28,242,065 at December 31, 2022 and 27,667,060 at June 30, 2022 (b)	9	130,995	129,055
Accumulated deficit		(116,703)	(110,397)
Accumulated other comprehensive loss		(1,023)	(993)
Total shareholders’ equity		13,269	17,665
Total liabilities and equity		$21,701	$22,756

(a)	Amounts are restated. See Note 3 for more information.
(b)	Amounts of shares outstanding are restated to give retroactive effect to the Reverse Stock Split (as defined below). See Note 2d for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the three months ended December 31,		For the six months ended December 31,
	Note	2022	2021	2022	2021
		As restated (a)		As restated (a)
Operating expenses
Employee related costs		$291	$1,232	$584	$1,551
Professional fees		262	424	426	514
Exploration expenditures	11	1,317	491	2,605	1,112
Other operating expenses		331	881	668	1,107
Total operating expenses		2,201	3,028	4,283	4,284

Change in fair value of warrant liability		341	-	84	-
Loss on debt extinguishment		-	-	1,622	-
Foreign exchange (gain) loss		(64)	(61)	109	164
Interest (income) expense		(38)	1,022	220	1,627
Gain on sale of assets	5	(13)	-	(13)	-
Other loss on equity securities		2	3	1	5
Loss before income taxes		2,429	3,992	6,306	6,080
Income tax benefit		-	-	-	-
Net loss		$2,429	$3,992	$6,306	$6,080

Other comprehensive loss:
Net loss		$2,429	$3,992	$6,306	$6,080
Other comprehensive loss (gain):
Reporting currency translation		25	14	30	(110)
Total comprehensive loss		$2,454	$4,006	$6,336	$5,970

Loss per common share, basic and diluted (b)		$0.09	$0.15	$0.23	$0.23

Weighted average common shares outstanding (b)		28,056,263	26,139,224	27,924,447	25,973,432

(a)	Amounts are restated. See Note 3 for more information.
(b)	Amounts are restated to give effect to the Reverse Stock Split. See Note 2d for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the six months ended December 31,
	2022	2021
	As restated (a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,306)	$(6,080)
Adjustments to reconcile net loss to net cash used in operations:
Unrealized loss on equity securities	1	5
Accretion of convertible debt	121	1,524
Loss on debt extinguishment	1,622	-
Gain on sale of assets	(13)	-
Change in fair value of warrant liability	84	-
Noncash lease expense	(4)	(3)
Depreciation	1	1
Foreign exchange loss	151	225
Share-based compensation	-	1,568
	(4,343)	(2,760)
Change in working capital items:
Prepaid expenses and other	289	(255)
Accounts payable and accrued liabilities	(70)	57
Net cash used in operating activities	(4,124)	(2,958)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	-	(16)
Proceeds from sale of assets	21	-
Net cash provided by (used in) investing activities	21	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	11	963
Share issuance costs	(21)	-
Payments of deferred transaction costs	(537)
Related party debt repayments	-	(318)
Net cash (used in) provided by financing activities	(547)	645
Exchange rate effect on cash and cash equivalents	(206)	(122)
Change in cash and cash equivalents during period	(4,856)	(2,451)
Cash and cash equivalents, beginning of period	5,280	7,317
Cash and cash equivalents, end of period	$424	$4,866

Supplemental cash flow information:
Amounts paid for interest	$-	$40
Amounts paid for income taxes	-	-
Non-cash financing transactions:
Conversions of debt for common shares	$1,950	$4,522
Deferred transaction costs, accrued but not paid	3,800	-

(a)	Amounts are restated. See Note 3 for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	For the three months ended December 31, 2022 and 2021
	Common Shares Outstanding (b)	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2021	25,911,836	$115,896	$(101,598)	$(1,035)	$13,263
Exercise of options	73,691	299	-	-	299
Debt conversions	417,170	3,172	-	-	3,172
Share-based compensation	-	1,568	-	-	1,568
Reporting currency translation	-	-	-	(14)	(14)
Loss for the period	-	-	(3,992)	-	(3,992)
Balance, December 31, 2021	26,402,697	$120,935	$(105,590)	$(1,049)	$14,296

Balance, September 30, 2022, as restated (a)	27,939,322	$130,684	$(114,274)	$(998)	$15,412
Exercise of options	260,581	11	-	-	11
Debt conversions	42,160	300	-	-	300
Reporting currency translation	-	-	-	(25)	(25)
Loss for the period, as restated (a)	-	-	(2,429)	-	(2,429)
Balance, December 31, 2022, as restated (a)	28,242,063	$130,995	$(116,703)	$(1,023)	$13,269

(a)	Amounts are restated. See Note 3 for more information.
(b)	Amounts are restated to give retroactive effect to the Reverse Stock Split. See Note 2d for more information.

	For the six months ended December 31, 2022 and 2021
	Common Shares Outstanding (b)	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2021	25,637,993	$113,882	$(99,510)	$(1,159)	$13,213
Exercise of warrants	87,175	543	-	-	543
Exercise of options	101,961	420	-	-	420
Debt conversions	575,568	4,522	-	-	4,522
Share-based compensation	-	1,568	-	-	1,568
Reporting currency translation	-	-	-	110	110
Loss for the period	-	-	(6,080)	-	(6,080)
Balance, December 31, 2021	26,402,697	$120,935	$(105,590)	$(1,049)	$14,296

Balance, June 30, 2022	27,667,060	$129,055	$(110,397)	$(993)	$17,665
Exercise of options	260,581	11	-	-	11
Debt conversions	314,422	1,950	-	-	1,950
Share issuance costs	-	(21)	-	-	(21)
Reporting currency translation	-	-	-	(30)	(30)
Loss for the period, as restated (a)	-	-	(6,306)	-	(6,306)
Balance, December 31, 2022, as restated (a)	28,242,063	$130,995	$(116,703)	$(1,023)	$13,269
(a)	Amounts are restated. See Note 3 for more information.
(b)	Amounts are restated to give retroactive effect to the Reverse Stock Split. See Note 2d for more information.

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

Issued and Adopted

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on July 1, 2022, with no material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

	For the three and six months ended December 31,
	2022	2021
Excluded potentially dilutive securities (1):
Options	996,000	1,831,500
Warrants	1,801,625	1,347,011
Convertible debt	81,600	780,400
Total potential dilutive securities	2,879,225	3,958,911

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

3.	RESTATEMENT

On February 16, 2021, the Company entered into a Convertible Security Funding Agreement (as amended by Amendment #1 to the Convertible Security Funding Agreement dated December 2, 2021, the “CSFA”) with Lind Global Asset Management III, LLC (“Lind”), pursuant to which the Company issued a convertible security to Lind (the “Lind III Convertible Security”). Pursuant to the CSFA, Lind had certain consent and participation rights applicable in connection with the Transaction (as defined below) and the proposed financing transactions with Yorkville Advisors Global, LP, each as described in Note 13. On September 25, 2022, the Company and Lind entered into a Waiver and Consent Agreement (the “Lind Consent”), which included the following principal terms: (i) the consent of Lind to the Transaction and the proposed financing transactions with Yorkville Advisors Global, LP, including all actions taken by NioCorp as set out in the Business Combination Agreement to permit the completion of the Transaction; (ii) the consent of Lind to NioCorp’s expected cross-listing to The Nasdaq Stock Market LLC (“Nasdaq”) and the consolidation of the Common Shares in order to meet the minimum listing requirements thereof; (iii) the waiver of Lind of its participation right for up to 15% of the total offering in the proposed standby equity purchase agreement between NioCorp and Yorkville Advisors Global, LP; and (iv) the waiver of Lind of certain restrictive covenants in the CSFA.

As consideration for entering into the Lind Consent, Lind received, amongst other things: (i) the right to receive a payment of $500, which would be reduced to $200 if the Transaction has not been consummated on or before April 30, 2023 (collectively, the “Consent Payment”); (ii) an extension of its existing participation rights under the CSFA in future financings of NioCorp for a further two-year period, subject to certain exceptions as well as an extension of such participation rights beyond the additional two-year period if Yorkville Advisors Global, LP or any affiliate is a party to any such applicable transaction; and (iii) the right to receive additional Warrants (the “Contingent Consent Warrants”) if on the date that is 18 months following consummation of the Transaction, the closing trading price of the Common Shares on the Toronto Stock Exchange (the “TSX”) or such other stock exchange on which such shares may then be listed, is less than C$10.00, subject to adjustments. The number of Contingent Consent Warrants to be issued, if any, is based on the Canadian dollar equivalent (based on the then current Canadian to US dollar exchange rate as reported by Bloomberg, LP) of $5,000 divided by the five-day volume weighted average price of the Common Shares on the date of issuance. Further, the number of Contingent Consent Warrants issued will be proportionately adjusted based on the percentage of Warrants currently held by Lind that are exercised, if any, prior to the issuance of any Contingent Consent Warrants. The Lind Consent was signed as an amendment to the existing CSFA.

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

The following table summarizes the components of the initial loss on debt extinguishment:

Amount
Minimum Consent Payment at inception	$200
Loss on debt extinguishment	201
Initial fair value of Contingent Consent Warrants	1,221
Initial loss on debt extinguishment	$1,622

Changes in the fair value of the Contingent Consent Warrants are presented below:

Amount
Initial valuation, September 25, 2022	$1,221
Change in valuation	(257)
Valuation at September 30, 2022	964
Change in valuation	341
Valuation at December 31, 2022	$1,305

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

Key Valuation Input	September 25, 2022	September 30, 2022	December 31, 2022
Share price on valuation date	$7.82	$10.40	$7.40
Volatility	62.4%	63.4%	63.5%
Risk free rate	3.93%	4.04%	3.98%
Probability of issuance	59.4%	45.5%	62.5%

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

This correction to the Company’s condensed consolidated statements of operations and comprehensive loss also impacts the Company’s condensed consolidated balance sheet, condensed consolidated statements of shareholders’ equity, and certain notes to the condensed consolidated financial statements three months ended September 30, 2022 and for the three and six months ended December 31, 2022 as illustrated in the tables below. This correction does not impact the condensed consolidated statements of cash flows besides offsetting adjustments between net loss, accretion of convertible debt, and loss on debt extinguishment within the cash flows from operating activities section.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Restatement Impacts to the Condensed Consolidated Balance Sheet (unaudited)

As of December 31, 2022

	As Previously Reported	Restatement Impacts	Restated
Deferred transaction costs	$4,338	$(200)	$4,138
Total assets	21,901	(200)	21,701
Convertible debt	502	39	541
Total current liabilities	7,088	39	7,127
Warrant liability	-	1,305	1,305
Total liabilities	7,088	1,344	8,432
Accumulated deficit	(115,159)	(1,544)	(116,703)
Total shareholders’ equity	14,813	(1,544)	13,269
Total liabilities and equity	21,901	(200)	21,701

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended December 31, 2022

	As Previously Reported	Restatement Impacts	Restated
Interest expense (income)	$82	$(120)	$(38)
Change in fair value of warrant liability	-	341	341
Loss before income taxes	2,208	221	2,429
Net loss	2,208	221	2,429
Total comprehensive loss	2,233	221	2,454
Loss per share	$0.08	$0.01	$0.09
Weighted average shares outstanding	28,056,263	-	28,056,263

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Six Months Ended December 31, 2022

	As Previously Reported	Restatement Impacts	Restated
Interest expense	$382	$(162)	$220
Loss on debt extinguishment	-	1,662	1,662
Change in fair value of warrant liability	-	84	84
Loss before income taxes	4,762	1,544	6,306
Net loss	4,762	1,544	6,306
Total comprehensive loss	4,792	1,544	6,336
Loss per share	$0.17	$0.06	$0.23
Weighted average shares outstanding	27,924,447	-	27,924,447

Restatement Impacts to the Condensed Consolidated Statement of Cash Flows (unaudited)

For the Six Months Ended December 31, 2022

	As Previously Reported	Restatement Impacts	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,762)	$(1,544)	$(6,306)
Accretion of convertible debt	283	(162)	121
Loss on debt extinguishment	-	1,622	1,622
Change in financial instrument fair value	-	84	84

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Restatement Impacts to the Condensed Consolidated Statement of Shareholders' Equity (unaudited)

For the Three Months Ended December 31, 2022

	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance, September 30, 2022	$130,684	$(112,951)	$(998)	$16,735
Exercise of options	11	-		11
Debt conversions	300	-	-	300
Reporting currency translation	-	-	(25)	(25)
Loss for the period	-	(2,208)	-	(2,208)
Balance, December 31, 2022	$130,995	$(115,159)	$(1,023)	$14,813
Restatement Impacts
Balance, September 30, 2022	$-	$(1,323)	$-	$(1,323)
Loss for the period	-	(221)	-	(221)
Balance, December 31, 2022	$-	$(1,544)	$-	$(1,544)
As Adjusted
Balance, September 30, 2022	$130,684	$(114,274)	$(998)	$15,412
Exercise of options	11	-		11
Debt conversions	300	-	-	300
Reporting currency translation	-	-	(25)	(25)
Loss for the period, as restated	-	(2,429)	-	(2,429)
Balance, December 31, 2022, as restated	$130,995	$(116,703)	$(1,023)	$13,269

Restatement Impacts to the Condensed Consolidated Statement of Shareholders' Equity (unaudited)

For the Six Months Ended December 31, 2022

	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
As Previously Reported
Balance, June 30, 2022	$129,055	$(110,397)	$(993)	$17,665
Exercise of warrants	11	-	-	11
Debt conversions	1,950	-	-	1,950
Share issuance costs	(21)	-	-	(21)
Reporting currency translation	-	-	(30)	(30)
Loss for the period	-	(4,762)	-	(4,762)
Balance, December 31, 2022	$130,995	$(115,159)	$(1,023)	$14,813
Restatement Impacts
Balance, June 30, 2022	$-	$-	$-	$-
Loss for the period	-	(1,544)	-	(1,544)
Balance, December 31, 2022	$-	$(1,544)	$-	$(1,544)
As Adjusted
Balance, June 30, 2022	$129,055	$(110,397)	$(993)	$17,665
Exercise of warrants	11	-	-	11
Debt conversions	1,950	-	-	1,950
Share issuance costs	(21)	-	-	(21)
Reporting currency translation	-	-	(30)	(30)
Loss for the period, as restated	-	(6,306)	-	(6,306)
Balance, December 31, 2022, as restated	$130,995	$(116,703)	$(1,023)	$13,269

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended December 31, 2021

	As Previously Reported	Restatement Impacts	Restated
Interest expense	$488	$534	$1,022
Loss before income taxes	3,458	534	3,992
Net loss	3,458	534	3,992
Reporting currency translation	15	(1)	14
Total comprehensive loss	3,473	533	4,006
Loss per share	$0.13	$0.02	$0.15
Weighted average shares outstanding	26,139,224	-	26,139,224

Restatement Impacts to the Condensed Consolidated Statement of Shareholders' Equity (unaudited)

For the Three Months Ended December 31, 2021

	As Previously Reported	Restatement Impacts	Restated
September 30, 2021 opening balance adjustments:
Deficit	$(101,036)	$(562)	$(101,598)
Accumulated other comprehensive loss	(1,034)	(1)	(1,035)
Total Shareholders’ equity	13,826	(563)	13,263
Activity adjustments:
Loss for the period	(3,458)	(534)	(3,992)
Reporting currency translation	(15)	1	(14)
December 31, 2021 ending balance adjustments:
Deficit	(104,494)	(1,096)	(105,590)
Accumulated other comprehensive loss	(1,049)	-	(1,049)
Total equity	15,392	(1,096)	14,296

Restatement Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Six Months Ended December 31, 2021

	As Previously Reported	Restatement Impacts	Restated
Foreign exchange loss	$149	$15	$164
Interest expense	980	647	1,627
Loss before income taxes	5,418	662	6,080
Net loss	5,418	662	6,080
Reporting currency translation	(94)	(16)	(110)
Total comprehensive loss	5,324	646	5,970
Loss per share	$0.21	$0.02	$0.23
Weighted average shares outstanding	25,973,432	-	25,973,432

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

The Company incurred a loss of $6,306 for the six months ended December 31, 2022 (2021 - $6,080) and had a working capital deficit of $6,591 and an accumulated deficit of $116,703 as of December 31, 2022. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of December 31, 2022, the Company had cash of $424 which is not sufficient to fund normal operations for the next twelve months without deferring payment on certain liabilities or raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		As of
	Note	December 31, 2022	June 30, 2022
Accounts payable, trade		$3,431	$115
Accounts payable accruals		739	654
Consent accrual	14	200	-
Interest payable to related party	10	102	-
Other accruals		48	48
Total accounts payable and accrued liabilities		$4,520	$817

8.	CONVERTIBLE DEBT

Changes in the Lind III Convertible Security are as follows:

Lind III Convertible Security
(Restated)
Balance, June 30, 2022	$2,169
Accretion expense	121
Fair value increase due to debt extinguishment	201
Conversions	(1,950)
Balance, December 31, 2022	$541

Based on the Company’s closing Common Share price of C$10.00 as of December 31, 2022, conversion of the remaining Lind III Convertible Security undiscounted face value of $515 (including accrued interest) would require the issuance of approximately 81,600 Common Shares. For each C$0.10 change in the fair value of one Common Share, the total Common Shares the Company would be obligated to issue would change by approximately 800 shares.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

9.	COMMON SHARES

a)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2022	1,446,400	C$	8.30
Granted	-		-
Exercised	(260,582)		4.90
Cancelled/expired	(189,818)		5.00
Balance, December 31, 2022	996,000	C$	9.80

The following table summarizes information about Options outstanding at December 31, 2022:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
C$	8.40	September 18, 2023	105,000	C$	168	105,000	C$	168
C$	5.40	November 15, 2023	208,500		959	208,500		959
C$	7.50	December 14, 2023	182,500		456	182,500		456
C$	7.50	December 16, 2023	52,500		131	52,500		131
C$	13.60	December 17, 2024	397,500		-	397,500		-
C$	11.00	May 30, 2025	50,000		-	50,000		-
			996,000	C$	1,714	996,000	C$	1,714

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing Common Share price of C$10.00 as of December 31, 2022, that would have been received by the Option holders had all Option holders exercised their Options as of that date. As of December 31, 2022, there was $0 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Option plans.

b)	Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2022	1,851,624	C$	11.60
Granted	-		-
Exercised	-		-
Cancelled/expired	(50,000)		8.00
Balance, December 31, 2022	1,801,624	C$	11.70

At December 31, 2022, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price		Expiry Date
441,211	C$	16.30	May 10, 2023
504,613	C$	11.00	June 30, 2024
855,800	C$	9.70	February 19, 2025
1,801,624

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

13.	FAIR VALUE MEASURMENTS

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

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$424	$424	$-	$-
Investment in equity securities	9	9	-	-
Total	$433	$433	$-	$-
Liabilities:
Warrant liability	$1,305	$-	$-	$1,305

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,280	$5,280	$-	$-
Investment in equity securities	10	10	-	-
Total	$5,290	$5,290	$-	$-

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

Conversion Price. The “Conversion Price” means, as of any Conversion Date (as defined below) or other date of determination, the greater of (i) 90% of the average of the daily U.S. dollar volume-weighted average price (“VWAP”) of the Common Shares on the principal U.S. market for the Common Shares as reported by Bloomberg Financial Markets during the five consecutive trading days immediately preceding the date on which the holder exercises its conversion right in accordance with the requirements of the Yorkville Convertible Debt Financing Agreement (the “Conversion Date”) or other date of determination, unless NioCorp consents to conversion at a lower price, and (ii) the five-day VWAP of the Common Shares on the TSX (or on the principal U.S. market if the majority of the trading volume and value of the Common Shares occurred on the Nasdaq during the relevant period) for the five consecutive trading days immediately prior to the Conversion Date or other date of determination less the maximum applicable discount allowed by the TSX. Notwithstanding the foregoing, if at any time it shall be a condition to listing or continued listing of the Common Shares on the Nasdaq or such other principal U.S. market for the Common Shares that the Conversion Price be not less than a minimum price (the “Floor Price”), then NioCorp and the holders will negotiate in good faith to amend the Convertible Debentures to provide that the Conversion Price shall not be less than a Floor Price that satisfies such condition. Any Floor Price will be subject to adjustment to give effect to any stock dividend, stock split or recapitalization.

The terms of the Convertible Debentures restrict the number of Convertible Debentures that may be converted during each calendar month by an Investor at a Conversion Price below a fixed price equal to the quotient of (i) ten dollars divided by (ii) 1.11829212 (being the number of Common Shares that will be exchanged for each share of GXII at the Transaction Closing), subject to adjustment to give effect to any stock dividend, stock split or recapitalization. The Convertible Debentures will be subject to customary anti-dilution adjustments.

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

In conjunction with each Debenture Closing, NioCorp will issue to the Investors Financing Warrants to purchase a number of Common Shares as is equal to the quotient of the principal amount of Convertible Debentures issued in such Debenture Closing divided by the “Exercise Price”, which is equal to the greater of: (a) the quotient of ten dollars divided by 1.11829212; or (b) the average of the daily VWAPs of the Common Shares on the principal U.S. market for the Common Shares during regular trading hours as reported by Bloomberg Financial Markets during the five consecutive trading days ending on the trading day immediately prior to such Debenture Closing, in each case subject to any adjustment to give effect to any stock dividend, stock split or recapitalization.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The Financing Warrants will be exercisable, in whole or in part, but not in increments of less than $50 aggregate Exercise Price (unless the remaining aggregate Exercise Price is less than $50), beginning on the earlier of (a) six months following the issuance of the applicable Financing Warrants or (b) the effective date of the initial Convertible Debt Financing Registration Statement and may be exercised at any time prior to their expiration. Holders of the Financing Warrants may exercise their Financing Warrants, at their election, by paying the Exercise Price in cash or on a cashless exercise basis. On each of the first 12 monthly anniversaries of the later of (a) the date that is six months following the issuance of the applicable Financing Warrants and (b) the effective date of the initial Convertible Debt Financing Registration Statement, 1/12th of the Financing Warrants will expire.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Yorkville Equity Facility Financing

On January 26, 2023, NioCorp entered into a Standby Equity Purchase Agreement, (the “Yorkville Equity Facility Financing Agreement”), by and between NioCorp and Yorkville. Pursuant to the Yorkville Equity Facility Financing Agreement, NioCorp will have the right, but not the obligation, to sell Common Shares to Yorkville with a maximum aggregate value of up to $65.0 million (the “Commitment Amount”) for a period commencing at the Transaction Closing and ending on the earliest of (i) the first day of the month next following the 36-month anniversary of the Transaction Closing, (ii) the date on which Yorkville shall have made payment of the full Commitment Amount and (iii) the date that the Yorkville Equity Facility Financing Agreement otherwise terminates in accordance with its terms (the "Commitment Period"), and will issue to Yorkville $0.65 million aggregate principal amount of Common Shares for no additional consideration. Additionally, NioCorp will pay to Yorkville an aggregate fee of $1.5 million in cash (the “Cash Fee”), including $0.5 million on the date of the Transaction Closing and the remainder in installments over a 12-month period following the date of the Transaction Closing, provided that, NioCorp will have the right to prepay without penalty all or part of the Cash Fee at any time. Each right to sell Common Shares under the Yorkville Equity Facility Financing Agreement is referred to as an “Advance.”

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

The Yorkville Equity Facility Financing Agreement limits the number of Common Shares that may be issued to Yorkville in each Advance to the greater of (a) 500,000 Common Shares and (b) the number of Common Shares equal to 100% of the average daily volume traded of the Common Shares on the Nasdaq during the five trading days prior to an Advance, provided that, if any Convertible Debentures are outstanding when an Advance Notice is delivered, then the maximum number of Common Shares that may be issued will be computed in accordance with (b) only (the “Maximum Advance Amount”). Notwithstanding this, NioCorp and Yorkville may agree to an issuance of a number of Common Shares in excess of the Maximum Advance Amount in any given Advance. Further, for as long as the Convertible Debentures issued to Yorkville are outstanding, the Yorkville Equity Facility Financing Agreement provides for certain limitations on the amount of Advances that NioCorp may request, including that NioCorp shall not effect more than two Advances in any month. The Yorkville Equity Facility Financing Agreement also restricts the sale of Common Shares to Yorkville if such a sale would cause Yorkville to exceed certain beneficial ownership thresholds in NioCorp or such issuance would cause the aggregate number of Common Shares issued pursuant to the Yorkville Equity Facility Financing to exceed the thresholds for issuance of Common Shares under the rules of the TSX and Nasdaq, unless prior shareholder approval is obtained.

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

The Yorkville Equity Facility Financing Agreement contains customary representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the Yorkville Equity Facility Financing Agreement were made only for purposes of the Yorkville Equity Facility Financing Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

The Yorkville Equity Facility Financing Agreement will terminate automatically following the expiration of the Commitment Period. In addition, the Yorkville Equity Facility Financing Agreement will terminate automatically if the Business Combination Agreement is terminated. Also, NioCorp will have the right to terminate the Yorkville Convertible Debt Financing Agreement effective upon five trading days' prior written notice to Yorkville, as long as there are no outstanding unsettled Advances and provided that it will be required to pay all amounts owed to Yorkville thereunder, including, without limitation, any unpaid portion of the Cash Fee. The parties may also terminate the Yorkville Equity Facility Financing Agreement by mutual written consent.

The Convertible Debentures, the Financing Warrants, the Common Shares issuable upon conversion of the Convertible Debentures and upon exercise of the Financing Warrants, the Common Shares issuable pursuant to an Advance and the $0.65 million worth of Common Shares issuable to Yorkville for no additional consideration will not be qualified for distribution by prospectus in any jurisdiction of Canada, and may not be offered for sale, sold, assigned or transferred in any jurisdiction of Canada except pursuant to a prospectus or exemption from the prospectus requirement under applicable securities laws in Canada. Yorkville will not be permitted to offer or sell any such securities directly or indirectly to any person whom, to Yorkville's knowledge, is resident or located in a jurisdiction of Canada or acquiring such Common Shares for the benefit of another person resident or located in a jurisdiction of Canada, or on any marketplace in Canada.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements as of and for the three and six months ended December 31, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

All currency amounts are stated in thousands of U.S. dollars unless noted otherwise.

As used in this report, unless the context otherwise indicates, references to “we,” “our,” the “Company,” “NioCorp,” and “us” refer to NioCorp Developments Ltd. and its subsidiaries, collectively.

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited interim condensed consolidated financial statements as of and for the three and six months ended December 31, 2022, as more fully described in Note 3 to the Condensed Consolidated Financial Statements entitled “Restatement.” For further detail regarding the Restatement, see “Explanatory Note” and Item 4, “Controls and Procedures.”

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

Risks Related to Our Business:

●	risks related to our ability to operate as a going concern;
●	risks related to our requirement of significant additional capital;
●	risks related to our limited operating history;
●	risks related to our history of losses;
●	risks related to the restatement of our consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021 and March 31, 2022 and the impact of such restatement on our future financial statements and other financial measures;
●	risks related to the material weakness in our internal control over financial reporting, our efforts to remediate such material weakness and the timing of remediation;
●	risks related to cost increases for our exploration and, if warranted, development projects;
●	risks related to a disruption in, or failure of, our information technology systems, including those related to cybersecurity;
●	risks related to equipment and supply shortages;
●	risks related to current and future offtake agreements, joint ventures, and partnerships;
●	risks related to our ability to attract qualified management;
●	risks related to the effects of the COVID-19 pandemic or other global health crises on our business plans, financial condition and liquidity; and
●	risks related to the ability to enforce judgment against certain of our directors.

Risks Related to Mining and Exploration:

●	risks related to estimates of mineral resources and reserves;
●	risks related to mineral exploration and production activities;
●	risks related to our lack of mineral production from our properties;
●	risks related to the results of our metallurgical testing;
●	risks related to the price volatility of commodities;
●	risks related to the establishment of a reserve and resource for Rare Earth Elements (“REEs” or “Rare Earths”) and the development of a viable recovery process for REEs;
●	risks related to the estimation of mineral resources and mineral reserves;
●	risks related to changes in mineral resource and reserve estimates;
●	risks related to competition in the mining industry;
●	risks related to the management of the water balance at the Elk Creek Niobium/Scandium/Titanium development stage property (the “Elk Creek Project”) located in southeastern Nebraska;
●	risks related to claims on the title to our properties;
●	risks related to potential future litigation; and
●	risks related to our lack of insurance covering all our operations.

Risks Related to Government Regulations:

●	risks related to our ability to obtain or renew permits and licenses for production;
●	risks related to government and environmental regulations that may increase our costs of doing business or restrict our operations;
●	risks related to changes in federal and/or state laws that may significantly affect the mining industry;

●	risks related to the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; and
●	risks related to land reclamation requirements.

Risks Related to Our Debt:

●	risks related to covenants contained in agreements with our secured creditors that may affect our assets; and
●	risks related to the extent to which our level of indebtedness may impair our ability to obtain additional financing.

Risks Related to Our Common Shares:

●	risks related to qualifying as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended (the “Code”); and
●	risks related to our Common Shares, including price volatility, lack of dividend payments, dilution, and penny stock rules.

Risks Related to the Proposed Transaction

●	risks related to the amount of any redemptions by GXII public stockholders being greater than expected, which may reduce the cash in trust available to NioCorp upon the consummation of the Transaction;
●	risks related to the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreement (as defined below) and/or payment of the termination fees;
●	risks related to the outcome of any legal proceedings that may be instituted against NioCorp or GXII following announcement of the Business Combination Agreement and the Transaction;
●	risks related to the inability to complete the Transaction due to, among other things, the failure to obtain NioCorp shareholder approval or GXII stockholder approval or the failure to consummate the Yorkville Financings;
●	risks related to the inability to complete the Yorkville Financings due to, among other things, the failure to obtain shareholder approval or regulatory approval;
●	the risk that the announcement and consummation of the Transaction disrupts NioCorp’s current plans;
●	risks relating to the ability to recognize the anticipated benefits of the Transaction;
●	risks relating to unexpected costs related to the Transaction; and
●	the risks that the consummation of the Transaction is substantially delayed or does not occur, including prior to the date on which GXII is required to liquidate under the terms of its charter documents.

New Risks in this Form 10-Q/A:

●	risks related to the restatement of our consolidated financial statements as of and for the three months ended September 30, 2022 and the three and six months ended December 31, 2022 and the impact of such restatement on our future financial statements and other financial measures; and

●	risks related to the additional material weaknesses in our internal control over financial reporting as of December 31, 2022 identified by management subsequent to the filing of the Original Form 10-Q, our efforts to remediate such material weaknesses and the timing of remediation.

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

Yorkville Financings

As further discussed in Note 15 to the unaudited interim condensed consolidated financial statements as of and for the three and six months ended December 31, 2022, included elsewhere in the Quarterly Report on Form 10-Q, on January 26, 2023, NioCorp entered into definitive agreements with respect to two previously announced financings with Yorkville. The financings contemplated by the definitive agreements include (i) up to $16.0 million aggregate principal amount of unsecured convertible debentures of NioCorp (the “Convertible Debentures”) convertible into Common Shares and Common Share purchase warrants (the “Financing Warrants”) entitling the holders thereof to purchase additional Common Shares (the “Yorkville Convertible Debt Financing”); and (ii) a standby equity purchase facility pursuant to which NioCorp will have the right, but not the obligation, subject to the conditions set out therein, to sell Common Shares to Yorkville with a maximum aggregate value of up to $65.0 million over a period of up to 36 months (the “Yorkville Equity Facility Financing” and, together with the Yorkville Convertible Debt Financing, the “Yorkville Financings”).

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Operating expenses	(As restated)[1]		(As restated)[1]
Employee-related costs	$291	$1,232	$584	$1,551
Professional fees	262	424	426	514
Exploration expenditures	1,317	491	2,605	1,112
Other operating expenses	331	881	668	1,107
Total operating expenses	2,201	3,028	4,283	4,284

Change in fair value of warrant liability	341	-	84	-
Loss on debt extinguishment	-	-	1,622	-
Foreign exchange (gain) loss	(64)	(61)	109	164
Interest (income) expense	(38)	1,022	220	1,627
Gain on sale of assets	(13)	-	(13)	-
Other loss on equity securities	2	3	1	5
Income tax benefit	-	-	-	-
Net loss	$2,429	$3,992	$6,306	$6,080
[1]	See Note 3, “Restatement,” to the Condensed Consolidated Financial Statements for a discussion regarding the impacts of the Restatement.

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

Interest (income) expense decreased in 2022 as compared to 2021 due to the impacts of conversions on the outstanding balance of the Lind III Convertible Security.

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

Operating Activities

During the six months ended December 31, 2022, the Company’s operating activities consumed $4.1 million of cash (2021: $3.0 million). The cash used in operating activities for the six months ended December 31, 2022, reflects the Company’s funding of losses of $6.3 million, partially offset by the loss on debt extinguishment, accretion of convertible debt, and other non-cash transactions. Overall, operational outflows during the six months ended December 31, 2022, increased from the corresponding period of 2021 due to an increase in exploration-related spending at the Elk Creek Project. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

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

Certain U.S. Federal Income Tax Considerations

NioCorp believes that it qualified as a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the Code, in recent years, including its taxable years ended June 30, 2022 and June 30, 2021. However, based on the current composition of its income and assets, as well as current business plans and financial expectations, NioCorp does not currently expect to be treated as a PFIC for its taxable year or foreseeable future taxable years. However, this conclusion is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to change. In addition, it is possible notwithstanding NioCorp’s conclusion that the IRS could assert, and that a court could sustain, a determination that NioCorp is a PFIC. Accordingly, there can be no assurance that NioCorp (or any of its subsidiaries) will not be treated as a PFIC for any taxable year. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2022, under the heading “Risks Related to the Common Shares.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, Options, Warrants, and convertible debt option as of February 13, 2023, is set out below, on a fully-diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	28,246,620
Options[1]	983,500
Warrants[1]	1,801,625
Convertible Debt[2]	63,770
[1]	Each exercisable into one Common Share.

[2]	Represents Common Shares issuable on conversion of aggregate outstanding principal amounts of $0.515 million of convertible debt as of February 13, 2023, assuming a market price per Common Share of $9.20 on that date.

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

Subsequent to that evaluation, the Company identified an additional error, requiring the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2022 and the three and six months ended December 31, 2022, which was partially caused by the same material weakness in internal control over financial reporting that management had concluded existed as of December 31, 2022 at the time the Original Form 10-Q was filed. In addition, subsequent to the evaluation of the effectiveness of the design and operations of our disclosure controls and procedures conducted at the end of the period covered by this Quarterly Report, management concluded that two other material weaknesses in internal control over financial reporting existed as of December 31, 2022, as described below. As a result, the CEO and CFO have reaffirmed their conclusion that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financing Reporting Existing as of December 31, 2022

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management concluded that the previously disclosed material weakness relating to the Company’s controls over the accounting for non-routine transactions continued to exist as of December 31, 2022. Specifically, such controls were not adequately designed to ensure the consideration of all related relevant accounting guidance when such transactions were recorded. As disclosed in the Company’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 and its Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, and in the Original Form 10-Q, this material weakness resulted in the restatement of the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021 and March 31, 2022.

The Company identified an additional error during the quarter ended March 31, 2023 relating to the accounting treatment of the Lind Consent. The error required the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2022 and the three and six months ended December 31, 2022, as discussed in Note 3. The Company determined that the error was partially caused by the same material weakness that existed as of June 30, 2022 and that was determined to exist as of both September 30, 2022 and December 31, 2022 at the time the Original Form 10-Q was filed. Therefore, the material weakness discussed above continued to exist as of December 31, 2022.

In addition to the material weakness discussed above, our management concluded that two other material weaknesses in internal control over financial reporting existed as of December 31, 2022. A cumulative listing of our material weaknesses is disclosed below:

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

Remediation Plan for the Material Weaknesses

To address our material weaknesses that were determined to exist as of December 31, 2022, we are currently devising a detailed plan to address each individual material weakness identified, as well as the overall monitoring process, including the following:

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

Completion of the Yorkville Financings are subject to the satisfaction of a number of conditions precedent, certain of which are outside of NioCorp’s control, including, but not limited to, the approval by our shareholders of the issuance of the Common Shares in connection with the Yorkville Equity Facility Financing, approval by our shareholders of the issuance of Common Shares in connection with the Yorkville Convertible Debt Financing, and other customary conditions. A substantial delay in obtaining satisfactory approvals and/or the imposition of unfavorable terms or conditions in the approvals to be obtained could result in the termination of the Yorkville Equity Facility Financing Agreement or the Yorkville Convertible Debt Financing Agreement. There can be no certainty, nor can NioCorp provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. If the Yorkville Equity Facility Financing or the Yorkville Convertible Debt Financing are not completed: (i) certain costs related to the Yorkville Equity Facility Financing Agreement and the Yorkville Convertible Debt Facility Agreement, such as legal, accounting and financial advisory fees, must be paid by NioCorp even if the Yorkville Financings are not completed; (ii) NioCorp may not be successful in finding another financing opportunity that is of equal or greater benefit to NioCorp; and (iii) the time and attention of NioCorp’s management will have been diverted away from the conduct of NioCorp’s business.

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

New Risk Factors in this Form 10-Q/A

The Company recently determined additional material weaknesses in its internal control over financial reporting existed as of December 31, 2022. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of the Common Shares.

Our management has determined that additional material weaknesses in its internal control over financial reporting existed as of December 31, 2022. Specifically, these additional material weaknesses relate to management’s control over the design and maintenance of an effective control environment and its monitoring controls over the timely remediation of identified internal control weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, the Company’s management has assessed the effectiveness of its disclosure controls and procedures and concluded that they were not effective as of December 31, 2022.

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

We previously identified a material weakness in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021 and March 31, 2022. Subsequent to the filing of the Original Form 10-Q, we identified an additional error, requiring the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2022 and the three and six months ended December 31, 2022, which was partially caused by the same material weakness in internal control over financial reporting. In addition, subsequent to the filing of the Original Form 10-Q, management concluded that two additional material weaknesses in internal control over financial reporting existed as of December 31, 2022. As a result of such material weaknesses, the Restatement and other matters raised or that may in the future be raised by the SEC or the Canadian securities regulators, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following Common Shares were issued pursuant to Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Lind III Convertible Security and based upon representations and warranties of Lind in connection therewith.

Date	Conversion Amount (000)	Shares Issued	Conversion Price/Share
November 22, 2022	$300	42,160	C$9.569

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