Form 10-K
period 2023-06-30
NIOCORP DEVELOPMENTS LTD
filed 2023-10-06
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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

Securities registered pursuant to section 12(g) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At December 31, 2022, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $190.7 million based on the closing sale price as reported on the Toronto Stock Exchange and the daily exchange rate as reported by the Bank of Canada for conversion of Canadian dollars into United States dollars. There were 32,913,419 common shares outstanding on October 6, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

TABLE OF CONTENTS

Select Mining Definitions

carbonatite	A type of intrusive or extrusive igneous rock defined by mineralogic composition consisting of greater than 50% carbonate minerals.
cut-off grade	The grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing “prospects of economic extraction,” the cut-off grade is the grade that distinguishes material deemed to have no economic value (it will not be mined in underground mining or if mined in surface mining, its destination will be the waste dump) from material deemed to have economic value (its ultimate destination during mining will be a processing facility). Other terms used in similar fashion as cut-off grade include net smelter return, pay limit, and break-even stripping ratio.
deposit	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical, and economic factors are resolved.
development stage issuer	An issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property
development stage property	A property that has mineral reserves disclosed, pursuant to Regulation S-K 1300, but no material extraction
diamond drilling	A type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis
dysprosium or Dy	The chemical element with an atomic number 66. It is a rare-earth element in the lanthanide series.
dysprosium oxide	The chemical compound composed of dysprosium and oxygen with the formula Dy2O3
economically viable	When used in the context of mineral reserve determination, means that the qualified person has determined, using a discounted cash flow analysis, or has otherwise analytically determined, that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions
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

(2) The confidence level in the results of a feasibility study is higher than the confidence level in the results of a pre-feasibility study. Terms such as full, final,

i

comprehensive, bankable, or definitive feasibility study are equivalent to feasibility study.
ferroniobium or FeNb	An iron-niobium alloy, with a niobium content of 60-70%
indicated mineral resource	That part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.
inferred mineral resource	That part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.
LoM	Life of Mine, the period from the beginning of construction to the end of mine life
measured mineral resource	That part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
mineral reserve	An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.
mineral resource	A concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
modifying factors	The factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. A qualified person must apply and evaluate modifying factors to convert

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
niobium or Nb	The element niobium (atomic number 41), a transition metal primarily used in the production of high-strength, low-alloy steel
Nb2O5	Niobium pentoxide, a commercial form of refined niobium
neodymium oxide	The chemical compound composed of neodymium and oxygen with the formula Nd2O3
NSR	Net Smelter Return, the net revenue that the owner of a mining property receives from the sale of the mine’s products less transportation and refining costs
praseodymium oxide	The chemical compound composed of praseodymium and oxygen with the formula Pr2O3
probable mineral reserve	The economically mineable part of an indicated and, in some cases, a measured mineral resource
production stage property	A property with material extraction of mineral reserves
proven mineral reserve	The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource
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

(i)  Be either:

(A)  An organization recognized within the mining industry as a reputable professional association; or

(B)  A board authorized by Unites States federal, state, or foreign statute to regulate professionals in the mining, geoscience, or related field;

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
relevant experience

For purposes of determining whether a party is a qualified person, that the party has experience in the specific type of activity that the person is undertaking on behalf of the registrant. If the qualified person is preparing or supervising the preparation of a technical report concerning exploration results, the relevant experience must be in exploration. If the qualified person is estimating, or supervising the estimation of mineral resources, the relevant experience must be in the estimation, assessment and evaluation of mineral resources and associated technical and economic factors likely to influence the prospect of economic extraction. If the qualified person is estimating, or supervising the estimation of mineral reserves, the relevant experience must be in engineering and other disciplines required for the estimation, assessment, evaluation, and economic extraction of mineral reserves.

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

(3)   For a qualified person applying the modifying factors, as defined by this section, to convert mineral resources to mineral reserves, relevant experience also requires:

(i)    Sufficient knowledge and experience in the application of these factors to the mineral deposit under consideration; and

(ii)    Experience with the geology, geostatistics, mining, extraction, and processing that is applicable to the type of mineral and mining under consideration.

S-K 1300	Subpart 1300 of Regulation S-K promulgated by the SEC
S-K 1300 Elk Creek Technical Report Summary	A technical report summary for the Elk Creek Project that conforms to S-K 1300 reporting standards, with an effective date of June 30, 2022, originally filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and incorporated by reference into this Annual Report on Form 10-K
scandium or Sc	The element scandium (atomic number 21), a transition metal used as an alloying agent with aluminum that provides high strength and lower weight for aerospace industry components and other applications that need lightweight metals. It also is used in the electrolyte layer of solid oxide fuel cells.
Sc2O3	Scandium trioxide, the primary form of refined scandium
terbium oxide	The chemical compound composed of terbium and oxygen with the formula Tb2O3
titanium or Ti	The element titanium (atomic number 22), a transition metal which in its oxide form is a common pigment in paper, paint, and plastic. In its metallic form, titanium is used in aerospace applications, armor, chemical processing applications, marine hardware applications, medical implants, power generation, and in sporting goods.
TiO2	Titanium dioxide, a commercial form of refined titanium

Metric Equivalents

For ease of reference, the following factors for converting Imperial measurements into metric equivalents are provided:

To convert from Imperial	To metric	Multiply by
Acres	Hectares	0.4047
Feet (“ft”)	Meters (“m”)	0.3048
Miles	Kilometers (“km”)	1.6093
Tons	Tonnes (“t”)	0.9072

1 mile = 1.6093 kilometers
1 acre = 0.4047 hectares
2,204.62 pounds = 1 metric tonne = 1 tonne
2000 pounds (1 short ton) = 0.9072 tonnes

v

Mineral Reserves and Resources

Information concerning our mining property in this Annual Report on Form 10-K has been prepared in accordance with the requirements of S-K 1300, which first became applicable to us for the fiscal year ended June 30, 2022. All mineral resource and mineral reserve estimates included in this Annual Report on Form 10-K have been prepared in accordance with S-K 1300. Previously, we prepared our estimates of mineral resources and mineral reserves following only National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining and Metallurgy (“CIM”) “Definition Standards – For Mineral Resources and Mineral Reserves, May 10, 2014.” The CIM-compliant NI 43-101 technical report (the “NI 43-101 Elk Creek Technical Report”) for the Company’s niobium, scandium, and titanium project (the “Elk Creek Project”) and S-K 1300 Elk Creek Technical Report Summary, filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and incorporated by reference into this Annual Report on Form 10-K, are based on a feasibility study prepared by qualified persons (the “2022 Elk Creek Feasibility Study”) and are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences. In addition, S-K 1300 requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year. You are cautioned that mineral resources are subject to further exploration and development and are subject to additional risks and no assurance can be given that they will eventually convert to future reserves. Inferred resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the inferred resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

Currency and Exchange Rates

All dollar amounts in this Annual Report on Form 10-K are expressed in United States (“U.S.”) dollars unless otherwise indicated. The Company’s accounts are maintained in U.S. dollars and the Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Some of the Company’s significant agreements, as well as certain vendors, use Canadian dollars. As used herein, “C$” represents Canadian dollars.

The following table sets forth the rate of exchange for the Canadian dollar, expressed in U.S. dollars in effect at the end of the periods indicated, the average of exchange rates in effect during such periods, and the high and low exchange rates during such periods based on the daily rate of exchange as reported by the Bank of Canada for conversion of Canadian dollars into U.S. dollars.

	Fiscal Year Ended June 30,
	2023	2022	2021
Canadian Dollars to U.S. Dollars
Rate at end of period	0.7553	0.7760	0.8068
Average rate for period	0.7467	0.7900	0.7807
High for period	0.7841	0.8111	0.8306
Low for period	0.7217	0.7669	0.7344

PART I

ITEM 1.	BUSINESS

Introduction

NioCorp Developments Ltd. (“NioCorp,” “we,” “us,” “our,” or “the Company”) was incorporated under the laws of the Province of British Columbia under the Business Corporations Act (British Columbia) on February 27, 1987, under the name “IPC International Prospector Corp.” On May 22, 1991, we changed our name to “Kingston Resources Ltd.” On June 29, 2001, we changed our name to “Butler Developments Corp.” On February 12, 2009, we changed our name to “Butler Resource Corp.” On March 4, 2010, we changed our name to “Quantum Rare Earth Developments Corp.” On March 4, 2013, we changed our name to “NioCorp Developments Ltd.”

NioCorp is a reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and New Brunswick. Our registered and records office is located at 595 Burrard Street, Suite 2600, Vancouver, British Columbia V7X 1L3 (ATTN: Blake, Cassels & Graydon LLP). Our principal executive office is located at 7000 South Yosemite Street, Suite 115, Centennial, Colorado 80112.

Historical Development of the Business

During 2009 and 2010, the Company commenced mineral exploration activities in the Elk Creek, Nebraska area, including negotiations with local landowners for land access agreements. The acquisition of the carbonatite property located in Southeast Nebraska, USA (the “Elk Creek Property”) was closed in December 2010 and involved the purchase of all of the issued and outstanding common shares of 0859404 BC Ltd., a private British Columbia company, which in turn held 100% of the issued and outstanding shares of Elk Creek Resources Corp., a Nebraska corporation (“Old ECRC”), and was signatory to the option agreements covering the Elk Creek Property area. A new Canadian company, 0886338 BC Ltd. was formed to merge with 0859404 BC Ltd., and this merged entity was subsequently amalgamated into 0896800 B.C. Ltd., a private British Columbia company and a wholly owned subsidiary of the Company (“0896800”).

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

During fiscal year 2019, we received a new mine design based on detailed underground engineering conducted by The Nordmin Group of Companies (“Nordmin”) along with an updated mineral resource and mineral reserve. On April 16, 2019, we announced the results of the updated underground mine design and supporting infrastructure, the results of an update to the Elk Creek Project, and the filing of an NI 43-101 technical report for the Elk Creek Project based on the new mine design. During fiscal year 2020, the Company focused efforts on advancing detailed engineering of the surface and underground facilities and negotiating the follow-on contracts associated with the planned construction of the surface and underground features of the project, as well as obtaining a State of Nebraska permit which describes all the prospective air emissions from a facility (the “Air Permit”). The Air Permit required the completion of an air quality model that demonstrates compliance with the U.S. National Ambient Air Quality Standards limits on atmospheric concentration of six pollutants that cause smog, acid rain, and other health hazards, as established by the EPA (“NAAQS”). The final Air Permit was issued by the State of Nebraska on June 2, 2020, for the Elk Creek Project.

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

During fiscal year 2022, we focused efforts towards refining our Elk Creek Project mineral resource and mineral reserve estimates with respect to REEs. This work included additional assays of historical drill core to fill data gaps in the existing resource database and re-modeling. Based on this re-interpretation of the geologic data, an update to the mine plan was also completed. Based on this work, we issued the 2022 NI 43-101 Elk Creek Technical Report on June 28, 2022, and filed the S-K 1300 Elk Creek Technical Report Summary as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2022.

During fiscal year 2022, we also advanced our efforts to optimize our process design to contemplate the recovery and production of REEs, including completion of bench and pilot scale testing on elements of the current metallurgical flowsheet. This work illustrated that NioCorp could recover and produce high purity, fully separated magnetic rare earth products, such as neodymium-praseodymium oxide, dysprosium oxide, and terbium oxide in addition to the niobium, scandium, and titanium products already planned for production by the Company, once Project financing is secured and additional work has been completed on the technical and economic feasibility of adding REEs to the Elk Creek Project’s existing planned product suite. Following the success of this testing, the Company advanced the construction of a demonstration-scale processing plant located in Trois-Rivieres, Quebec built by the Company and L3 Process Development (“L3”) and operated by L3 (the “Demonstration Plant”).

During fiscal year 2023, we completed construction and operated the Demonstration Plant. The Demonstration Plant results showed higher recoveries for our primary niobium product, much higher recoveries and a higher value titanium product in the form of titanium tetrachloride, and a high recovery rate for the three planned rare earth oxides of consequence: neodymium/praseodymium oxide, dysprosium oxide and terbium oxide. In addition, we completed initial site preparation work at the Elk Creek Project, which consisted of tree and brush clearing. A geotechnical investigation at the project site was also completed, which involved excavated test pits, geotechnical borings and the installation of shallow groundwater piezometers. The geotechnical program generated valuable data for the firms that are working on the detailed design of the facilities and infrastructure associated with the Elk Creek Project.

Information regarding the Elk Creek Project is discussed below under Item 2., “Properties.”

Corporate Structure

The Company’s business operations are conducted primarily through ECRC (as defined below). The table below provides an overview of the Company’s current subsidiaries and their activities.

Name	State/Province of Formation	Ownership	Business
0896800 B.C. Ltd.	British Columbia	100% by the Company	The only business of 0896800 is to hold the shares of Class A common stock of ECRC
Elk Creek Resources Corp.	Delaware	100% of the Class A common stock through 0896800	The business of ECRC is the development of the Elk Creek Project

Recent Corporate Events

The Transactions

On March 17, 2023 (the “Closing Date”), the Company closed a series of transactions (the “GXII Transaction”) pursuant to the Business Combination Agreement, dated as of September 25, 2022 (the “Business Combination Agreement”), by and among the Company, GX Acquisition Corp. II, a Delaware corporation (“GXII”), and Big Red Merger Sub Ltd., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Business Combination Agreement, the GXII Transaction was accounted for as an equity raise transaction in accordance with U.S. GAAP. At the Closing of the GXII Transaction (the “Closing”), the following transactions occurred:

●	As a result of a series of transactions, including, without limitation, the mergers of Merger Sub and Old ECRC with and into GXII, with GXII surviving such mergers, GXII became an indirect, majority-owned subsidiary of NioCorp and changed its name to “Elk Creek Resources Corp”, which we refer to as “ECRC”.

●	As the parent company of the merged entity, NioCorp issued 1,753,821 post-Reverse Stock Split common shares of the Corporation (the “Common Shares”) in exchange for all of the Class A shares of GXII issued and outstanding immediately prior to the Closing, including 83,770 Common Shares issued to BTIG, LLC in exchange for Class A shares of GXII that it received as partial payment for advisory services.

●	All of the Class B shares of GXII issued and outstanding immediately prior to the Closing (after giving effect to the surrender of certain Class B shares of GXII in accordance with the Sponsor Support Agreement, dated September 25, 2022 (the “Sponsor Support Agreement”), among GX Sponsor II LLC (the “Sponsor”), GXII, the Company, and the other persons party thereto, were converted into 7,957,404 shares of Class B common stock of GXII (now known as ECRC) as the surviving entity of the mergers that occurred on the Closing Date as part of the GXII Transaction. Pursuant to the Business Combination Agreement, the Sponsor Support Agreement and the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, after the Closing, the shares of Class B common stock of ECRC are exchangeable into Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. Of the issued and outstanding shares of Class B common stock of ECRC, 4,565,808 shares (the “Vested Shares”) were vested as of the Closing Date and are exchangeable at any time, and from time to time, until the tenth anniversary of the Closing Date (the “Ten-Year Anniversary”) and 3,391,596 shares (the “Earnout Shares”) are exchangeable until the Ten-Year Anniversary, subject to certain vesting conditions. See Note 10 to the consolidated financial statements included in Part II, Item 8 hereof for additional information regarding the Class B common stock of ECRC.

●	NioCorp assumed GXII’s obligations under the agreement governing the GXII share purchase warrants (the “GXII Warrants”) and issued an aggregate of 15,666,626 warrants (the “NioCorp Assumed Warrants”) to purchase up to an aggregate of 17,519,864 Common Shares. The NioCorp Assumed Warrants issued at the Closing consisted of (a) 9,999,959 public NioCorp Assumed Warrants (the “Public Warrants”) that were issued in respect of the GXII Warrants that were publicly traded prior to the Closing and (b) 5,666,667 NioCorp Assumed Warrants (the “Private Warrants”) that were issued to the Sponsor in respect of the GXII Warrants that it held prior to the Closing, which NioCorp Assumed Warrants were subsequently distributed by the Sponsor to its members in connection with the Closing. See Note 11b to the consolidated financial statements included in Part II, Item 8 hereof for additional information regarding the NioCorp Assumed Warrants.

On the Closing Date, the Company also effected a reverse stock split (the “Reverse Stock Split”) based on one (1) post-Reverse Stock Split Common Share for every ten (10) pre-Reverse Stock Split Common Shares issued and outstanding effectuated by the Company on the Closing Date. Any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole Common Share.

As part of the GXII Transaction, on January 26, 2023, the Company entered into definitive agreements with respect to two separate financing packages with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), including:

●	A Securities Purchase Agreement, dated January 26, 2023 (as amended, the “Yorkville Convertible Debt Financing Agreement”), between the Company and Yorkville, under which the Company issued to Yorkville unsecured convertible debentures in the original aggregate principal amount of $16.0 million (the “Convertible Debentures”) and Common Share purchase warrants, exercisable for up to 1,789,267 Common Shares for cash or, if at any time there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying Common Shares, on a cashless basis, at the option of the holder, at a price per Common Share of approximately $8.9422, subject to adjustment to give effect to any stock dividend, stock split, reverse stock split or similar transaction (the “Financing Warrants”), on the

Closing Date, for gross proceeds of $15.36 million (the “Yorkville Convertible Debt Facility Financing”); and.

●	A Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and Yorkville, under which Yorkville agreed to purchase up to $65.0 million of Common Shares over the next three years, at NioCorp’s direction and subject to certain restrictions (the “Yorkville Equity Facility Financing”).

These financing packages are further discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities.”

The transactions contemplated by the Business Combination Agreement, including the GXII Transaction, the Yorkville Convertible Debt Facility Financing, the Yorkville Equity Facility Financing, and the Reverse Stock Split are referred to, collectively, as the “Transactions.”

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

After consideration of GXII expenses incurred in connection with the Transactions, the Company acquired net cash of approximately $2.2 million and assumed net liabilities of approximately $0.4 million. We also assumed Private Warrant liabilities and the Earnout Shares liability, which were initially recorded at their non-cash fair market value of approximately $3.0 million and approximately $13.2 million, respectively. The Company incurred expenses related to the Transactions of approximately $6.8 million, all of which were recorded as other operating expenses.

In addition, in connection with the Transactions, the Common Shares and the NioCorp Assumed Warrants were listed for trading on The Nasdaq Stock Market LLC (“Nasdaq”). The Common Shares and the NioCorp Assumed Warrants began trading on the Nasdaq Global Market and the Nasdaq Capital Market, respectively, on March 21, 2023, under the symbols “NB” and “NIOBW,” respectively. The Common Shares continued to trade on the Toronto Stock Exchange (the “TSX”) under the symbol “NB,” and began trading on the Nasdaq on a post-Reverse Stock Split basis on March 21, 2023. The Common Shares ceased being quoted on the U.S. over the counter markets in connection with the commencement of trading on the Nasdaq Global Market.

Business Operations

NioCorp is a mineral exploration company engaged in the acquisition, exploration, and development of mineral properties. NioCorp, through ECRC, is developing a superalloy materials project that, if and when developed, will produce niobium, scandium, titanium, and potentially, rare earth products. Known as the “Elk Creek Project,” it is located near Elk Creek, Nebraska, in the southeast portion of the state.

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

During fiscal year 2023, the Company completed work at its Demonstration Plant that confirmed metallurgical recoveries for magnetic rare earth products. Additional work is needed to modify the design of the proposed surface plant to make these products and to determine the capital cost of these modifications.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete detailed design, development, and construction of the Elk Creek Project.

Competitive Business Conditions

There is significant competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment, and hire qualified mineral exploration personnel. We may compete with other mining companies for mining claims in regions adjacent to our existing claims, or in other parts of the world should we dedicate resources to doing so in the future. These companies may be better capitalized than us and we may have difficulty in expanding our holdings through the staking or acquisition of additional mining claims or other mineral tenures.

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

Year	Ferroniobium U.S. Price ($/kg-Nb)(1)	Sc2O3 U.S. Price ($/kg)(2)	TiO2 U.S. Price ($/kg)(3)
2022	$46	$2,100	$1.50
2021	44	2,200	1.45
2020	37	3,800	1.18
2019	39	3,900	1.15
2018	38	4,600	1.03

(1)	Source: Argus Metal Prices, average annual ending price, 2022. Ferroniobium 65% niobium content, FOB U.S. warehouse.

(2)	Source: United States Geological Service (“USGS”) Mineral Commodity Summary, 2022. Sc2O3, 99.99% purity, 5-kilogram (“kg”) lot size.

(3)	Source: USGS Mineral Commodity Summary, 2022. Rutile mineral concentrate, bulk, minimum 95% TiO2, f.o.b. Australia.

Based on results of the Company’s Demonstration Plant, a higher value titanium tetrachloride product can be produced with a substantially higher metallurgical recovery than TiO2. The Company is in the process of completing feasibility level cost estimates to replace the previous TiO2 production equipment with new equipment that would produce titanium tetrachloride.

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

Economic Dependence

Other than land and mineral right option agreements and agreements between NioCorp and third parties for the purchase and sale of products to be produced from the Elk Creek Project (“offtake agreements”), NioCorp’s business is not substantially dependent on any contract such as a contract to sell the major part of its product or services or to purchase the major part of its requirements for goods, services or its raw materials, or any franchise or license or other agreement to use a patent, formula, trade secret, process or trade name upon which its business depends.

Government Regulation

The exploration and development of a mining prospect is subject to regulation by a number of federal and state government authorities. These include the United States Environmental Protection Agency (the “EPA”) and the United States Army Corps of Engineers (the “USACE”) as well as the various state and local environmental protection agencies. The regulations address many environmental issues relating to air, soil, and water contamination, and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal, and use of toxic substances. In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals, taxation, data protection, and data security. Many of the regulations require permits or licenses to be obtained, the absence of which and/or inability to obtain such permits or licenses will adversely affect our ability to conduct our exploration, development, and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

General

While none of the lands on which the Elk Creek Project is proposed to be built are owned by the U.S. Government, mining rights on public lands are governed by the General Mining Law of 1872, as amended, which allows for the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the Bureau of Land Management. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with financial assurance provided in the amount of projected reclamation costs. The financial assurance is used to ensure that proper reclamation takes place and will not be released until that time. Local jurisdictions may also impose permitting requirements, such as conditional use permits or zoning approvals.

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

As of June 30, 2023, we had seven full-time employees as well as one contract employee. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management.

Our compensation programs are designed to align compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances competitive wages and benefits and incentive earnings for both short-term and long-term performance.

Our priority to maintain a culture of ethical performance as a core value is reflected in the Company’s Code of Business Conduct and Ethics (the “Code of Conduct”) and other related policies. Oversight is provided by the Company’s Board of Directors and, for specific areas of performance, by committees of the Board of Directors. Employees are required to review the Code of Conduct on a periodic basis. Our compensation programs also include consideration of ethical performance in determining incentive awards.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors, and may include statements regarding the anticipated benefits of the Transactions, including NioCorp’s ability to access the full amount of the expected net proceeds of the Yorkville Equity Facility Financing Agreement over the next three years; NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); anticipated benefits of the listing of the Common Shares on Nasdaq; the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, and titanium at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; the outcome of current recovery process improvement testing, and NioCorp’s expectation that such process improvements could lead to greater efficiencies and cost savings in the Elk Creek Project; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s ability to recognize the anticipated benefits of the Transactions, including NioCorp’s ability to access the full amount of the expected net proceeds under the Yorkville Equity Facility Financing Agreement over the next three years; unexpected costs related to the Transactions; the outcome of any legal proceedings that may be instituted against NioCorp following closing of the Transactions; NioCorp’s ability to receive a final commitment of financing from EXIM on the anticipated timeline, on acceptable terms, or at all; NioCorp’s ability to continue to meet Nasdaq listing standards; NioCorp’s ability to operate as a going concern; risks relating to the Common Shares, including price volatility, lack of dividend payments and dilution or the perception of the likelihood any of the foregoing; NioCorp’s requirement of significant additional capital; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness or the Yorkville Equity Facility Financing Agreement may impair NioCorp’s ability to obtain additional financing; covenants contained in agreements with NioCorp’s secured creditors that may affect its assets; NioCorp’s limited operating history; NioCorp’s history of losses; the restatement of NioCorp’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021 and the interim periods ended September 30, 2021, December 31, 2021, March 31, 2022, September 30, 2022 and December 31, 2022 and the impact of such restatement on NioCorp’s future financial statements and other financial measures; the material weaknesses in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weaknesses and the timing of remediation; the possibility that NioCorp may qualify as a PFIC under the Code; the potential that the Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products; current and future offtake agreements, joint ventures, and partnerships; NioCorp’s ability to attract qualified management; the effects of global health crises on NioCorp’s business plans, financial condition and liquidity; estimates of mineral resources and reserves; mineral exploration and production activities; feasibility study results; the results of metallurgical testing; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining industry; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, or development activities; the management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities of grades of reserves and resources; claims on the title to NioCorp’s properties; potential future litigation; and NioCorp’s lack of insurance covering all of NioCorp’s operations.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under Item 1A. “Risk Factors” below.

The Company’s forward-looking statements contained in this Annual Report on Form 10-K are based on the beliefs, expectations, and opinions of management as of the date of this Annual Report on Form 10-K. The Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations, or opinions should change, except as required by law. For the reasons set forth above, investors should not attribute undue certainty to, or place undue reliance on, forward-looking statements.

Available Information

We maintain a website at http://www.niocorp.com. Our Common Shares are currently registered under Section 12(b) of the Exchange Act, and we are currently required to file reports on Forms 10-K, 10-Q, or 8-K. Our Annual Report on Form 10-K (which includes our audited consolidated financial statements), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). We do not intend to send security holders a printed version of our Annual Report as it will be available online.

We maintain a Code of Conduct, a copy of which may be found on our website in the “About Us” section under the main title “Corporate Governance.” Our Code of Conduct contains information regarding whistleblower procedures.

We are not including the information contained on or accessible through our website or the SEC’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Our business activities are subject to significant risks, including those described below. You should carefully consider these risks. If any of the described risks occurs, our business, financial position, and results of operations could be materially adversely affected. Such risks are not the only ones we face, and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Forward-Looking Statements” under Item 1., “Business.”

Risks Related to Our Business

Our ability to operate as a going concern is in doubt.

The notes that accompany our consolidated financial statements for the year ended June 30, 2023, disclose that substantial doubt exists as to our ability to continue as a going concern. The consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are a development stage issuer and we have incurred losses since our inception.

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

As of June 30, 2023, the Company had cash of $2.3 million and working capital of $0.2 million, compared to cash of $5.3 million and working capital of $0.6 million on June 30, 2022.

As of June 30, 2023, the Company’s current planned operational needs are approximately $11.8 million through the end of fiscal 2024. From the date of this Annual Report on Form 10-K, the Company anticipates that it does not have sufficient cash to continue to fund basic operations for the next twelve months. This includes general overhead costs, expected costs relating to securing financing necessary for the Elk Creek Project, satisfying outstanding accounts payable, and potential retirement of our short-term debt obligations. Access to additional funds will be utilized to fund basic operations as well as to further advance the Elk Creek Project through substantive near-term milestones.

Except for the net funds of $1.5 million received from financing transactions closed in September 2023, the potential funding under the Yorkville Equity Facility Financing, discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities,” and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. In addition, pursuant to the Exchange Agreement, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The Yorkville Convertible Debt Financing Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the Yorkville Convertible Debt Financing to repay related party debt or to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, ATM agreement or other continuous offering of Common Shares, other than with Yorkville, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement and the Yorkville Convertible Debt Financing Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets.

We are actively pursuing additional sources of debt and equity financing, and while we have been successful in doing so in the past, there can be no assurance we will be able to do so in the future.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of the products we intend to produce. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us.

In addition, the EXIM Financing discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” is subject to, among other matters, the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation. There can be no assurance that the EXIM Financing will be completed on the terms described herein or at all.

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

The costs, timing, and complexities of exploration, development, engineering, and construction activities may be increased by the location of our properties and competition from other mineral exploration and mining companies. It is common for exploration companies to experience unexpected problems and delays during development, if commenced, including engineering, procurement, construction, commissioning, and ramp-up. Accordingly, our activities may not result in profitable operations and we may not succeed in establishing operations or profitably producing products at any of our current or future properties, including our Elk Creek Project.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred the following net losses attributable to the Company during each of the following periods:

●	$40.1 million for the year ended June 30, 2023;

●	$10.9 million for the year ended June 30, 2022; and

●	$4.8 million for the year ended June 30, 2021.

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

We anticipate that costs at our projects that we may explore or develop will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgical performance, and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, steel, aluminum, iron, chemicals, natural gas, fresh water, and electricity, as well as by government actions such as tariffs. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable or not profitable at all. A material increase in costs at any significant location could have a significant effect on our profitability.

A disruption in, or failure of our third-party service providers’ IT systems, including those related to cybersecurity, could adversely affect our business operations and financial performance.

We rely on the accuracy, capacity, and security of our third-party service providers’ IT systems for the operations of many of our business processes and to comply with regulatory, legal, and tax requirements. We are dependent on third parties to provide important IT services relating to, among other things, operational technology at our facilities, human resources, electronic communications, and certain finance functions. Despite the security measures that our third-party service providers have implemented, including those related to cybersecurity, their systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters, or unauthorized physical or electronic access. Though our third-party service providers have controls in place, we cannot provide assurance that a cyber-attack will not occur. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Failures of our third-party service providers’ IT systems, whether caused maliciously or inadvertently, may result in the disruption of our business processes, or in the unauthorized release of sensitive, confidential, or otherwise protected information or result in the corruption of data, which could adversely affect our business operations and financial performance. In addition, we may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, project development operations. The shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and could therefore limit, or increase the cost of, production. Ongoing disruptions to the world’s economy, including issues related to supply chains, inflation, and increased raw material and labor costs, may delay our ability to secure supplies and equipment for the Elk Creek Project on a timely basis.

Joint ventures and other partnerships, including offtake arrangements, may expose us to risks.

We have entered into three offtake agreements and one letter of intent related to our Elk Creek Project as well as agreements related to the supply of natural gas and electricity to the project site, and may enter into joint ventures or partnership arrangements, including additional offtake agreements, with other parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, or price fluctuations and termination provisions related to such agreements, could have a material adverse effect on us, the development and production at our properties, including the Elk Creek Project, the joint ventures, if any, or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows, and the price of our Common Shares.

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

The effect on the capital markets and the economy of recent global events, including inflation, volatility in commodity prices, supply chain uncertainty, and increases in raw material and labor costs, could have an adverse effect on NioCorp’s business plans, financial condition, and liquidity.

Certain events have effected, and continue to effect, the global and United States economies, including increased inflation, volatility in commodity prices, supply chain uncertainty, and increases in raw material and labor costs. In addition, in the U.S., the Federal Reserve has begun raising interest rates sharply, the continuation of which could lead to a recession with uncertain and potentially severe impacts upon most operating sectors. We cannot predict how this will affect our business, but the impact may be adverse.

Although it is not possible to predict the ultimate impact of these factors on NioCorp’s business plans, financial position, or liquidity, such impacts that may be material include, but are not limited to: (i) delays in the completion of the mine and surface engineering designs and uncertainty regarding our ability to finalize necessary Engineering, Procurement, and Construction (“EPC”) agreements as a result of disruptions in the businesses of our engineering consultants and key contractors for the Elk Creek Project, (ii) reduced availability and increased costs of employees, (iii) a negative impact on our liquidity position, and (iv) increased costs and less ability to access funds in the capital markets. The full extent to which these factors may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time.

In addition, we cannot predict the impact that recent global events, including inflation, volatility in commodity prices, supply chain uncertainty, and increases in raw material and labor costs will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us.

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

The Company may not realize all or any of the anticipated benefits expected as a result of the Transactions.

The listing of the Common Shares on Nasdaq may not provide the anticipated benefits of broader access to capital and financing alternatives or otherwise enhance NioCorp’s public profile. If the Company is not successful in realizing these anticipated benefits, including the anticipated benefits of listing the Common Shares on the Nasdaq and the anticipated acceleration of financing efforts to advance, complete construction, and commence operation of the Elk Creek Project, such consequences may adversely affect the Company’s results of operations, cash flows, financial position, and the price of our Common Shares.

We may not recognize the full value of the Yorkville Equity Facility Financing Agreement and may not receive any proceeds from the exercise of the Financing Warrants, the NioCorp Assumed Warrants, and our other outstanding Warrants, and the potential adverse effect on the prevailing market prices for our Common Shares as a result of sales, or the perception of future sales, of Common Shares could adversely affect our ability to raise additional capital.

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

In addition, upon exercise, we will receive the cash exercise price of the Financing Warrants, the NioCorp Assumed Warrants, and our other outstanding Warrants (assuming, with respect to the Financing Warrants and the NioCorp Assumed Warrants, that they are not exercised on a cashless basis). We believe the likelihood that holders of the Financing Warrants, the NioCorp Assumed Warrants or other outstanding Warrants will exercise their Financing Warrants, NioCorp Assumed Warrants, or other outstanding Warrants, and therefore, the amount of cash proceeds that we would receive, is, among other things, dependent upon the market price of our Common Shares. For so long as the market price for our Common Shares is less than the applicable exercise price of the Financing Warrants, NioCorp Assumed Warrants, or other outstanding Warrants, we believe such holders will be unlikely to exercise their Financing Warrants, NioCorp Assumed Warrants, or other outstanding Warrants. The potential adverse effect on the prevailing market price of our Common Shares as a result of sales of Common Shares by us or by other security holders, or the perception that such sales may occur, could keep the market price for our Common Shares below the applicable exercise price of the Financing Warrants, the NioCorp Assumed Warrants, or other outstanding Warrants. Accordingly, the holders of the Financing Warrants, the NioCorp Assumed Warrants, or other outstanding Warrants may not exercise their Financing Warrants, NioCorp Assumed Warrants, or other outstanding Warrants before they expire, and we may not receive any proceeds from the exercise of the Financing Warrants, the NioCorp Assumed Warrants, or other outstanding Warrants.

We incurred significant debt in connection with the Transactions, including upon issuance of the Convertible Debentures, and we require significant additional capital to operate our business. For example, notwithstanding whether we are able to recognize the full value of the Yorkville Equity Facility Financing Agreement or receive the cash exercise price of the Financing Warrants, the NioCorp Assumed Warrants, or other outstanding Warrants, we are obligated to repay or issue Common Shares upon settlement of the full $16.0 million aggregate principal amount of the Convertible Debentures, plus accrued interest. Such significant additional debt could adversely affect our business, which may prevent us from fulfilling our obligations with respect to our existing debt or obtaining future financing. Further, the Yorkville Convertible Debt Financing Agreement restricts us from pursuing certain variable rate financing transactions, which could impair our ability to obtain additional financing on terms that are favorable, or at all. In addition, if the market price of the Common Shares were to drop as a result of sales, or the perception of future sales, of Common Shares by us or by other security holders, this might impede our ability to raise additional capital. Our inability to obtain additional financing on terms that are favorable, or at all, could have a material adverse effect on our financial condition, results of operations and prospects.

The Company has identified material weaknesses in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of the Common Shares.

Our management has identified material weaknesses in its internal control over financial reporting relating to its control over the consideration of all related relevant accounting guidance for non-routine transactions, its control over the design and maintenance of an effective control environment and risk assessment process, and its monitoring controls over the timely remediation of identified internal control weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, the Company’s management has assessed the effectiveness of its internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective as of June 30, 2023.

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

We identified material weaknesses in our internal control over financial reporting that exist as of June 30, 2023. As a result of such material weaknesses and other matters raised or that may in the future be raised by the SEC or the Canadian securities regulators, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

Risks Related to Mining and Development

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

Estimates of mineral reserves and resources necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include, but are not limited to:

●	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience;

●	demand for the minerals that we plan to produce;

●	current and future market prices for minerals and contractual arrangements;

●	current and future operating costs and capital expenditures may exceed estimates, notwithstanding that, under S-K 1300, operating cost and capital expenditure estimates in feasibility studies must have an accuracy level of at least ±15% and a contingency range not exceeding 10%;

●	additional capital expenditures related to the modification of the proposed surface plant related to the potential addition of rare earth elements;

●	severance and excise taxes, royalties and development and reclamation costs;

●	future mining technology improvements;

●	the effects of regulation by governmental agencies;

●	the ability to obtain, maintain and renew all required permits;

●	employee health and safety; and

●	historical production from the area compared with production from other producing areas.

The conversion of reported mineral resources to mineral reserves should not be assumed, and the reclassification of reported mineral resources from lower to higher levels of geological confidence should not be assumed. As such, actual mineral tonnage recovered from identified reserves, and revenues and expenditures with respect to our reserves, may vary materially from estimates. Thus, these estimates may not accurately reflect our actual reserves. Any material inaccuracy in our estimates related to our reserves could result in lower than expected revenues, higher than expected costs, or decreased profitability, which could materially and adversely affect our business, results of operations, financial position, and cash flows.

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

We have no history of producing commercial products from our current mining properties. We do not produce commercial products and do not currently generate operating earnings. While we seek to move our Elk Creek Project from a development stage property to a production stage property, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the timing and cost, which are considerable, of the construction of mining and processing facilities;

●	the availability and costs of skilled labor and equipment;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance construction and development activities;

●	potential opposition from non-governmental organizations, local groups, or local residents that may delay or prevent development activities; and

●	potential increases in construction and operating costs due to changes in the cost and availability of labor, fuel, power, materials, and equipment and supplies, and the time elapsed since the most recent estimates of cost and availability were made.

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

The market for rare earth products requires particular levels of purity and chemical form, which are achieved through the extraction and separation of individual REEs from each other as well as from the other constituents in the rare earth ore. At present, the Company has substantially completed the engineering and testing of a process for producing commercial rare earth products but has not completed all work necessary to declare a REE reserve estimate for the Elk Creek deposit. The completion of the work necessary to demonstrate an economically feasible rare earth recovery system will require additional expenditures of cash and time to complete. There is no guarantee that the Company will be successful in demonstrating positive economics for a rare earth recovery system tied to the Elk Creek

Project, nor is there any guarantee that once constructed, the rare earth recovery system will operate as designed and produce saleable commercial products.

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

There are risks that title to our properties may be challenged or impugned. Our Elk Creek Project is located in Nebraska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. Our current land and/or mineral rights lease agreements between ECRC and individual landowners give us an option to purchase additional property (“OTP”), which, along with the property we already own, will allow us to construct the Elk Creek Project once sufficient project financing is obtained. The rights of the current owners to sell the property subject to these options may be subject to prior unrecorded or unknown claims to title. We have investigated our rights to explore and exploit the Elk Creek Project resource/reserve and, to the best of our knowledge, our rights in relation to lands covering the Elk Creek Project resource/reserve are in good standing. However, there may be valid challenges to the title of our properties that, if successful, could impair development and/or operations. Further, our current OTP agreements, which are important for operations, are of fixed duration and expire between December 2024 and May 2040.

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

Our current and future operations, including development of the Elk Creek Project, are and will be governed by laws and regulations, including:

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

Companies engaged in development activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations, and permits. Failure to comply with applicable laws, regulations, and permits may result in enforcement actions, including the forfeiture of mineral claims or other mineral tenures and/or orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or costly remedial actions. We may be required to compensate those suffering loss or damage by reason of our development activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations, and permits.

Existing and possible future laws, regulations, and permits governing operations and activities of mineral development companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in development. Our Elk Creek Project is located in Nebraska, and while the State does have a comprehensive and modern set of environmental regulations, it does not have specific regulations with respect to permitting or reclaiming mines which could potentially impact the total time to market for the project.

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

If NioCorp is a passive foreign investment company (“PFIC”) for any taxable year, or portion thereof, that is included in the holding period of a U.S. holder of Common Shares or other securities of NioCorp, such U.S. holder may be subject to certain adverse U.S. federal income tax consequences. These adverse tax consequences include requirements to treat any gain realized upon a disposition of Common Shares or other securities, or any “excess distribution” received on Common Shares, as ordinary income, to pay an interest charge on a portion of such gain or distribution, and certain additional reporting requirements. Such consequences may be mitigated with respect to Common Shares (but not with respect to warrants or other securities of NioCorp) if the holder thereof makes a timely and effective “qualified electing fund” or “QEF” election or a “mark-to-market” election. A U.S. holder of Common Shares that makes a QEF election generally must include in income on a current basis for U.S. federal income tax purposes its share of NioCorp’s net capital gain and ordinary earnings for any taxable year in which it is a PFIC, whether or not NioCorp distributes any amount to its shareholders. A U.S. holder of Common Shares that makes a mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein.

NioCorp generally will be classified as a PFIC for a taxable year if (a) 75% or more of its gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) at least 50% or more of the value of its assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. NioCorp believes that it may be classified as a PFIC for its taxable year ended June 30, 2023 and was classified as a PFIC for its taxable year ended June 30, 2022 and, based on the current composition of its income and assets, as well as current business plans and financial expectations, may be classified as a PFIC for future taxable years. Any conclusion regarding PFIC status is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to change. In addition, even if NioCorp concluded it did not qualify as a PFIC, it is possible that the U.S. Internal Revenue Service (the “IRS”) could assert, and that a court could sustain, a determination that NioCorp is a PFIC. Accordingly, there can be no assurance that NioCorp will not be treated as a PFIC for any taxable year. The PFIC rules are complex and each holder of Common Shares or other securities of NioCorp should consult its own tax advisors regarding these rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of such securities.

The Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences.

Section 7874 and related sections Code, provide for certain adverse tax consequences when the stock of a U.S. corporation is acquired by a non-U.S. corporation in certain transactions in which former shareholders of the U.S. corporation come to own 60% or more of the stock of the non-U.S. corporation (by vote or value, and applying certain specific counting and ownership rules). These adverse tax consequences include (i) potential additional required gain recognition by the U.S. corporation, (ii) treatment of certain payments to the non-U.S. corporation that reduce gross income as “base erosion payments,” (iii) an excise tax on certain options and stock-based compensation of the U.S. corporation, (iv) disallowance of “qualified dividend” treatment for distributions by the non-U.S. corporation, and (v) if former shareholders of the U.S. corporation come to own 80% or more of the stock of the non-U.S. corporation, treatment of the non-U.S. corporation as a U.S. corporation subject to U.S. federal income tax on its worldwide income (in addition to any tax imposed by non-U.S. jurisdictions). If the Transactions result in the application of any of these, or any other, adverse tax consequences, NioCorp could incur significant additional tax costs. While NioCorp currently does not believe the Transactions will cause such adverse tax consequences as a result of Section 7874 and related sections of the Code, this determination is subject to significant legal and factual uncertainty. NioCorp has not sought and will not seek any rulings from the IRS as to the tax treatment of any of the Transactions. Further, there can be no assurance that your tax advisor, the IRS, or a court, will agree with the position that NioCorp is not subject to these adverse tax consequences.

Our Common Share price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of the Common Shares:

●	disappointing results from our exploration and/or, if warranted, project development efforts;

●	decline in demand for Common Shares;

●	downward revisions in securities analysts’ estimates or changes in general market conditions;

●	technological innovations by competitors or in competing technologies;

●	investor perception of our industry or our prospects; and
●	general economic trends.

In the past fiscal year, the trading price of our stock on the Nasdaq and TSX has ranged as follows:

Exchange	High	Low
TSX	C$17.10	C$6.44
Nasdaq[1]	$7.83	$4.75
[1] Trading initiated on March 21, 2023.

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

Future sales, or the perception of future sales, of Common Shares by existing shareholders or by us, or future dilutive issuances of Common Shares by us, could adversely affect prevailing market prices for the Common Shares and cause investors to suffer dilution in their net book value per Common Share.

Sales of a substantial number of Common Shares in the public market could occur at any time, including issuances and sales of additional Common Shares by us and sales by other security holders. These sales, or the market perception that the holders of a large number of Common Shares or securities convertible, exercisable, or exchangeable into Common Shares intend to sell Common Shares, could reduce the prevailing market price of the Common Shares. The effect, if any, that future public sales of these securities or the availability of these securities for sale will have on the market price of the Common Shares is uncertain. If the market price of the Common Shares were to drop as a result, this might impede our ability to raise additional capital and might cause remaining shareholders to lose all or part of their investment.

The Articles of NioCorp, as amended in connection with the Transactions, permit us to issue an unlimited number of Common Shares. Subject to the requirements of the British Columbia Business Corporations Act, Nasdaq and TSX, we will not be required to obtain the approval of the NioCorp shareholders for the issuance of additional Common Shares. We have issued Common Shares in the past and will continue to issue Common Shares to finance our activities in the future. In addition, outstanding options, warrants, and broker warrants to purchase Common Shares may be exercised, resulting in the issuance of additional Common Shares. If we issue additional Common Shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per Common Share depending on the price at which such securities are sold.

Additionally, pursuant to the Yorkville Equity Facility Financing Agreement, Yorkville has committed to purchase up to $65.0 million of our Common Shares, at our direction from time to time during the Commitment Period, subject to certain limitations and the satisfaction of the conditions in the Yorkville Equity Facility Financing Agreement. We have filed a registration statement under the Securities Act covering resales by Yorkville of the Common Shares issuable pursuant to the Yorkville Equity Facility Financing Agreement. Accordingly, any Common Shares that we issue pursuant to the Yorkville Equity Facility Financing Agreement will be available for sale into the public market, subject to applicable securities laws, which could reduce the prevailing market price for the Common Shares.

We are subject to the continued listing criteria of the Nasdaq and TSX and our failure to satisfy these criteria may result in delisting of the Common Shares.

Our Common Shares are currently listed on the Nasdaq Global Market and TSX under the symbol “NB”. The public NioCorp Assumed Warrants are currently listed on the Nasdaq Capital Market under the symbol “NIOBW.” Both the Nasdaq Capital Market and TSX have rules for continued listing. In order to maintain the listings, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, TSX may delist the securities of any issuer if, in TSX’s opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on TSX inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the listing requirements of TSX; or if any other event occurs or any condition exists which makes continued listing on TSX, in the opinion of TSX, inadvisable.

If Nasdaq or TSX delists the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for the Common Shares, reduced liquidity, a determination that our Common Shares are a “penny stock,” decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.

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

If our Common Shares are considered a penny stock and are subject to the penny stock rules, broker-dealers may be discouraged from effecting transactions in Common Shares.

Our Common Shares has in the past, and may in the future, be considered a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Applicable penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5.0 million or individuals with a net worth in excess of $1.0 million or annual income exceeding $200 or $300, jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. If and when applicable, these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Common Shares. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the Common Shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Elk Creek Project, Nebraska

Our principal mineral property is the Elk Creek Property, a niobium, scandium, and titanium development stage property. The Elk Creek Project has established indicated and inferred resources along with probable reserves and the Company has completed a feasibility study for the project. The below information is in part summarized or extracted from our S-K 1300 Elk Creek Technical Report Summary, which was filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and is incorporated by reference into this Annual Report on Form 10-K. The Company does not have any other material properties.

The qualified persons responsible for preparing the S-K 1300 Elk Creek Technical Report Summary are Dahrouge Geological Consulting USA Ltd.; Understood Mineral Resources Ltd.; Optimize Group; Tetra Tech; Adrian Brown Consultants Inc.; Metallurgy Concept Solutions; Magemi Mining Inc.; L3 Process Development; A2GC; Scott Honan, M.Sc, SME-RM, NioCorp; Everett Bird, P.E., Cementation; Matt Hales, P.E., Cementation; Mahmood Khwaja, P.E., CDM Smith; Martin Lepage, P.Eng, Ing., Cementation; and Wynand Marx, M.Eng, BBE Consulting. A matrix of the sections for which each qualified person is responsible is included in the S-K 1300 Elk Creek Technical Report Summary. Except for Scott Honan, none of the qualified persons is affiliated with the Company. Mr. Honan is the Chief Operating Officer of the Company. The technical content disclosed in this Form 10-K was reviewed and approved by Mr. Honan who is a Qualified Person as defined in NI 43-101.

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

The Company currently owns one approximately 225-acre parcel of land and associated mineral rights, and an additional 40 acres of mineral rights, within the carbonatite footprint. The Elk Creek Project’s mine infrastructure and a portion of the supporting operations is planned to be located on this land parcel. Ownership of the mineral rights discussed above includes a 2% NSR royalty and grants us access to more than 90% of the Elk Creek Project’s mineral resources and mineral reserves.

As of June 30, 2023, the total book value of the Elk Creek Property and associated buildings and equipment was $16.9 million.

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

In general, exercise of an OTP is accomplished by paying the greater of a fixed amount per acre or a multiple of the appraised value at the time of purchase. If the land is not purchased by the Company during the term of the OTP and the land in question is needed for the project, the Company will negotiate a new OTP with the landowner. The OTP is accompanied by a negotiated payment to the landowner that is paid upon execution of the OTP by the Company and the landowner. As of June 30, 2023, the Company is obligated to make payments totalling approximately $45,000 over the next 12 years to maintain our rights under these OTPs. Details on the current OTPs held by the Company are shown in the table below.

Active Lease Agreements (OTP’s) Covering the Elk Creek Project as of October 2023

Agreement Identifier	Hectares	Acres	Agreement Expiry
Beethe007	66.27	163.75	20-Jan-26
Heidemann005	79.55	196.57	16-Mar-25
Nielsen001	100.90	249.32	25-Jun-25
Nielsen002	11.91	29.43	25-Jun-25
Woltemath80S	32.37	80.00	4-Dec-24
Woltemath002	152.49	376.81	4-Dec-24
Woltemath003J	89.03	220.00	25-Mar-25
Shuey001	32.37	80.00	27-May-40

The OTPs are between NioCorp’s subsidiary ECRC and the individual landowners. Land subject to the OTP agreements is currently used for agricultural purposes, including growing row crops (corn and soybeans) and pasturing livestock. The land owned by ECRC houses the company drill core and geological sample repository in two steel core shed buildings and the company maintains a cover crop (sorghum and rye) on portions of the property that were formerly used for growing row crops. The former landowner maintains a residence and several outbuildings on the property subject to a life estate that accompanied the purchase of the property by the Company in fiscal year 2021.

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

Land Tenure Map as of October 2023

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

The Elk Creek Project is expected to incorporate surface and underground infrastructure, as well as tailings storage facilities. The offsite infrastructure is expected to include a new high voltage transmission line constructed by the local utility company and providing power to an on-site primary sub-station and a natural gas pipeline built by the owner of the interstate pipeline. Water used for all on-site process needs and activities will be supplied from mine dewatering activities, local groundwater wells and from a local water utility. See “2022 Elk Creek Feasibility Study” below for additional information regarding proposed infrastructure related to the Elk Creek Project.

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

Geology and Mineralization

Geology

The Elk Creek Property includes a carbonatite that has intruded older Precambrian granitic and low- to medium-grade metamorphic basement rocks. The carbonatite is an elliptical magmatic body with a northwest-trending long axis perpendicular to the strike of the Midcontinent Rift System, near the northern part of the Nemaha uplift. The carbonatite consists predominantly of dolomite, calcite and ankerite, with lesser chlorite, barite, phlogopite, pyrochlore, serpentine, fluorite, sulfides, bastnasite, monazite, and quartz. It is, however, believed from stratigraphic reconstruction based on drill core observation in the area that the carbonatite is unconformably overlain by approximately 200 m of essentially flat-lying Palaeozoic marine sedimentary rocks, including carbonates, sandstones and shales of Pennsylvanian age.

Mineralization

The property hosts niobium, titanium, and scandium mineralization as well as REE mineralization that occurs within the Elk Creek carbonatite. The current known extents of the carbonatite unit are approximately 950 m along strike, 300 m wide, and 750 m in dip extent, below the unconformity. Niobium, titanium, scandium, and rare earths are considered the main elements of interest.

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

By 1986, a total of 106 regional drillholes were completed for a total of approximately 46,797 m (153,532 ft). The deepest hole reached a depth of 1,038 m (3,406 ft) and bottomed in carbonatite.

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

Pre-2021 Hole Sampling Summary

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

2022 Elk Creek Feasibility Study

During fiscal year 2022, the Company launched geological, metallurgical, engineering, and other analyses to assess the feasibility of adding REE production to its plans once sufficient work has been completed. The Company and its consultants were required to complete additional assays of historical drill core to fill data gaps in the existing resource database to establish an REE mineral resource. The mine plan was also updated and the S-K 1300 Elk Creek Technical Report Summary was filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. The S-K 1300 Elk Creek Technical Report Summary was based on the economic and process results of the feasibility study conducted by the qualified persons, which were also presented in the 2022 NI 43-101 Elk Creek Technical Report.

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

Principal Project Assumptions Included in the 2022 Elk Creek Feasibility Study

Description	Value
Pre-Production Period	4 years
Process Plant Life	38 years
Mine Operating Days per Year	365
Mill Operating Days per Year	365
Discount Rate, End of Period	@ 8%
Commercial Production Year	2025

Summary of Key Evaluation Metrics Included in the 2022 Elk Creek Feasibility Study

Description	Value
Ore Mined (kt)	36,655
Ore Mining Rate (t/d)	2,764
Niobium Grade	0.81%
Scandium Grade (parts per million, “ppm”)	70.2
TiO2 Grade	2.92%
Contained Nb2O5 (kt)	297
Contained Sc (t)	2,573
Contained TiO2 (kt)	1,071
Total Ore Processed (kt)	36,655
Processing Rate (kt/y)	1,009
Average Recovery, Nb2O5	82.4%
Average Recovery Sc	93.1%
Average Recovery TiO2	40.3%
Recovered Nb2O5 (kt)	245
Recovered Sc (t)	2,395
Recovered TiO2 (kt)	432
Realized Market Prices
Nb (US$/kg)	$46.55
TiO2 (US$/kg)	$0.99
Sc2O3 (US$/kg)	$3,674
Payable Metal
Nb (t)	171,140
Sc2O3 (t)	3,676
TiO2 (t)	431,793

Summary Projected Economic Results Included in the 2022 Elk Creek Feasibility Study

Description	Value ($000)
Total Gross Revenue	$21,899,726
Operating Costs:
Mining Cost	(1,553,325)
Process Cost	(3,911,116)
Site G&A Cost	(300,400)
Concentrate Freight Cost	(10,472)
Other Infrastructure Costs	(200,407)
Water Management Cost	(609,195)
Tailings Management Cost	(73,822)
Property Tax	(217,540)
Royalties	(300,503)
Annual Bond Premium	(5,500)
Total Operating Costs	(7,182,280)
Operating Margin (EBITDA1)	14,717,445
Effective Tax Rate	16.42%
Total Taxes	(2,246,186)
Working Capital	-
Operating Cash Flow	$12,471,258

Totals may not sum due to rounding.
1 -	The term “EBITDA” refers to earnings before interest, taxes depreciation and amortization. See “Non-GAAP Financial Performance Measures” below for a discussion of the use of non-GAAP financial measures.

Operating Cost Estimates Included in the 2022 Elk Creek Feasibility Study

The following LoM unit operating costs include the pre-production and first/last years of production.

Description	LoM US$/t ore
Mining Cost	$42.38
Process Cost	106.70
Water Management Cost	16.62
Site G&A Cost	8.20
Other Infrastructure	5.47
Tailings Management Cost	2.01
Other Expenses	6.22
Subtotal	187.59
Royalties/Annual Bond Premium	8.35
Total LoM Operating Costs	$195.94
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

Proposed Tailings Storage

The tailings produced by the process plant will consist of filtered water leach residue, calcined excess oxide, and slag. Four engineered and lined tailings storage facilities (“TSFs”) will be constructed sequentially to contain the tailings over the life of the Elk Creek Project and would contain approximately 14.5 million tonnes of tailings. The tailings facilities have been designed to incorporate two independent areas: a composite-lined tailings solids storage area; and an area with double lined containment, including a leak collection and recovery system for management of stormwater runoff and drainage from the tailings solids. The TSFs will store predominantly dry (i.e., not in a slurry consistency) tailings from the plant with embankment construction based on a “downstream” construction method. Facility closure is considered in the design.

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

Markets

Market studies for niobium, TiO2, and Sc2O3 are an important part of the proposed Elk Creek operation. These commodities, especially niobium and Sc2O3, are thinly traded without an established publicly available price discovery mechanism. Hence, detailed third-party market studies provide the basis for assumptions used in the economic analysis.

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

Taxation Rates Included in the 2022 Elk Creek Feasibility Study

Taxes that may be levied on the Elk Creek Project include corporate income tax rates of 21% for federal and 5.84% for Nebraska. The Elk Creek Project is eligible for federal depletion allowances and credits, as well as various state incentives. The calculated effective income tax rate for the Elk Creek Project is 16.42% for the 2022 Feasibility Study.

Design Considerations for Environmental Performance

The current mine design incorporates these following strategies and technologies designed to minimize environmental impacts of operation:

●	Zero Process Liquid Discharge: The Elk Creek facility will now operate as a “Zero Process Liquid Discharge” facility, with no releases of process liquids. Instead, both naturally occurring, brackish (slightly salty) water produced during mining operations, and water used in ore processing, will be treated on site for use in operations. A solid salt will be produced from water treatment operations which will be stored on site.

●	Additional Protection of Groundwater Resources Through Artificial Ground Freezing: The Elk Creek Project’s new mine design will utilize artificial ground freezing as part of the process of sinking the production and ventilation shafts. Artificial ground freezing creates a temporary frozen barrier that helps to protect groundwater resources in the area while shaft-sinking operations are underway.

●	Avoidance of Permanent Impacts to Federally Jurisdictional Waters: We designed the layout of the Elk Creek Project to minimize or avoid permanent impacts to any federally jurisdictional waters and/or wetlands on the property. This reduced the expected environmental impacts and allowed the Elk Creek Project to secure a Clean Water Act Section 404 permit from the USACE under the Nationwide Permit Program, a much more efficient and less expensive process than an individual Section 404 permit. No other NEPA-level federal permits are now expected to be required for the Elk Creek Project.

●	Recycling of Reagents Used in Mineral Processing: Metallurgical and process advances made in 2016 and 2017 are expected to help reduce the volume of material planned for disposal in the Elk Creek Project’s tailings storage areas. As more of this material is recycled, the environmental footprint of the Elk Creek Project is reduced.

●	Utilizing Tailings as Underground Mine Backfill: We plan to fill underground voids concurrently with mining operations using a paste backfill material that contains mine waste material that typically would be stored in above-ground tailings storage areas.

The Company has not identified any significant encumbrances to the property it owns or holds under OTP agreements. The Company has not had any permit violations or fines since the filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Mineral Reserves and Resources

The mineral reserves and mineral resources disclosed below are based on the S-K 1300 Elk Creek Technical Report Summary, which was originally filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Mineral reserves and mineral resources at the Elk Creek Project as of June 30, 2023, are summarized in the tables below. Further discussion and background regarding the approaches used to establish mineral reserves and mineral resources is contained in Chapters 11 and 12 of the S-K 1300 Elk Creek Technical Report Summary.

Elk Creek Project In Situ Mineral Resource Estimate (niobium, titanium, and scandium) Excluding Reserves as of June 30, 2023

Class	NSR Cutoff	Tonnage (Mt)
Indicated	US$180	151.7	Nb2O5 (%)	Nb2O5 (kt)
			0.43	649.8
			TiO2 (%)	TiO2 (kt)
			2.02	3,067
			Sc (ppm)	Sc (t)
			56.42	8,558
Inferred	US$180	108.3	Nb2O5 (%)	Nb2O5 (kt)
			0.39	426.6
			TiO2 (%)	TiO2 (kt)
			1.92	2,082
			Sc (ppm)	Sc (t)
			52.28	5,660

Elk Creek Project In Situ Mineral Resource Estimate (rare earth oxides) Excluding Reserves as of June 30, 2023

Class	NSR Cut-off	Tonnage (Mt)

Indicated	US$180	151.7	La2O3 (%)	La2O3 (kt)	Ce2O3 (%)	Ce2O3 (kt)	Pr2O3 (%)	Pr2O3 (kt)
			0.0766	116.2	0.1320	200.2	0.0140	21.3
			Nd2O3 (%)	Nd2O3 (kt)	Sm2O3 (%)	Sm2O3 (kt)	Eu2O3 (%)	Eu2O3 (kt)
			0.0511	77.5	0.0116	17.6	0.0040	6.0
			Gd2O3 (%)	Gd2O3 (kt)	Tb2O3 (%)	Tb2O3 (kt)	Dy2O3 (%)	Dy2O3 (kt)
			0.0096	14.6	0.0011	1.6	0.0044	6.7
			Ho2O3 (%)	Ho2O3 (kt)	Er2O3 (%)	Er2O3 (kt)	Tm2O3(%)	Tm2O3 (kt)
			0.0006	1.0	0.0015	2.2	0.0002	0.3
			Yb2O3 (%)	Yb2O3 (kt)	Lu2O3 (%)	Lu2O3 (kt)	Y2O3 (%)	Y2O3 (kt)
			0.0010	1.5	0.0001	0.2	0.0187	28.4
			LREO (%)	LREO (kt)	HREO (%)	HREO (kt)	TREO (%)	TREO (kt)
			0.2737	415.2	0.0528	80.0	0.3265	495.2
Inferred	US$180	108.3	La2O3 (%)	La2O3 (kt)	Ce2O3 (%)	Ce2O3 (kt)	Pr2O3 (%)	Pr2O3 (kt)
			0.0943	102.1	0.1576	170.6	0.0163	17.7
			Nd2O3 (%)	Nd2O3 (kt)	Sm2O3 (%)	Sm2O3 (kt)	Eu2O3 (%)	Eu2O3 (kt)
			0.0575	62.2	0.0116	12.6	0.0038	4.1
			Gd2O3 (%)	Gd2O3 (kt)	Tb2O3 (%)	Tb2O3 (kt)	Dy2O3 (%)	Dy2O3 (kt)
			0.0090	9.8	0.0010	1.1	0.0042	4.6
			Ho2O3 (%)	Ho2O3 (kt)	Er2O3 (%)	Er2O3 (kt)	Tm2O3(%)	Tm2O3 (kt)
			0.0006	0.7	0.0014	1.5	0.0002	0.2
			Yb2O3 (%)	Yb2O3 (kt)	Lu2O3 (%)	Lu2O3 (kt)	Y2O3 (%)	Y2O3 (kt)
			0.0010	1.1	0.0001	0.1	0.0182	19.7
			LREO (%)	LREO (kt)	HREO (%)	HREO (kt)	TREO (%)	TREO (kt)
			0.3257	352.6	0.0512	55.5	0.3769	408.1

Notes:

a.	Classification of mineral resources in the above tables is in accordance with the S-K 1300 classification system. Mineral resources in this table are reported exclusive of mineral reserves.

b.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

c.	The mineral resources are reported at a Diluted Net Smelter Return (NSR) Cut-off of US$180/tonne.

d.	The diluted NSR is defined as:

●	Diluted NSR (US$)=	Revenue per block Nb2O5 (diluted) + Revenue per block TiO2 (diluted) + Revenue per block Sc (diluted)
Diluted tonnes per block

●	The diluted revenue from Nb2O5, TiO2, and Sc per block used the following factors:

●	Nb2O5 Revenue: a 94% grade recovery, a 0.696 factor to convert Nb2O5 to Nb, 82.36% assumption for plant recovery, and a US$39.60 selling price per kg of ferroniobium as of June 30, 2022.

●	TiO2 Revenue: a 94% grade recovery, a 40.31% assumption for plant recovery, and an US$0.88 kg selling price per kg of titanium oxide as of June 30, 2022.

●	Sc Revenue: a 94% grade recovery, a 1.534 factor to convert Sc to Sc2O3, 93.14% assumption for plant recovery, and a US$3,675 selling price per kg of scandium oxide as of June 30, 2022.

●	The diluted tonnes are a 6% increase in the total tonnes of the block.

e.	Price assumptions for FeNb, Sc2O3, and TiO2 as shown in note d, above, are based upon independent market analyses for each product.

f.	Numbers may not sum due to rounding. The rounding is not considered to be material.

g.	Rare Earth Oxides (REO) were evaluated as a potential by-product to the mining of niobium, titanium, and scandium; thus, the estimated values of the REOs are reported using the previously determined diluted NSR as derived from the Nb2O5, TiO2, and Sc mineral resources and are assigned a price of $0

h.	The stated Light Rare Earth Oxides (LREO) grade (%) is the summation of La2O3 (%), Ce2O3 (%), Pr2O3 (%), and Nd2O3 (%) estimates.

i.	The stated Heavy Rare Earth Oxides (HREO) grade (%) is the summation of Sm2O3 (%), Eu2O3 (%), Gd2O3 (%), Tb2O3 (%), Dy2O3 (%), Ho2O3 (%), Er2O3 (%), Tm2O3 (%), Yb2O3 (%), Lu2O3 (%), and Y2O3 (%) estimates.

j.	The stated Total Rare Earth Oxide (TREO) grade (%) is the summation of LREO (%) and HREO (%).

k.	The effective date of the mineral resource, including by-products, is June 30, 2023.

Elk Creek Project Underground In Situ Mineral Reserves Estimate for Elk Creek as of June 30, 2023

Classification	Tonnage (kt)	Nb2O5 Grade (%)	Contained Nb2O5 (t)	Payable Nb (t)	TiO2 Grade (%)	Contained TiO2 (t)	Payable TiO2 (t)	Sc Grade (ppm)	Contained Sc (t)	Payable Sc2O3 (t)
Proven	-	-	-	-	-	-	-	-	-	-
Probable	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677
Total	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677

All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

●	The Qualified Person for the mineral reserve estimate is Optimize Group Inc. The estimate has an effective date of June 30, 2023.

●	The mineral reserve is based on the mine design, mine plan, and cash-flow model utilizing an average cut-off grade of 0.679% Nb2O5 with an NSR of US$180/mt.

●	The estimate of mineral reserves may be materially affected by metal prices, environmental, permitting, legal, title, taxation, socio-political, marketing, infrastructure development, or other relevant issues.

●	The economic assumptions used to define mineral reserve cut-off grade are as follows:

○	Annual life of mine (LoM) production rate of ~7,450 tonnes of FeNb/annum during the years of full production.

○	Initial elevated five-year production rate ~ 7,500 tonnes of FeNb/annum when full production is reached.

○	Mining dilution of ~6% was applied to all stopes and development, based on 3% for the primary stopes, 9% for the secondary stopes, and 5% for ore development.

○	Mining recoveries of 95% were applied in longhole stopes and 62.5% in sill pillar stopes.

Parameter	Value	Unit
Mining Cost	42.38	US$/t mined
Processing	106.70	US$/t mined
Water Management and Infrastructure	16.62	US$/t mined
Tailings Management	2.01	US$/t mined
Other Infrastructure	5.47	US$/t mined
General and Administrative	8.91	US$/t mined
Royalties/Annual Bond Premium	8.34	US$/t mined
Other Costs	6.29	US$/t mined
Total Cost	196.72	US$/t mined
Nb2O5 to Niobium Conversion	69.60%
Niobium Process Recovery	82.36%

Niobium Price	39.60	US$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	US$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 Conversion	153.40%
Sc Price	3,675.00	US$/kg

●	Price assumptions are as follows: FeNb US$39.60/kg Nb, Sc2O3 US$3,675/kg, and TiO2 US$0.88/kg. Price assumptions are based upon independent market analyses for each product as of June 30, 2022.

●	Price and cost assumptions are based on the pricing of products at the “mine-gate,” with no additional down-stream costs required. The assumed products are ferroniobium (metallic alloy shots consisting of 65%Nb and 35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.

●	The mineral reserve has an average LoM NSR of US$563.06/tonne.

●	Optimize Group has provided detailed estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by 3rd party Qualified Persons).

●	Mineral reserve effective date is June 30, 2023. The financial model was run after the estimate of the NSR above, which reflects a total cost per tonne of US$196.72 versus US$189.91. This is not considered a material change.

●	Price variances for commodities are based on independent market studies versus earlier projected pricing. The independent market studies do not have a negative effect on the reserve.

Comparison of Mineral Resources and Mineral Reserves

There were no changes in the Elk Creek Project mineral resource or reserve estimates as of June 30, 2023, as compared to the Elk Creek Project mineral resource and reserve estimates as of June 30, 2022.

Environmental and Social

A number of key permits and environmental management requirements have been identified for the Elk Creek Project, some of which need to be implemented as soon as practicable in order to maintain the proposed Elk Creek Project schedule.

●	While not necessarily complex, the timing generally required to complete permitting through any federal regulatory agency requires that NioCorp engage key agencies (in this case the USACE and possibly the EPA) early on in Elk Creek Project development and consider the siting and orientation of facilities carefully to minimize the risk of a protracted National Environmental Policy Act analysis of the Elk Creek Project. At the present time, the company believes that we have completed the major federal permitting actions needed for project construction, although changes to the design or location of project facilities may require that additional federal permits be obtained.

●	Construction at the facility requires the Air Permit from the State of Nebraska, which was issued to the Company on June 2, 2020. The Air Permit describes all the prospective air emissions from the facility and required the completion of an air quality model that demonstrates compliance with the NAAQS. On April 15, 2022, the Company announced that the Nebraska Department of Environment and Energy advised the Company that periodic extensions to the Elk Creek Project’s Air Permit are no longer required because the Company has met the regulatory definition of “construction, reconstruction, or modification of the source” since the permit was issued.

●	A radioactive materials license will be needed from the Nebraska Department of Health and Human Services (“NDHHS”), Office of Radiological Health. Because of their limited experience with hard rock mining in the State of Nebraska, much less mining that includes Naturally Occurring Radioactive Material, the NDHHS may require additional information and more time to approve the Elk Creek Project under a Broad Scope License. The Company has been working with NDHHS on this aspect of project permitting since 2014.

●	Documentation of existing baseline environmental conditions at the Elk Creek Project site was initiated in 2014 and will continue as needed throughout the permitting process.

●	Surface water monitoring will continue throughout the permitting process and extend into construction and operations as part of the Environmental Management System and likely State of Nebraska permit requirements.

●	A wetland delineation and potential jurisdictional waters assessment was conducted in late 2014 to identify wetland and drainage features within the proposed Elk Creek Project boundary which resulted in a formal JD being issued by the USACE on September 6, 2016.

●	The major land-use authorization for the project was received from Johnson County, Nebraska, on December 24, 2019, in the form of a Special Use Permit for the project. This land-use permit is a necessary precursor to any project-related construction activities. County zoning permits will be required for individual buildings constructed at the site, and the County requirement is that such applications must be submitted five days before construction commences.

●	Closure costs for the Elk Creek Project have been estimated at just over $44 million, including approximately $13.5 million for reclamation and closure of the TSFs and $16.6 million for plant and building removal and reclamation.

●	Community engagement has occurred in parallel with Nebraska field operations and has included public meetings, presentations to public agencies, communications with local and state politicians, meetings with environmental groups, and one-on-one meetings with area landowners.

Other Elk Creek Project Activities

On September 6, 2022, the Company announced that the Demonstration Plant had commenced processing a three-tonne sample of representative ore from the Elk Creek Project. The Demonstration Plant project is intended to demonstrate that the Company can extract and separate rare earth elements from ore that NioCorp expects to mine from the Elk Creek Project site, subject to receipt of necessary project financing, and that its simplified process for potentially producing niobium, scandium, and titanium is technically and economically feasible.

On October 25, 2022, the Company announced that the Demonstration Plant had completed demonstrating its planned process for removing calcium and magnesium from ore obtained from the Elk Creek Project. This positive result is a key milestone in NioCorp’s proposed optimization of its process flow sheet for the Elk Creek Project, which was designed by L3 and NioCorp. Removing carbonate minerals in this fashion is expected to reduce the size of the follow-on planned production steps and make them more efficient. Characterization of the calcium and magnesium carbonate from the completed Demonstration Plant production runs has demonstrated very low levels of impurities, and an overall 99% purity of the mixed calcium-magnesium carbonate.

On January 4, 2023, the Company announced that the Demonstration Plant has succeeded in obtaining a rare earth dissolution rate of 86-95% from ore from the Elk Creek Project site through hydrochloric acid leaching and has achieved a loading rate of rare earths as high as 99% in the follow-on solvent extraction recovery step. These relatively high rates, which were expected, point to potentially strong rates of overall recovery of separated rare earth oxides, subject to additional demonstration testing.

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

On February 20, 2023, the Company announced that it had executed a contract with Zachry Group (“Zachry”) to develop a cost for the surface facilities associated with the Elk Creek Project. The contract represents the first phase of EPC contracting for the Elk Creek Project. NioCorp had previously selected Zachry as its EPC firm for the Elk Creek Project’s surface facilities.

On April 4, 2023, the Company announced a process breakthrough in niobium and titanium recovery achieved at the Demonstration Plant. The breakthrough points to a potentially more efficient way to process niobium and titanium into higher-purity products, which may in turn open up new markets for the Elk Creek Project’s planned products.

On May 25, 2023, the Company announced that it has successfully demonstrated the ability to recover greater amounts of the critical mineral niobium from each tonne of ore the Company expects to mine at the Elk Creek Project, once sufficient financing is obtained and the project is constructed. Final results from the demonstration show that NioCorp’s new and improved recovery process can achieve a 90.7% rate of niobium recovery through the hydrometallurgical process. Overall recovery through the pyrometallurgical production of the commercial product ferroniobium is expected to be 86.7%. NioCorp’s previous approach to niobium production was able to achieve recovery rates through the hydrometallurgical and pyrometallurgical processes of 86.8% and 82.4%, respectively.

On May 26, 2023, the Company announced that it has successfully demonstrated an ability to potentially double the recovery of titanium from each tonne of ore the Company expects to mine at the Elk Creek Project. The new process is expected to produce a purer form of titanium that may command a higher price than is assumed in the 2022 Elk Creek Feasibility Study. The Demonstration Plant has shown that the Company’s new and improved recovery process can likely achieve an 83.7% rate of overall titanium recovery to final product. This compares to a 40.3% titanium recovery rate in NioCorp’s previous process approach. This new result points to a potentially large increase in the amount of titanium that NioCorp can potentially produce at currently planned rates of mining.

Based on results of the Company’s Demonstration Plant, a higher value titanium tetrachloride product can be produced with a substantially higher metallurgical recovery than TiO2. The Company is in the process of completing feasibility level cost estimates to replace the previous TiO2 production equipment with new equipment that would produce titanium tetrachloride.

On June 1, 2023, the Company announced the successful completion of a geotechnical drilling campaign at the Elk Creek Project, which was done in advance of the proposed site preparation, grading, heavy construction, and eventual foundation pours for the Elk Creek Project that are expected to commence once sufficient financing is obtained. The campaign involved drilling 16 boreholes and 20 test pits across the one square mile Elk Creek Project site, analyzing soil samples, and generating data for engineering design firms that are continuing to finalize plans for the potential construction of the facility. The campaign also involved the installation of 6 shallow groundwater piezometers to monitor water levels in the soil layer, which will also aid in construction planning.

Proposed Activities

At present, the Company is maintaining the Elk Creek property in anticipation of obtaining project financing that will facilitate the construction, commissioning, and operation of the Elk Creek Project. The property is characterized as a development stage property and is expected to move to a production stage property should financing be obtained.

As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local operating permits;
●	Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production of Nb, Sc, and Ti from the project, including the potential sale of Ti as titanium tetrachloride;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities; and
●	As a follow-on to the Company’s Demonstration Plant operations, complete characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs.

Non-GAAP Financial Performance Measures

Non-GAAP financial performance measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with U.S. GAAP.

The S-K 1300 Elk Creek Technical Report Summary uses non-GAAP financial performance measures, such as EBITDA, Averaged Annual EBITDA, and Averaged EBITDA Margin, for purposes of projecting the economic results of the Elk Creek Project. We are unable to provide a reconciliation of these forward-looking non-GAAP measures to the most comparable U.S. GAAP financial performance measures because certain information needed to reconcile those non-GAAP measures to the most comparable U.S. GAAP financial performance measures is dependent on future events, some of which are outside the control of the Company, such as FeNb, Sc2O3, and TiO2 prices, interest rates, and exchange rates. Moreover, estimating such U.S. GAAP measures with the required precision necessary to provide a meaningful reconciliation is extremely difficult and could not be accomplished without unreasonable effort.

Corporate Headquarters

We lease our principal executive office space at 7000 South Yosemite Street, Suite 115, Centennial, Colorado.

ITEM 3.	LEGAL PROCEEDINGS

As of October 6, 2023, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition, or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended June 30, 2023, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Shares were first listed and posted for trading on the Vancouver Stock Exchange on December 1, 1987. On March 9, 2015, the Common Shares commenced trading on the TSX under the trading symbol “NB.” In addition, the Company traded on the U.S. Over-the-Counter Bulletin Board and the OTCQX under the symbol “NIOBF” until March 21, 2023, at which time the Common Shares began trading on the Nasdaq exchange under the trading symbol “NB”. The Company also trades on the Frankfurt Stock Exchange as “BR3.”

The over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions.

Holders

As of October 6, 2023, we had 20,941 holders of record of the Common Shares.

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

Purchases of Equity Securities by the Company

We did not make any repurchases in the quarter ended June 30, 2023.

Recent Sales of Unregistered Securities

Date	Gross Proceeds	Shares Issued	Price/Share
May 30, 2023(1)	$362,192	78,745	$4.5995
June 1, 2023(1)	$302,164	64,758	$4.6660
June 9, 2023(2)	$488,080	100,000	$4.8808
June 12, 2023(1)	$275,479	60,446	$4.5574
June 13, 2023(1)	$502,089	110,939	$4.5258
June 20, 2023(1)	$514,144	112,782	$4.5587
June 21, 2023(1)	$751,952	163,870	$4.5887
June 30, 2023(1)	$516,644	114,471	$4.5133

(1)	Issued in reliance on Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Convertible Debentures and based upon representations and warranties of Yorkville in connection therewith.
(2)	Issued in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of an advance under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith.

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

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following generally summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Tax Convention (1980) (the “Convention”) to the holding and disposition of Common Shares.

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the U.S. for tax purposes, (ii) is a “qualifying person” under and entitled to the benefits of the Convention, (iii) holds all Common Shares as capital property, (iv) holds no Common Shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder, (v) deals at arm’s-length with and is not affiliated with NioCorp, (vi) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, (vii) is not an insurer that carries on business in Canada and elsewhere, and (viii) is not an “authorized foreign bank” (as defined in the Canadian Tax Act)(each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for U.S. federal income tax purposes (including limited liability companies) may not in all circumstances be entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds Common Shares should consult their own tax advisers regarding the extent, if any, to which the benefits of the Convention will apply to the entity in respect of its Common Shares.

Generally, a U.S. Resident Holder’s Common Shares will be considered to be capital property of such holder provided that the U.S. Resident Holder is not a trader or dealer in securities, did not acquire, hold, or dispose of the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation), and does not hold the Common Shares in the course of carrying on a business.

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect as of the date prior to the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof, and the current published administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”). It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative policy or assessing practice, whether by way of judicial, legislative or governmental decision or action, although no assurance can be given in these respects. This summary is not exhaustive of all possible Canadian federal income tax considerations. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial, or foreign tax considerations, which may differ materially from those set out herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations and is not intended to be and should not be construed as legal or tax advice to any particular U.S. Resident Holder. U.S. Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

Generally, a U.S. Resident Holder’s Common Shares will not constitute “taxable Canadian property” of such holder at a particular time at which the Common Shares are listed on a “designated stock exchange” (which currently includes the TSX and Nasdaq) unless both of the following conditions are concurrently met:

1.	at any time during the 60-month period that ends at the particular time, 25% or more of the issued shares of any class of the capital stock of NioCorp were owned by or belonged to one or any combination of:

a.	the U.S. Resident Holder,

b.	persons with whom the U.S. Resident Holder did not deal at arm’s length, and

c.	partnerships in which the U.S. Resident Holder or a person referred to in clause (b) holds a membership interest directly or indirectly through one or more partnerships, and

2.	at any time during the 60-month period that ends at the particular time, more than 50% of the fair market value of the Common Shares was derived directly or indirectly from, one or any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of, or interests in any of the foregoing, whether or not the property exists.

Common Shares may also be deemed to be “taxable Canadian property” in certain circumstances set out in the Canadian Tax Act.

A U.S. Resident Holder who disposes or is deemed to dispose of one or more Common Shares generally should not thereby incur any liability for Canadian federal income tax in respect of any capital gain arising as a consequence of the disposition.

A U.S. Resident Holder to whom NioCorp pays or credits or is deemed to pay or credit a dividend on such holder’s Common Shares will be subject to Canadian withholding tax, and NioCorp will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend, but should generally be reduced under the Convention to 15% (or, if the U.S. Resident Holder is a company which is the beneficial owner of at least 10% of the voting stock of NioCorp, 5%) of the gross amount of the dividend. For this purpose, a company that is a resident of the United States for purposes of the Canadian Tax Act and the Convention and is entitled to the benefits of the Convention shall be considered to own the voting stock of NioCorp owned by an entity that is considered fiscally transparent under the laws of the United States and that is not a resident of Canada, in proportion to such company’s ownership interest in that entity.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of NioCorp and subsidiaries. This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

See Item 1, “Business – Recent Corporate Events,” for a description of the Transactions.

Summary of Consolidated Financial and Operating Performance

The Company had no revenues from mining operations during the fiscal years presented below. Operating expenses incurred related primarily to performing exploration and feasibility study related activities, as well as the activities necessary to support corporate and shareholder duties.

	For the year ended June 30,
	2023	2022	2021
	($000)
Operating expenses	$37,410	$7,796	$4,092
Net loss attributable to the Company	40,080	10,887	4,824
Net loss per share (basic and diluted)	1.34	0.41	0.20

The net loss attributable to the Company increased to $40.1 million for fiscal year 2023 from $10.9 million for fiscal year 2022. This increased net loss in fiscal year 2023 as compared to fiscal year 2022 is primarily due to the recognition of Earnout Shares and warrant liabilities associated with the GXII Transaction as well as an increase in legal and other professional fees.

The net loss attributable to the Company increased to $10.9 million for fiscal year 2022 from $4.8 million for fiscal year 2021. This increased net loss in fiscal year 2022 as compared to fiscal year 2021 is primarily due to increased exploration expenditures associated with process development costs and rare earth review costs, as well increased non-cash costs of our fiscal year 2022 Option grants, which were fully vested and expensed on the grant dates, and increased loss on partial debt extinguishment from debt conversions reported as interest expense.

Results of Operations

The Company had no revenues from mining operations during the fiscal years presented below. Operating expenses incurred related primarily to costs incurred in connection with the Transactions, as well as performing exploration and feasibility study related activities, and the activities necessary to support corporate and shareholder duties, as detailed in the following table.

	For the year ended June 30,
	2023	2022	2021
	($000)
Operating expenses:
Employee related costs	$2,323	$2,150	$1,655
Professional fees	2,581	684	386
Exploration expenditures	5,348	3,309	1,056
Other operating expenses	27,158	1,653	995
Total operating expenses	37,410	7,796	4,092
Change in fair value of earnout shares liability	(2,674)	-	-
Change in fair value of warrant liabilities	1,414	-	-
Loss on debt extinguishment	1,922	-	163
Interest expense	2,336	2,827	1,543
Foreign exchange loss (gain)	216	258	(725)
Other gains	(13)	-	(208)
Change in financial instrument fair value	-	-	(32)
Loss (gain) on equity securities	1	6	(9)
Income tax benefit	(304)	-	-
Loss attributable to noncontrolling interest	(228)	-	-
Net loss attributable to the Company	$40,080	$10,887	$4,824

Fiscal Year 2023 as Compared to Fiscal Year 2022

Significant items affecting operating expenses are noted below:

Other operating expenses include costs incurred in connection with the Transactions, including direct transaction expenses, and the fair value of warrant and Earnout Shares liabilities assumed, as well as costs related to investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs increased in fiscal year 2023 as compared to fiscal year 2022 primarily due to the costs incurred in connection with the Transactions, which closed on March 17, 2023. A summary of these costs is presented below:

Amount
($000)
Gross cash proceeds, net of transaction costs incurred by GXII	$2,168
Less:
Cash costs associated with the Transactions:
Net liabilities assumed	392
Yorkville Equity Facility Financing Agreement – cash costs	1,996
Transaction costs expensed	6,715
Non-cash costs associated with the Transactions:
Private Warrants assumed at fair value	2,987
Earnout Shares assumed at fair value	13,195
Yorkville Equity Facility Financing Agreement – shares issued	650
Total transaction related losses incurred	$23,767

In addition, other operating expenses increased due to increased directors and officers insurance premiums associated with our US stock exchange listing, as well as increased financial and investor relation services performed during 2023.

Exploration expenditures increased in fiscal year 2023 as compared to fiscal year 2022, reflecting work performed in fiscal year 2023 to complete the development of the Demonstration Plant and the subsequent operation of the Demonstration Plant to verify process improvement efforts and advance the technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite. In addition, 2023 costs increased due to costs related to the completion and filing of the Technical Report Summary based on the Company’s 2022 Feasibility Study for the Elk Creek Project, which was filed with the SEC on September 6, 2022.

Professional fees increased in fiscal year 2023 as compared to fiscal year 2022, primarily due to additional accounting and legal services related to our March 31, 2023 Form 10-Q SEC filings, as well as legal costs associated with corporate funding initiatives.

Employee related costs for fiscal year 2023 increased as compared to fiscal year 2022 primarily due to the impact of discretionary bonus payouts totaling $0.2 million, partially offset by the impact of lower employee headcount at the end of fiscal year 2023 as compared to fiscal year 2022.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of Earnout Shares liability represents the change in fair value related to the Earnout Shares between the Closing Date and the end of fiscal year 2023, based on the results of Monte Carlo financial modeling.

Change in fair value of warrant liability represents the change in fair value related to the additional Warrants (the “Contingent Consent Warrants”) that the Company agreed to issue to Lind Global Asset Management III, LLC (“Lind”) upon certain conditions in connection with the Waiver and Consent Agreement, dated September 25, 2022, between the Company and Lind (the “Lind Consent”), as discussed in Note 9 to the consolidated financial statements included in Part II, Item 8 hereof, as well as the change in the fair value of the Private Warrants based primarily on the impacts of a lower closing Common Share price, which increases the probability of these Contingent Consent Warrants being issued under the Lind Consent terms.

Loss on debt extinguishment represents the loss incurred under Accounting Standards Codification (“ASC”) Topic 470, Debt, related to the convertible security issued to Lind (the “Lind III Convertible Security”) with a face value of $11.7 million (representing $10.0 million in funding plus an implied 8.5% interest rate per annum for the term of the Lind III Convertible Security) pursuant to the Convertible Security Funding Agreement, dated February 16, 2021, as amended by Amendment #1 to the Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind (as amended, the “Lind III Agreement”), as discussed in Note 9 to the consolidated financial statements included in Part II, Item 8 hereof.

Interest expense decreased in fiscal year 2023 as compared to fiscal year 2022 due to the impacts of conversions on the outstanding balance of the Lind III Convertible Security during fiscal year 2022, as well as the impact of debt extinguishment accounting as discussed in Note 9 to the consolidated financial statements included in Part II, Item 8 hereof, partially offset by Convertible Debenture interest expense incurred in fiscal year 2023.

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

Professional fees increased in fiscal year 2022 as compared to fiscal year 2021, primarily due to additional legal services related to SEC filings, including our shelf registration statement on Form S-3 filed in November 2021.

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

Loss on extinguishment for fiscal year 2021 represents the one-time loss incurred in connection with the December 18, 2020, conversion of a convertible note in the principal amount of approximately $1.9 million issued by the Company to Nordmin pursuant to a convertible note and warrant subscription agreement, dated as of December 18, 2020, between NioCorp and Nordmin (the “Nordmin Note”).

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

Interest expense increased in fiscal year 2022 as compared to fiscal year 2021 primarily due to the accretion of the Nordmin Note, which was issued in December 2020, as well as accretion of the Lind Convertible Security, which was issued in February 2021.

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

In connection with the Closing of the Transactions, the Company received net cash proceeds of $8.3 million, as follows:

Description	Amount
($000)
Net cash received from GXII trust account, after payment of direct and incremental transaction costs incurred by GXII	$2,168
Net proceeds from the Yorkville Convertible Debt Financing Agreement	14,857
Net cash costs incurred in connection with Yorkville Equity Facility Financing Agreement	(1,996)
NioCorp direct and incremental transaction costs	(6,715)
Net proceeds from Transactions	$8,314

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

As of June 30, 2023, the Company had cash of $2.3 million and working capital of $0.2 million, compared to cash of $5.3 million and working capital of $0.6 million on June 30, 2022. On September 1, 2023, the Company closed a non-brokered private placement (the “September 2023 Private Placement”) of units of the Company (the “September 2023 Units”). A total of 250,000 September 2023 Units were issued at a price per September 2023 Unit of $4.00, for total gross proceeds to the Company of $1.0 million. Each September 2023 Unit consists of one Common Share and one Common Share purchase warrant (“September 2023 Warrant”). Each September 2023 Warrant entitles the holder to acquire one Common Share at a price of $4.60 at any time prior to September 1, 2025. In addition, On September 12 and September 15, 2023, the Company issued 70,000 and 75,000 Common Shares, respectively, under the Yorkville Equity Facility Financing Agreement in exchange for $0.5 million in gross cash proceeds. NioCorp intends to use the net proceeds from these September financing transactions for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $11.8 million until June 30, 2024.

In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures through June 30, 2024 are expected to be approximately $685,000 per month where approximately $390,000 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $295,000 per month is planned for expenditures relating to the advancement of the Elk Creek Project by NioCorp’s majority owned subsidiary, ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it does not have sufficient cash on hand to continue to fund basic operations for the next twelve months, and additional funds totaling $8.0 million to $9.0 million, net of funds raised from the September financing transactions discussed above, are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. While the Yorkville Equity Facility Financing Agreement may provide the Company with access to additional capital, the Company may require additional capital to meet its cash need. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property and lease commitments are $20,000 through June 30, 2024. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2024, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On June 6, 2023, the Company announced that it had submitted an application to the Export-Import Bank of the United States (“EXIM”) for debt financing (the “EXIM Financing”) to fund the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative. The EXIM Financing is subject to, among other matters, the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation. There can be no assurance that the EXIM Financing will be completed on the terms described herein or at all.

Except for potential funding under the Yorkville Equity Facility Financing, discussed above, and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The Yorkville Convertible Debt Financing Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the Yorkville Convertible Debt Financing to repay related party debt or to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, ATM agreement or other continuous offering of Common Shares, other than with Yorkville, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement and the Yorkville Convertible Debt Financing Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our consolidated financial statements for the year ended June 30, 2023, disclose that substantial doubt exists as to our ability to continue in business. The consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. As defined under S-K 1300, we are a development stage issuer, and we have incurred losses since our inception. We may not have sufficient cash, including option and warrant exercises subsequent to June 30, 2023, to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. Recent worldwide events have created general global economic uncertainty as well as uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions. During fiscal year 2023, these events continued to create uncertainty with respect to overall project funding and timelines. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the year ended June 30, 2023, the Company’s operating activities consumed $17.3 million of cash (2022: $6.2 million and 2021: $4.7 million). The cash used in operating activities for fiscal year 2023 reflects the Company’s funding of losses of $40.1 million, the net fair value losses related to the Private Warrants and the Earnout Shares liabilities, share-based compensation, and other non-cash transactions. Overall, operational outflows during fiscal year 2023 increased from the corresponding period of 2022 due to cash expenses related to the Transactions and an increase in exploration-related spending at the Elk Creek Project. Overall, fiscal year 2023 operational outflows were higher than fiscal year 2022 due primarily to increased exploration expenditures. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

The Company had minimal investing activities during the years ended June 30, 2023 and 2022, respectively.

Financing Activities

Net cash provided by financing activities was $14.6 million in fiscal year 2023 (2022: $4.3 million and 2021: $18.1 million). This increase in financing inflows primarily reflects the timing of cash inflows from the financing transactions disclosed below.

The following is a discussion of significant financing transactions for fiscal year 2023:

●	On February 28, 2023, the non-revolving credit facility agreement, dated January 16, 2017, as amended, with Mark Smith, our Chief Executive Officer, President, and Executive Chairman (the “Smith Credit Agreement”) was amended to increase the borrowing limit to $4.0 million from the previous limit of $3.5 million. The Company subsequently drew down $1.13 million under the Smith Credit Agreement. On March 22, 2023, the Company repaid Mr. Smith $2.0 million, representing $159,000 of interest and $1.84 million of principal borrowed under the Smith Credit Agreement. This repayment was made out of funds transferred to the Company from the GXII trust account on the Closing Date. Subsequently, on May 31, 2023, the Company repaid Mr. Smith $1.31 million, representing $24,000 of interest and the remaining principal balance outstanding of $1.29 million.

●	In connection with the GXII Transaction, on January 26, 2023, NioCorp and Yorkville entered into the Yorkville Convertible Debt Financing Agreement, which was subsequently amended on February 24, 2023.

Pursuant to the Yorkville Convertible Debt Financing Agreement, at the Closing, Yorkville advanced a total amount of $15.36 million to NioCorp in consideration of the issuance by NioCorp to Yorkville of (i) $16.0 million aggregate principal amount of Convertible Debentures and (ii) the Financing Warrants, which are exercisable for up to 1,789,267 Common Shares for cash or, if at any time there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying Common Shares, on a cashless basis, at the option of the holder, at a price per Common Share of approximately $8.9422, subject to adjustment to give effect to any stock dividend, stock split, reverse stock split or similar transaction.

Each Convertible Debenture issued under the Yorkville Convertible Debt Financing Agreement is an unsecured obligation of NioCorp, matures on September 17, 2024, which maturity may be extended for one six-month period in certain circumstances at the option of NioCorp, and incurs a simple interest rate obligation of 5.0% per annum (which will increase to 15.0% per annum upon the occurrence of an event of default). The outstanding principal amount of, accrued and unpaid interest, if any, on, and premium, if any, on the Convertible Debentures must be paid by NioCorp in cash when the same becomes due and payable under the terms of the Convertible Debentures at their stated maturity, upon their redemption or otherwise.

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

The terms of the Convertible Debentures restrict the number of Convertible Debentures that may be converted during each calendar month by Yorkville at a Conversion Price below a fixed price equal to approximately $8.9422 (i.e., the quotient of $10.00 divided by 1.11829212 (being the number of Common Shares that were exchanged for each share of GXII at the Closing, after giving effect to the Reverse Stock Split)), subject to adjustment to give effect to any stock dividend, stock split, reverse stock split, recapitalization or similar event. The Convertible Debentures are subject to customary anti-dilution adjustments.

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

●	In connection with the GXII Transaction, on January 26, 2023, the Company and Yorkville entered into the Yorkville Equity Facility Financing Agreement.

Pursuant to the Yorkville Equity Facility Financing Agreement, Yorkville has committed to purchase up to $65.0 million of our Common Shares (the “Commitment Amount”), at our direction from time to time for a period commencing upon the Closing Date and ending on the earliest of (i) the first day of the month next following the 36-month anniversary of the Closing, (ii) the date on which Yorkville shall have made payment of the full Commitment Amount and (iii) the date that the Yorkville Equity Facility Financing Agreement otherwise terminates in accordance with its terms (the “Commitment Period”), subject to certain limitations and the satisfaction of the conditions in the Yorkville Equity Facility Financing Agreement. Pursuant to the terms of the Yorkville Equity Facility Financing Agreement, we issued 81,213 of our Common Shares (the “Commitment Shares”) to Yorkville as consideration for its irrevocable commitment to purchase Common Shares under the Yorkville Equity Facility Financing Agreement. Yorkville has since resold all of the Commitment Shares. On June 9, 2023, we issued and sold 100,000 Common Shares to Yorkville under the Yorkville Equity Facility Financing Agreement. Additionally, we are required to pay Yorkville an aggregate fee of $1,500,000 in cash (the “Cash Fee”), including $500,000 that we paid on the Closing Date and an additional $250,000 we have paid as of June 30, 2023. We will pay the remaining $750,000 balance in installments over a 12-month period following the Closing Date, provided that, we will have the right to prepay without penalty all or part of the remaining installments of the Cash Fee at any time. The Common Shares that may be sold pursuant to the Yorkville Equity Facility Financing Agreement would be purchased by Yorkville at a purchase price equal to 97% of the daily volume-weighted average price of the Common Shares on Nasdaq or such other principal U.S. market for the Common Shares if the Common Shares are ever listed or traded on the New York Stock Exchange or the NYSE American as reported by Bloomberg Financial Markets (or, if not available, a similar service provider of national recognized standing) during the applicable pricing period, which is a period during a single trading day or a period of three consecutive trading days, at the Company’s option and subject to certain restrictions, in each case, defined based on when an Advance Notice (as defined in the Yorkville Equity Facility Financing Agreement) is submitted, subject to certain limitations.

As of June 30, 2023, 100,000 Common Shares, representing $488,080 in net proceeds, had been issued under the Yorkville Equity Facility Financing Agreement.

●	On April 28, 2023, the Company issued and sold 314,465 Common Shares in a registered direct offering at a price of $6.36 per share. Net proceeds to the Company from the offering were approximately $1.8 million. NioCorp intends to use the net proceeds from the offering for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation.

The following is a discussion of significant financing transactions for fiscal year 2022:

●	On June 30, 2022, the Company closed a non-brokered private placement (the “June 2022 Private Placement”) of units (the “June 2022 Units”) of the Company. A total of 4,981,035 June 2022 Units were issued at a price per June 2022 Unit of C$0.96, for total gross proceeds to the Company of approximately C$4.8 million. Each June 2022 Unit consists of one Common Share and one common share purchase warrant (“June 2022 Warrant”). Each June 2022 Warrant entitles the holder to acquire one Common Share at a price of C$1.10 at any time prior to July 1, 2024. Proceeds of the June 2022 Private Placement will be used for continued advancement of the Company’s Elk Creek Critical Minerals Project and for working capital and general corporate purposes. The Company paid cash commissions of C$62,000 and 65,100 warrants (the “Finder Warrants”), having the same terms as the June 2022 Warrants, to finders outside of the United States. The Finder Warrants were valued at C$18,000 using a risk-free rate of 3.2%, expected volatility of 64% and expected life of two years.

●	On July 23, 2021, the Company repaid $358,000 to Mr. Smith, representing a partial principal repayment of $318,000 on the Smith Credit Agreement plus accrued interest.

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

Historically, the Company has used net proceeds from issuances of Common Shares to provide sufficient funds to meet its near-term exploration and development plans and other contractual obligations when due. However, development and construction of the Elk Creek Project will require substantial additional capital resources. This includes near-term funding and, ultimately, funding for Elk Creek Project construction and other costs. See “Liquidity and Capital Resources” above, for the Company’s discussion of arrangements related to possible future financings.

Debt Covenants

The Convertible Debentures contain events of default customary for instruments of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to NioCorp, all outstanding Convertible Debentures will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then any holder may declare all of its Convertible Debentures to be due and payable immediately. The Company obtained a waiver from Yorkville with respect to any acceleration rights it may have under the Convertible Debentures in connection with the restatements of the Company’s financial statements for the periods ended September 30, 2022, and December 31, 2022, and the delay in filing the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. The Yorkville Convertible Debt Financing Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the Yorkville Convertible Debt Financing to repay related party debt or to enter into any variable rate transaction other than with Yorkville, subject to certain exceptions. The Company was in compliance with these covenants as of June 30, 2023.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2023 and 2022, we had accrued $48,000 and $48,000, respectively, related to estimated environmental obligations.

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

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

We believe that our most critical accounting estimates are related to the carrying value of our long term assets; accounting for income taxes and the valuation of deferred tax assets; and the valuation of warrants and earnout shares, as they require us to make assumptions that are highly uncertain at the time the accounting estimates are made and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our consolidated financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

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

Income Taxes

We have assets, hold interests, and conduct activities in the U.S. and Canada and are subject to their tax regimes. Tax laws are complex and continue to evolve. While we have a history of losses, our assumptions made in tax returns are subject to review and interpretation by taxing authorities and could be modified. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We consider factors such as the cumulative income or loss in recent years; reversal of deferred tax liabilities; projected future taxable income exclusive of temporary differences; the character of the income tax asset, including income tax positions; tax planning strategies and the period over which we expect the deferred tax assets to be recovered in the determination of the valuation allowance. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Earnout Shares and Private Warrants

The fair values of our Earnout Shares liability and Private Warrants liability were determined using various significant unobservable inputs, including a discount rate and our best estimate of expected volatility and expected holding periods. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations. See Note 10 and 11c to our consolidated financial statements included in this Annual Report on Form 10-K for additional details.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of October 6, 2023, is set out below, on a fully diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	32,913,419
Vested Shares[1]	4,565,808
Stock options[2]	1,319,000
Warrants[3]	19,066,304
Convertible Debt[4]	2,480,900

[1]	Each exchangeable into one Common Share at any time, and from time to time, until the tenth anniversary of the Closing Date.

[2]	Each exercisable into one Common Share.

[3]	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares, and 3,399,678 Warrants that are each exercisable into one Common Share.

[4]	Represents Common Shares issuable on conversion of Convertible Debentures with an aggregate outstanding principal and accrued interest balance of $8.16 million as of October 6, 2023, assuming a market price per Common Share of $3.66 on that date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign currency exchange risk

The company incurs expenditures in both U.S. and Canadian dollars. Canadian dollar expenditures are primarily related to engineering and metallurgical expenses, as well as certain professional services. As a result, currency exchange fluctuations may impact the costs of our operating activities. To reduce this risk, we maintain sufficient cash balances in Canadian dollars to fund expected near-term expenditures.

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

Shareholders and Board of Directors

NioCorp Developments Ltd.

Centennial, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NioCorp Developments, Ltd. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Certain Financing Transactions

As described in Notes 1 and 9 to the consolidated financial statements, the Company entered into the following financing transactions during the year ended June 30, 2023:

●	On September 25, 2022, the Company and Lind Global Asset Management III, LLC (“Lind”) entered into the waiver and consent agreement (the “Lind Consent”). As consideration for entering into the Lind Consent, Lind received, amongst other things: the right to receive a cash payment; and the right to receive additional warrants (the “Contingent Consent Warrants”) if certain contingencies are met on the date that is 18 months following the closing date.

●	On January 26, 2023, the Company entered into a definitive agreement with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (together with YA II PN, Ltd., “Yorkville”). Pursuant to the definitive agreement, at the closing, Yorkville advanced a total amount of $15.36 million to the Company in consideration for $16 million aggregate principal amount of unsecured convertible debentures (the “Yorkville Convertible Debt”) and common share purchase warrants (the “Financing Warrants”).

We identified the accounting treatment of these transactions and the inputs and valuation model used in estimating the fair value of the Contingent Consent Warrants as a critical audit matter. The principal considerations for our determination were: (i) the evaluation of the accounting treatment for the Lind Consent as to whether this agreement resulted in a debt modification or extinguishment based on the analysis of cash flows, (ii) the evaluation of the potential derivatives that may require bifurcation from the Yorkville Convertible Debt and evaluation of the appropriate accounting treatment, and (iii) the evaluation of the inputs and valuation model used in estimating the fair value of the Contingent Consent Warrants. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Reviewing and analyzing the terms of the agreements associated with each transaction.

●	Reviewing and analyzing the changes in cash flows for the Lind financing transaction.

●	Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in: (i) evaluating relevant contract terms of the financing transactions in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.

●	Utilizing personnel with specialized knowledge and skill to assist in analyzing the Company’s inputs and valuation model used in estimating the fair value for the Contingent Consent Warrants.

GX Acquisition Corp. II Transaction

As discussed in Notes 1, 5, 10, and 11 on March 17, 2023 (the “Closing Date”), the Company closed the GXII Transaction with GX Acquisition Corp. II (“GXII”), pursuant to the Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”).

In connection with the closing, pursuant to the Business Combination Agreement, the Company assumed the GXII Warrant Agreement and each GXII Warrant thereunder that was issued and outstanding immediately prior to the Closing Date was converted into one Company assumed warrant. The Company’s private warrants are required to be accounted for as a liability and are subject to remeasurement at each balance sheet date, with a June 30, 2023 value of $3.3 million.

Certain shares of Class B common stock of Elk Creek Resource Corporation (“ECRC”) (the “Earnout Shares”) are subject to certain vesting conditions. The Earnout Shares are required to be accounted for as a liability and are subject to remeasurement at each balance sheet date, with a June 30, 2023 value of $10.5 million.

We identified the accounting treatment of the GXII Transaction and the inputs and valuation models used in estimating the fair value of the private warrants and Earnout Shares included in the GXII Transaction as a critical audit matter. The principal considerations for our determination were: (i) the evaluation of the accounting treatment for the GXII Transaction, including the accounting for the private warrants and Earnout Shares, and (ii) the evaluation of the inputs and valuation models used in estimating the fair value of both the private warrants and Earnout Shares. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Reviewing and analyzing the terms of the agreements associated with the GXII Transaction.

●	Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in: (i) evaluating relevant contract terms in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.

●	Utilizing personnel with specialized knowledge and skill to assist in analyzing the Company’s inputs and valuation models used in estimating the fair value for both the private warrants and Earnout Shares.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

Spokane, Washington

October 6, 2023

NioCorp Developments Ltd.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data)

		As of June 30,
	Note	2023	2022
ASSETS
Current
Cash and cash equivalents		$2,341	$5,280
Prepaid expenses and other		1,385	402
Total current assets		3,726	5,682
Non-current
Deposits		35	35
Investment in equity securities		9	10
Right-of-use assets	14	236	94
Land and buildings, net	6	839	850
Mineral properties	7	16,085	16,085
Total assets		$20,930	$22,756

LIABILITIES
Current
Accounts payable and accrued liabilities	8	$3,491	$817
Related party loan	12	-	2,000
Convertible debt, current portion	9	-	2,169
Operating lease liability	14	71	82
Total current liabilities		3,562	5,068
Non-current
Convertible debt	9	10,561	-
Warrant liabilities, at fair value	9, 11c	4,989	-
Earnout liability, at fair value	10	10,521	-
Operating lease liability	14	164	23
Total liabilities		29,797	5,091
Commitments and contingencies	3k, 13
Redeemable noncontrolling interest	10	2,100	-
SHAREHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value, unlimited shares authorized; 31,202,131 and 27,667,060 shares outstanding as of June 30, 2023 and 2022, respectively	11	140,421	129,055
Accumulated deficit		(150,477)	(110,397)
Accumulated other comprehensive loss		(911)	(993)
Total shareholders’ (deficit) equity		(10,967)	17,665
Total liabilities, redeemable noncontrolling interest, and shareholders’ (deficit) equity		$20,930	$22,756

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data)

		For the year ended June 30,
	Note	2023	2022	2021
Operating expenses
Employee related costs		$2,323	$2,150	$1,655
Professional fees		2,581	684	386
Exploration expenditures	13	5,348	3,309	1,056
Other operating expenses		27,158	1,653	995
Total operating expenses		37,410	7,796	4,092
Change in fair value of earnout shares liability	10	(2,674)	-	-
Change in fair value of warrant liabilities	9,11c	1,414	-	-
Loss on debt extinguishment	9	1,922	-	163
Interest expense	9,12	2,336	2,827	1,543
Foreign exchange loss (gain)		216	258	(725)
Other gains		(13)	-	(208)
Change in financial instrument fair value		-	-	(32)
Loss (gain) on equity securities		1	6	(9)
Loss before income taxes		40,612	10,887	4,824
Income tax benefit	15	(304)	-	-
Net loss		40,308	10,887	4,824
Net loss attributable to redeemable noncontrolling interest	10	228	-	-
Net loss attributable to the Company		$40,080	$10,887	$4,824

Other comprehensive loss:
Net loss		$40,308	$10,887	$4,824
Other comprehensive (gain) loss:
Reporting currency translation		(82)	(166)	804
Total comprehensive loss		40,226	10,721	5,628
Comprehensive loss attributable to redeemable noncontrolling interest		228	-	-
Comprehensive loss attributable to the Company		$39,998	$10,721	$5,628

Loss per common share, basic and diluted	3o	$1.34	$0.41	$0.20

Weighted average common shares outstanding		28,705,840	26,373,722	24,196,711

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

		For the year ended June 30,
	Note	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(40,308)	$(10,887)	$(4,824)
Adjustments for:
Initial valuation of earnout shares liability		13,195	-	-
Change in valuation of earnout shares liability		(2,674)	-	-
Initial valuation of warrant liabilities		2,987	-	-
Accretion of convertible debt		2,157	2,619	1,100
Share-based compensation		1,794	1,745	797
Loss on debt extinguishment		1,422	-	163
Change in valuation of warrant liabilities		1,414	-	-
Yorkville share issuances		663	-	-
Foreign exchange loss (gain)		200	329	(661)
Depreciation		3	3	-
Unrealized loss (gain) on equity securities		1	6	(9)
Noncash lease activity		(12)	(7)	30
Other gains	6	(13)	-	(196)
Change in financial instrument fair value		-	-	(32)
		(19,171)	(6,192)	(3,632)
Change in working capital items:
Prepaid expenses		(985)	(377)	9
Accounts payable and accrued liabilities		2,861	419	(1,103)
Net cash used in operating activities		(17,295)	(6,150)	(4,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights		-	-	(5,468)
Acquisition of land and buildings		-	(16)	(837)
Proceeds from sale of assets		21	-	-
Net cash provided by (used in) investing activities		21	(16)	(6,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debt, net of costs		14,857	-	9,477
Proceeds from issuance of capital stock		2,499	4,737	10,677
Related party debt draws		1,130	-	-
Related party debt repayments		(3,130)	(318)	(1,500)
Loan repayments		(515)	-	(406)
Share issue costs		(204)	(118)	(174)
Net cash provided by financing activities		14,637	4,301	18,074
Exchange rate effect on cash and cash equivalents		(302)	(172)	(33)
Change in cash and cash equivalents during period		(2,939)	(2,037)	7,010
Cash and cash equivalents, beginning of period		5,280	7,317	307
Cash and cash equivalents, end of period		$2,341	$5,280	$7,317

Supplemental cash flow information:
Amounts paid for interest		$264	$252	$873
Amounts paid for income taxes		-	-	-
Non-cash investing and financing transactions:
Conversion of debt for common shares		$5,175	$8,807	$3,106
Recognition of operating lease liabilities		199	-	231
Derecognition of operating lease liabilities		-	-	(22)
Accounts payable to note conversion		-	-	1,640
Value of warrants issued		3,337	-	1,795

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ (Deficit) Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2020	23,592,571	$97,682	$(94,686)	$(355)	$2,641	$-
Exercise of warrants	910,628	5,338	-	-	5,338	-
Exercise of options	295,229	215	-	-	215	-
Fair value of warrants granted	-	1,795	-	-	1,795	-
Private placement – May 2021	433,415	5,124	-	-	5,124	-
Debt conversions	406,151	3,106	-	-	3,106	-
Share issuance costs	-	(175)	-	-	(175)	-
Share-based compensation	-	797	-	-	797	-
Reporting currency presentation	-	-	-	(804)	(804)	-
Loss for the year	-	-	(4,824)	-	(4,824)	-
Balance, June 30, 2021	25,637,994	$113,882	$(99,510)	$(1,159)	$13,213	$-
Exercise of warrants	87,175	543	-	-	543	-
Exercise of options	205,153	483	-	-	483	-
Fair value of warrants granted	-	14	-	-	14	-
Private placement – June 2022	498,103	3,711	-	-	3,711	-
Debt conversions	1,238,635	8,807	-	-	8,807	-
Share issuance costs	-	(130)	-	-	(130)	-
Share-based compensation	-	1,745	-	-	1,745	-
Reporting currency presentation	-	-	-	166	166	-
Loss for the year	-	-	(10,887)	-	(10,887)	-
Balance, June 30, 2022	27,667,060	$129,055	$(110,397)	$(993)	$17,665	$-
Exercise of options	265,138	11	-	-	11	-
Fair value of warrants granted	-	3,338	-	-	3,338	-
Common Shares issued in the GXII Transaction	1,753,821	-	-	-	-	-
Commitment shares issued	81,213	650	-	-	650	-
Registered direct offering – May 2023	314,465	2,000	-	-	2,000	-
Shares issued under the Yorkville equity facility	100,000	501	-	-	501	-
Debt conversions	1,020,434	5,604	-	-	5,604	-
Share issuance costs	-	(204)	-	-	(204)	-
Redeemable noncontrolling interest	-	(2,328)	-	-	(2,328)	2,328
Share-based compensation	-	1,794	-	-	1,794	-
Reporting currency presentation	-	-	-	82	82	-
Loss for the year	-	-	(40,080)	-	(40,080)	(228)
Balance, June 30, 2023	31,202,131	$140,421	$(150,477)	$(911)	$(10,967)	$2,100

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

1.	DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (the “Company” or “NioCorp”) was incorporated on February 27, 1987, under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in North America, specifically, the Elk Creek Niobium/Scandium/Titanium property (the “Elk Creek Project”) located in southeastern Nebraska.

As further discussed in Notes 5, 9, 10, and 11, on March 17, 2023 (the “Closing Date”), the Company closed the GXII Transaction (as defined below) with GX Acquisition Corp. II (“GXII”), pursuant to the Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GXII and Big Red Merger Sub Ltd (the “Closing”). At the Closing, the Company also closed convertible debt financings (the “Yorkville Convertible Debt Financing”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (together with YA II PN, Ltd., “Yorkville”), and the standby equity purchase facility with Yorkville (the “Yorkville Equity Facility Financing” and, together with the Yorkville Convertible Debt Financing, the “Yorkville Financings”) became effective. The transactions contemplated by the Business Combination Agreement, including the GXII Transaction, the Yorkville Financings and the Reverse Stock Split (as defined below), are referred to, collectively, as the “Transactions.”

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

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

These consolidated financial statements have been prepared in conformity with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission. The consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. Certain transactions include reference to Canadian dollars (“C$”) where applicable.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

These consolidated financial statements include the accounts of the Company and the subsidiaries listed in the following table. All intercompany transactions and balances have been eliminated.

	Jurisdiction of incorporation	Ownership at June 30,
		2023	2022
0896800 BC Ltd. (“0896800”)	British Columbia, Canada	100%	100%
Elk Creek Resources Corp.	Nebraska, USA	N/A	100% by 0896800
Elk Creek Resources Corp. (“ECRC”)	Delaware, USA	100% of the Class A common stock by 0896800	N/A

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, convertible debt valuations, earnout valuation, warrant liabilities, and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds. The Company maintains the majority of its cash balances with two financial institutions. Accounts at banks in the United States (“U.S.”) are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to C$100. At June 30, 2023 and 2022, the Company had $1,717 and $4,721 in excess of the FDIC and CDIC insured limits, respectively.

c)	Foreign Currency Translation

Functional and reporting currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”).

The reporting currency for these consolidated financial statements is U.S. dollars.

Change in functional currency

Prior to March 17, 2023, the Company’s functional currency was the Canadian dollar. The Company re-assessed its functional currency and determined that on March 17, 2023, its functional currency changed from the Canadian dollar to the U.S. dollar based on significant changes in economic facts and circumstances in our organization. The change in functional currency was accounted for prospectively from March 17, 2023 and prior-period consolidated financial statements were not restated for the change in functional currency.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

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

Translation to reporting currency

Translation gains and losses from the application of the U.S. dollar as the reporting currency for all periods prior to March 17, 2023 (when the Canadian dollar was the functional currency) are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

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

The recoverability of the carrying values of mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes. We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, an impairment loss will be recorded. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value. There was no impairment recorded to mineral properties as of June 30, 2023 or 2022, respectively.

e)	Long Lived Assets

Long-lived assets, other than mineral properties, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment recorded to long-lived assets as of June 30, 2023 or 2022, respectively.

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

g)	Warrants

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

h)	Earnout Shares

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

i)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, equity securities, accounts payable and accrued liabilities, convertible debt and the related party loan. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these instruments approximate their carrying value unless otherwise noted.

j)	Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents, The Company holds investments or maintains available cash primarily in two commercial banks located in Vancouver,

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

British Columbia and Santa Clara, California. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

k)	Asset Retirement Obligation

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration and evaluation activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense and has accrued $48 as an accrued liability related to estimated obligations as of June 30, 2023 (2022 - $48).

Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early-stage nature of the Elk Creek Project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed becomes available. Changes in estimates are reflected in the consolidated statement of operations and comprehensive loss in the period an estimate is revised.

l)	Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25, “Income Taxes – Recognition.” Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. ASC 740-10-50, “Income Taxes – Disclosure,” requires the Company to evaluate its income tax positions and recognize a liability for uncertain tax positions that are not more likely than not to be sustained by tax authorities. As of June 30, 2023 and 2022, the Company believes it had no income tax uncertainties that required recognition of a liability. If the Company were to determine that uncertain tax positions meet the criteria for recognition, an estimated liability and related interest and penalties would be recognized as income tax expense.

m)	Reverse Stock Split

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

n)	Redeemable Noncontrolling Interest

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

o)	Basic and Diluted Per Share Disclosure

Basic earnings (loss) per share represents net earnings (loss) attributable to common shareholders divided by the weighted average number of Common Shares outstanding during the period. The Company considers Vested Shares and Released Earnout Shares (each as defined in Note 10), to be participating securities, requiring the use of the two-class method. Diluted earnings (loss) per share represents net earnings (loss) attributable to common shareholders divided by the weighted average number of Common Shares outstanding, inclusive of the dilutive impact of all potentially dilutive securities outstanding during the period, as applicable.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

	For the year ended June 30,
	2023	2022	2021
Net loss	$40,308	$10,887	$4,824
Adjust: Net loss attributable to noncontrolling interest	(251)	-	-
Net loss available to participating securities	40,057	10,887	4,824
Net loss attributable to Vested Shares	(1,528)	-	-
Net loss attributed to common shareholders - basic and diluted	$38,529	$10,887	$4,824
Denominator:
Weighted average shares outstanding – basic and diluted	28,705,840	26,373,722	24,196,711

Loss per Common Share outstanding – basic and diluted	$1.34	$0.41	$0.20

The following shares underlying options, warrants, and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the years ended June 30, 2023 and 2022, as indicated below.

	For the year ended June 30,
	2023	2022	2021
Excluded potentially dilutive securities (1)(2):
Options	1,541,500	1,446,400	1,596,500
Warrants	18,816,304	1,851,622	1,434,186
Convertible debt	2,871,660	415,200	1,455,700
Total potentially dilutive securities	23,229,464	3,713,222	4,486,386

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

(2)	Earnout Shares (as defined below) are excluded as the vesting terms were not met as of the end of the reporting period.

p)	Share Based Compensation

The Company grants stock options to directors, officers, employees, and business advisors. Option terms and vesting conditions are at the discretion of the Board of Directors. Prior to March 21, 2023, the option exercise price was equal to the closing market price on The Toronto Stock Exchange (the “TSX”) on the day preceding the date of grant. Effective March 21, 2023, the option exercise price is equal to the closing market price on the Nasdaq Stock Market LLC (“Nasdaq”) on the day preceding the date of the grant.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company recognizes forfeitures as they occur.

q)	Recent Accounting Standards

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

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

r)	Revision of Financial Statements (Unaudited)

During the fourth quarter of fiscal year 2023, the Company determined that it had used an incorrect strike price while valuing the Private Warrants (as defined below in Note 11c) at both the March 17, 2023, issuance date and as of March 31, 2023. This resulted in an overstatement of other operating expenses, at fair value, and an understatement of change in fair value of warrant liabilities in condensed consolidated statement of operations and comprehensive loss for both the three- and nine-month periods ended March 31, 2023. In addition, warrant liabilities, at fair value and accumulated deficit were overstated and understated, respectively, as of March 31, 2023.

The Company determined that these errors were immaterial to the previously issued consolidated financial statements, and as such no restatement was necessary. Periods not presented herein will be revised, as applicable, in future filings.

The effects of the revision on the previously issued consolidated financial statements are as follows:

Revision Impacts to the Condensed Consolidated Balance Sheet (unaudited)

As of March 31, 2023

	As Previously Reported	Revision Impacts	Revised
Warrant liabilities, at fair value	$5,303	$(665)	$4,638
Total liabilities	34,735	(665)	34,070
Accumulated deficit	(146,046)	665	(145,381)
Total shareholders’ deficit	(12,512)	665	(11,847)

Revision Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Three Months Ended March 31, 2023

	As Previously Reported	Revision Impacts	Revised
Other operating expense	$26,220	$(861)	$25,359
Total operating expenses	29,192	(861)	28,331
Change in fair value of warrant liability	784	196	980
Loss before income taxes	29,621	(665)	28,956
Net loss	29,435	(665)	28,770
Net loss attributable to the Company	29,343	(665)	28,678
Total comprehensive loss	29,323	(665)	28,658
Comprehensive loss attributable to the Company	29,231	(665)	28,566
Loss per common share, basic and diluted	$1.00	$(0.02)	$0.98

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

Revision Impacts to the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited)

For the Nine Months Ended March 31, 2023

	As Previously Reported	Revision Impacts	Revised
Other operating expense	$26,888	$(861)	$26,027
Total operating expenses	33,475	(861)	32,614
Change in fair value of warrant liability	868	196	1,064
Loss before income taxes	35,927	(665)	35,262
Net loss	35,741	(665)	35,076
Net loss attributable to the Company	35,649	(665)	34,984
Total comprehensive loss	35,659	(665)	34,994
Comprehensive loss attributable to the Company	35,567	(665)	34,902
Loss per common share, basic and diluted	$1.26	$(0.02)	$1.24

Revision Impacts to the Condensed Consolidated Statement of Cash Flows (unaudited)

For the Nine Months Ended March 31, 2023

	As Previously Reported	Revision Impacts	Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(35,741)	$665	$(35,076)
Initial valuation of warrants	3,848	(861)	2,987
Change in fair value of warrants	868	196	1,064

4.	GOING CONCERN ISSUES

The Company incurred a net loss of $40,080 for the year ended June 30, 2023 (2022 - $10,887 and 2021 - $4,824) and had an accumulated deficit of $150,477 as of June 30, 2023. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of June 30, 2023, the Company had cash and cash equivalents of $2,341 which is not sufficient to fund normal operations for the next twelve months without deferring payment on certain liabilities or raising additional funds. In addition, the Company will be required to raise additional funds for construction and commencement of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures, which have historically averaged approximately $2,350 per quarter over the preceding three-year period, is dependent on management’s ability to secure additional financing. NioCorp expects to have access to up to $62,577 in net proceeds from the Yorkville Equity Facility Financing through April 1, 2026, as discussed in Note 11d. Management is actively pursuing additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the potential issuance of Common Shares under the Yorkville Equity Facility Financing Agreement, the Company did not have any further funding commitments or arrangements for additional financing as of June 30, 2023. These consolidated financial statements do not give effect to any adjustments required to realize the Company’s assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, after the Closing, the shares of Class B common stock of ECRC are exchangeable into Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. See Note 10 for additional information regarding the Class B common stock of ECRC.

●	NioCorp assumed GXII’s obligations under the agreement (the “GXII Warrant Agreement”) governing the GXII share purchase warrants (the “GXII Warrants”) and issued an aggregate of 15,666,626 warrants (the “NioCorp Assumed Warrants”) to purchase up to an aggregate of 17,519,864 Common Shares. See Note 11c for additional information regarding the NioCorp Assumed Warrants.

After the distribution of funds to GXII redeeming shareholders and prior to paying transaction costs incurred by GXII, $15,676 became available to the Company. The following table summarizes the elements of the GXII Transaction allocated to the Consolidated Statements of Operations and Comprehensive Loss:

Amount
Gross cash proceeds, net of transaction costs incurred by GXII	$2,168
Less:
Cash costs associated with the Transactions:
Net liabilities assumed	392
Yorkville Equity Facility Financing Agreement – cash costs	1,996
Transaction costs expensed	6,715
Non-cash costs associated with the Transactions:
Private Warrants assumed at fair value	2,987
Earnout Shares assumed at fair value	13,195
Yorkville Equity Facility Financing Agreement – shares issued	650
Total transaction related losses incurred	$23,767

The number of Common Shares issued and outstanding immediately following the consummation of the Transactions were as follows:

	Common Shares	Percentage
Legacy NioCorp Shareholders	28,246,621	93.90%
Former GXII Class A Shareholders[1]	1,753,821	5.83%
Other[2]	81,213	0.27%
Total Common Shares Outstanding Upon Completion of Transactions	30,081,655	100%

1	Includes 83,770 Common Shares issued to BTIG, LLC in exchange for Class A shares of GXII that it received as partial payment for advisory services.
2	Represents Commitment Shares (as defined in Note 11d) issued under the Yorkville Equity Facility Financing Agreement.

In connection with the GXII Transaction, the Company also closed the Yorkville Convertible Debt Financing and the Yorkville Equity Facility Financing, as discussed in Notes 9 and 11d.

6.	LAND AND BUILDINGS, NET

	As of June 30,
	2023			2022
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$807	$-	$807	$811	$-	$811
Buildings and other	41	9	32	45	6	39
	$848	$9	$839	$856	$6	$850

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

In October 2022, the Company entered into an agreement with the State of Nebraska (the “State”) to sell a strip of Company-owned land totaling approximately 1.27 acres located adjacent to State Highway 50 in connection with highway improvements to be completed by the State, for $21, inclusive of estimated fence replacement costs. The Company retained ownership of the mineral rights associated with this 1.27-acre parcel. The Company recorded a gain on this sale of $13 in other gains in the consolidated statement of operations and comprehensive loss.

7.	MINERAL PROPERTIES

During the year ended June 30, 2011, the Company completed the acquisition of the Elk Creek property through a share exchange agreement with 0859404 BC Ltd, a Canadian company, which owned all the issued and outstanding shares of ECRC. The Company issued 1,899,053 Common Shares to acquire all of the issued and outstanding shares of 0859404 BC Ltd. and issued 103,434 Common Shares as a finder’s fee with respect to the acquisition. The transaction did not meet the definition of a business acquisition, as set forth in ASC 805, “Business Combinations,” and therefore was accounted for as a purchase of assets. The acquisition price was based on the market value of the Company’s Common Shares on the closing date and total consideration given was C$13,246, including associated deferred tax impacts of C$4,736.

On April 23, 2021, ECRC formally closed the purchase of two parcels of land and associated buildings and mineral rights in Johnson County, Nebraska, associated with the Elk Creek Project, pursuant to an Amended and Restated Option to Purchase, dated as of April 29, 2020 (the “Option Agreement”). Pursuant to the terms of the Option Agreement, the Owner sold, transferred, conveyed and assigned all of the rights, privileges, title and interest in and to the real property to ECRC, including any associated mineral rights. The Option Agreement provided for a purchase price calculated based on the appraised value per acre of the parcels of land, the mineral rights and the structures erected on the land. The purchase price was approximately $6,300, including indirect costs of $57. Of this amount, $837 was allocated to land and buildings and the remaining $5,468 was allocated to mineral properties as costs related to mineral rights acquisition.

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

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of June 30,
	2023	2022
Accounts payable, trade	$1,990	$115
Trade payable accruals	1,324	654
Income taxes payable	101	-
Environmental accruals	48	48
Loan origination fees payable to related party	28	-
Total accounts payable and accrued liabilities	$3,491	$817

9.	CONVERTIBLE DEBT

	As of June 30,
	2023	2022
Current Portion:
Lind III convertible security	$-	$2,169
Noncurrent Portion:
Yorkville convertible debentures	$10,561	$-

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

Lind III Convertible Security

On February 16, 2021, the Company issued to Lind Global Asset Management III, LLC (“Lind”), an entity managed by The Lind Partners, the convertible security (the “Lind III Convertible Security”) pursuant to the Convertible Security Funding Agreement, dated February 16, 2021, as amended by Amendment #1 to the Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind (as amended, the “Lind III Agreement”). The Lind III Convertible Security had a face value of $11,700 (representing $10,000 in funding plus an implied 8.5% interest rate per annum for the term of the Lind III Convertible Security). After deducting a $350 commitment fee as set forth in the Lind III Agreement, NioCorp received net proceeds of $9,650 from the funding of the Lind III Convertible Security. The Company used a portion of the proceeds from the funding of the Lind III Convertible Security to purchase a key land parcel associated with the Company’s Elk Creek Project, with the remainder spent for general corporate purposes.

The Lind III Convertible Security had a term of (i) 24 months or (ii) 30 calendar days after the date on which the face value of the Lind III Convertible Security is nil due to such amount having been fully converted and/or fully repaid (including with any applicable premium) in accordance with the terms of the Lind III Agreement, whichever is earlier.

Pursuant to the Lind III Agreement, Lind was entitled to convert the Lind III Convertible Security into Common Shares in monthly installments over its term at a price per Common Share equal to 85% of the volume-weighted average price Common Shares on the TSX for the five trading days immediately preceding to the date on which Lind provides notice to the Company of its election to convert. The Lind III Agreement provided that Common Shares issuable upon conversion, together with the number of Common Shares issued upon exercise of Warrants, shall not exceed 4,358,800 Common Shares.

On February 19, 2021, in connection with the funding and issuance of the Lind III Convertible Security, the Company issued 855,800 Common Share purchase warrants, exercisable at a price per Common Share of C$9.70, expiring February 19, 2025 (the “Lind III Warrants”), to Lind pursuant to the Lind III Agreement.

The Company identified embedded derivatives in the Lind III Convertible Security that were evaluated to be immaterial at both the closing date and at June 30, 2022.

The Company allocated the net proceeds of $9,477 from the Lind III Convertible Security as follows:

●	$1,712 was allocated to Common Stock, representing the fair value of the Lind III Warrants based on the Black Scholes pricing model using a risk-free interest rate of 0.40%, an expected dividend yield of 0%, a volatility of 51.60%, and an expected life of 4.0 years.

●	$7,938 was allocated to the convertible debt liability. Transaction costs of $173, in addition to a commitment fee of $350, were recognized as a direct deduction from the debt liability, resulting in a net opening balance of $7,765. This balance was accreted up to the face value of the Lind III Convertible Security at maturity using the effective interest method and recorded as non-cash interest expense in the consolidated statement of operations and comprehensive loss.

Changes in the Lind III Convertible Security are as follows:

	For the year ending June 30,
	2023	2022
Beginning balance	$2,169	$7,234
Fair value increase due to debt extinguishment	201	-
Conversions	(1,950)	(7,635)
Accretion expense	95	2,570
Payment at maturity	(515)	-
Balance, end of period	$-	$2,169

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

On September 25, 2022, the Company and Lind entered into the Waiver and Consent Agreement, dated September 25, 2022, between the Company and Lind (the “Lind Consent”), which included the following principal terms: (i) the consent of Lind to the GXII Transaction disclosed in Note 5 and Yorkville Financings disclosed below and in Note 11d, including all actions taken by NioCorp as set out in the Business Combination Agreement to permit the completion of the Transactions; (ii) the consent of Lind to NioCorp’s expected cross-listing to the Nasdaq and the consolidation of the Common Shares in order to meet the minimum listing requirements thereof; (iii) the waiver of Lind of its participation right for up to 15% of the total offering in the Yorkville Equity Facility Financing; and (iv) the waiver of Lind of certain restrictive covenants in the Lind III Agreement.

As consideration for entering into the Lind Consent, Lind received, amongst other things: (i) the right to receive a payment of $500, which would have been reduced to $200 if the Transactions had not been consummated on or before April 30, 2023 (collectively, the “Consent Payment”); (ii) an extension of its existing participation rights under the Lind III Agreement in future financings of NioCorp for a further two-year period, subject to certain exceptions as well as an extension of such participation rights beyond the additional two-year period if Yorkville or any affiliate is a party to any such applicable transaction; and (iii) the right to receive additional Warrants (the “Contingent Consent Warrants”) if on the date that is 18 months following the Closing Date, the closing trading price of the Common Shares on the TSX or such other stock exchange on which such shares may then be listed, is less than C$10.00 (on a post-Reverse Stock Split basis), subject to adjustments. The number of Contingent Consent Warrants to be issued, if any, is based on the Canadian dollar equivalent (based on the then current Canadian to US dollar exchange rate as reported by Bloomberg, LP) of $5,000 divided by the five-day volume weighted average price of the Common Shares on the date of issuance. Further, the number of Contingent Consent Warrants issued will be proportionately adjusted based on the percentage of Warrants currently held by Lind that are exercised, if any, prior to the issuance of any Contingent Consent Warrants. The Lind Consent was signed as an amendment to the existing Lind III Agreement.

Management determined that the Lind Consent should be evaluated using ASC 470, which requires an evaluation of the contract amendment under debt modification guidance. The Company performed a comparison of the discounted cash flows of the Lind III Convertible Security pursuant to the existing Lind III Agreement and pursuant to the Lind III Agreement as amended by the Lind Consent and determined that a debt extinguishment loss of $201 had occurred. Further, ASC 470 requires that the minimum estimated Consent Payment of $200 also be included in the calculation of the initial loss on debt extinguishment. The Company also evaluated the Contingent Consent Warrant feature included in the Lind Consent and determined that the Contingent Consent Warrants meet the criteria to be considered separate, freestanding instruments, should be accounted for as a liability under ASC 480, and should be booked at fair value on the date of the Lind Consent, with subsequent changes in valuation recorded as a non-operating gain or loss in the consolidated statement of operations and comprehensive loss. The following table summarizes the components of the initial loss and final loss on extinguishment:

Component of loss	Amount
Minimum Consent Payment at inception	$200
Loss on debt extinguishment	201
Initial fair value of Contingent Consent Warrants	1,221
Initial loss on debt extinguishment	1,622
Additional Consent Payment booked[1]	300
Total loss on debt extinguishment	$1,922

1	Represents the difference between the accrual of the minimum Consent Payment at September 25, 2022 and the actual payment made on March 17, 2023.

The change in the fair value of the Contingent Consent Warrants is presented below:

Amount
Initial valuation, September 25, 2022	$1,221
Change in valuation	489
Valuation at June 30, 2023	$1,710

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

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

Key Valuation Input	September 25, 2022	June 30, 2023
Share price on valuation date	$7.82	$5.03
Volatility	62.4%	63.0%
Risk free rate	3.93%	4.11%
Probability of issuance	59.4%	80.8%

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

Each Convertible Debenture issued under the Yorkville Convertible Debt Financing Agreement is an unsecured obligation of NioCorp, has an 18-month term from the Closing Date, which may be extended for one six-month period in certain circumstances at the option of NioCorp, and incurs a simple interest rate obligation of 5.0% per annum (which will increase to 15.0% per annum upon the occurrence of an event of default). The outstanding principal amount of, accrued and unpaid interest, if any, on, and premium, if any, on the Convertible Debentures must be paid by NioCorp in cash when the same becomes due and payable under the terms of the Convertible Debentures at their stated maturity, upon their redemption or otherwise.

Subject to certain limitations contained within the Yorkville Convertible Debt Financing Agreement and the Convertible Debentures, including those as described below, holders of the Convertible Debentures will be entitled to convert the principal amount of, and accrued and unpaid interest, if any, on each Convertible Debenture, in whole or in part, from time to time over their term, into a number of Common Shares equal to the quotient of the principal amount and accrued and unpaid interest, if any, being converted divided by the Conversion Price. The “Conversion Price” means, as of any Conversion Date (as defined below) or other date of determination, the greater of (i) 90% of the average of the daily U.S. dollar volume-weighted average price of the Common Shares on the principal U.S. market for the Common Shares as reported by Bloomberg Financial Markets during the five consecutive trading days immediately preceding the date on which the holder exercises its conversion right in accordance with the requirements of the Yorkville Convertible Debt Financing Agreement (the “Conversion Date”) or other date of determination, but not lower than the Floor Price (as defined below), and (ii) the five-day volume-weighted average price of the Common

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

Shares on the TSX (or on the principal U.S. market if the majority of the trading volume and value of the Common Shares occurred on Nasdaq during the relevant period) for the five consecutive trading days immediately prior to the Conversion Date or other date of determination less the maximum applicable discount allowed by TSX. The “Floor Price” means a price of $2.1435 per share, which is equal to the lesser of (a) 30% of the average of the daily volume-weighted average price of the Common Shares on the principal U.S. market for the Common Shares as reported by Bloomberg Financial Markets during the five consecutive trading days immediately preceding the Debenture Closing and (b) 30% of the average of the volume-weighted average price of the Common Shares on the principal U.S. market for the Common Shares as reported by Bloomberg Financial Markets during the five consecutive trading days immediately following the Debenture Closing, subject to certain adjustments to give effect to any stock dividend, stock split, reverse stock split, recapitalization or similar event.

The terms of the Convertible Debentures restrict the number of Convertible Debentures that may be converted during each calendar month by Yorkville at a Conversion Price below a fixed price equal to approximately $8.9422 (i.e., the quotient of $10.00 divided by 1.11829212 (being the number of Common Shares that were exchanged for each share of GXII at the Closing, after giving effect to the Reverse Stock Split)), subject to adjustment to give effect to any stock dividend, stock split, reverse stock split, recapitalization or similar event. The Convertible Debentures are subject to customary anti-dilution adjustments.

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

In conjunction with the issuance of the Convertible Debentures, NioCorp issued to Yorkville 1,789,267 Financing Warrants at an exercise price of approximately $8.9422 per Common Share (the “Financing Warrant Exercise Price”), subject to adjustment to give effect to any stock dividend, stock split, reverse stock split recapitalization or similar event.

The Financing Warrants are exercisable, in whole or in part, but not in increments of less than $50 aggregate Financing Warrant Exercise Price (unless the remaining aggregate Financing Warrant Exercise Price is less than $50), beginning on May 4, 2023, and may be exercised at any time prior to their expiration. Holders of the Financing Warrants may exercise their Financing Warrants, at their election, by paying the Financing Warrant Exercise Price in cash or, if at any time there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying Common Shares, on a cashless exercise basis. 1/12th of the Financing Warrants will expire on each of the first 12 monthly anniversaries of the date that is six months following the Closing Date.

The Financing Warrants have customary anti-dilution adjustments to be determined in accordance with the requirements of the applicable stock exchanges, including the TSX. The terms of the Financing Warrants restrict the

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

exercise of Financing Warrants by Yorkville if such an exercise would cause Yorkville to exceed certain beneficial ownership thresholds in NioCorp or such an exercise would cause the aggregate number of Common Shares issued pursuant to the Yorkville Convertible Debt Financing Agreement to exceed the thresholds for issuance of Common Shares under the rules of the Nasdaq and the TSX, unless prior shareholder approval is obtained.

The Financing Warrants were originally recorded as a $2,704 contingent liability on January 26, 2023, and were subsequently marked to market of $3,337 through March 16, 2023. The change in fair value during this period resulted in a loss of $633, which was booked to change in fair value of warrant liability in the consolidated statement of operations and comprehensive loss. The Financing Warrants were reclassified to shareholders equity on March 17, 2023, in connection with the closing of the Convertible Debentures as noted below.

The Company allocated the net proceeds of $15,360 from the Convertible Debentures as follows:

●	$2,704 was booked to Common Shares, representing the initial fair value of the Financing Warrant tranches on January 26, 2023 based on the Black Scholes pricing model using a risk-free interest rate of 4.33%, an expected dividend yield of 0%, a volatility of 64.6%, and an expected life of 6 months to 18 months.

●	$12,656 was booked to the convertible debt liability. In addition, transaction costs of $503 were recognized as a direct deduction from the debt liability, resulting in a net opening balance of $12,153 at an effective interest rate of 18.4%. This balance will be accreted to face value of the Convertible Debentures at maturity using the effective interest method and recorded as non-cash interest expense in the consolidated statement of operations and comprehensive loss.

Changes in the Convertible Debentures are as follows:

Amount
Opening balance, March 17, 2023	$12,153
Accretion expense	1,962
Principal and accrued interest converted	(3,554)
Balance, June 30, 2023	$10,561
Add: Unamortized debt issuance costs	2,439
Remaining principal balance, June 30, 2023	$13,000

Upon conversion, the portion of remaining unamortized issuance costs associated with the conversion are recognized as a component of interest expense.

The Convertible Debentures contain events of default customary for instruments of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to NioCorp, all outstanding Convertible Debentures will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then any holder may declare all of its Convertible Debentures to be due and payable immediately. The Company obtained a waiver from Yorkville with respect to any acceleration rights it may have under the Convertible Debentures in connection with the restatements of the Company’s consolidated financial statements for the periods ended September 30, 2022 and December 31, 2022 and the delay in filing the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. The Yorkville Convertible Debt Financing Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the Yorkville Convertible Debt Financing to repay related party debt or to enter into any variable rate transaction other than with Yorkville, subject to certain exceptions.

Based on the Company’s closing Common Share price of $5.03 as of June 30, 2023, conversion of the remaining Convertible Debenture principal balance of $13.0 million, including accrued interest, would require the issuance of approximately 2,871,660 Common Shares. For each $0.10 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 58,300 shares.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

10.	CLASS B COMMON STOCK OF ECRC

Pursuant to the Business Combination Agreement, the Sponsor Support Agreement, and the Exchange Agreement, after the Closing, the GXII founders have the right to exchange shares of Class B common stock of ECRC for Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. All 7,957,404 shares of Class B common stock of ECRC that were issued in connection with the Closing were issued and outstanding as of June 30, 2023. Of the issued and outstanding shares of Class B common stock of ECRC, 4,565,808 shares (the “Vested Shares”) were vested as of the Closing Date and are exchangeable at any time, and from time to time, until the tenth anniversary of the Closing Date (the “Ten-Year Anniversary”) and 3,391,596 shares (the “Earnout Shares”) are exchangeable until the Ten-Year Anniversary, subject to certain vesting conditions. Under certain circumstances, and subject to certain exceptions, NioCorp may instead settle all or a portion of any exchange pursuant to the terms of the Exchange Agreement in cash, in lieu of Common Shares, based on a volume-weighted average price of Common Shares.

All of the shares of Class B common stock of ECRC are subject to the Amended and Restated Registration Rights Agreement, dated as of March 17, 2023 (the “Registration Rights and Lock-up Agreement”), among NioCorp, GXII, the Sponsor, the pre-Closing directors and officers of NioCorp and the other parties thereto, including the members of the Sponsor. Pursuant to Registration Rights and Lock-up Agreement, all shares of Class B common Stock of ECRC (including the Vested Shares and the Released Earnout Shares) are subject to certain “lock-up” restrictions on transfer beginning upon the Closing and ending upon the earlier of (i) one year after the Closing and (ii) the date on which the trading price of Common Shares exceeds certain thresholds or the date on which NioCorp completes a transaction that results in all of NioCorp’s shareholders having the right to exchange their Common Shares for cash, securities or other property. Both Vested Shares and Released Earnout Shares may be exchanged by the holders into Common Shares at any time. Under the Exchange Agreement, all Vested Shares and Earnout Shares must be exchanged for Common Shares by the Ten-Year Anniversary except for Released Earnout Shares that have been vested for a period of fewer than twenty-four months as of the Ten-Year Anniversary. Such Released Earnout Shares will be forfeited if not exchanged for Common Shares by the date that is twenty-four months after the vesting date.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

Key Valuation Input	Transaction Close	June 30, 2023
Closing Common Share price	$7.00	$5.03
Term (expiry)	March 17, 2033	March 17, 2033
Implied volatility of Public Warrants	19.5%	33.5%
Risk-free rate	3.39%	3.83%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the year ended June 30, 2023:

Amount
Fair value as of March 17, 2023	$13,195
Change in fair value	(2,674)
Fair value as of June 30, 2023	$10,521

11.	COMMON SHARES

a)	Issuances

Fiscal Year 2023 Issuances

In addition to the Common Shares issued in connection with the GXII Transaction, as discussed in Note 5, the following Common Share issuances occurred during fiscal year 2023:

On April 28, 2023, the Company closed a registered direct offering and issued 314,465 Common Shares for $2.0 million, before deducting share issuance costs of $172. The Common Shares were sold pursuant to a securities purchase agreement, dated April 26, 2023, between the Company and a fund managed by Kingdon Capital Management, LLC.

On June 9, 2023, the Company issued 100,000 Common Shares under the Yorkville Equity Facility Financing Agreement (discussed below) in exchange for $488 in cash proceeds. The Company recorded a non-cash operating expense of $13 which represented the difference between the proceeds received and the fair value of the Common Shares issued based on Nasdaq closing price per Common Share on the issuance date.

Fiscal Year 2022 Issuances

On June 30, 2022, the Company closed a non-brokered private placement (the “June 2022 Private Placement”) of units (the “Units”) of the Company. A total of 498,103 Units were issued at a price per Unit of C$0.96, for total gross proceeds to the Company of approximately C$4.8 million. Each Unit consists of one Common Share and one common share purchase warrant (“June 2022 Warrant”). Each June 2022 Warrant entitles the holder to acquire one Common Share at a price of C$1.10 at any time prior to July 1, 2024. Proceeds of the June 2022 Private Placement will be used for continued advancement of the Company’s Elk Creek Critical Minerals Project and for working capital and general corporate purposes. The Company paid cash commissions of C$62 and 6,510 warrants (the “Finder Warrants”), having the same terms as the June 2022 Warrants, to finders outside of the United States. The Finder Warrants were valued at C$18 using a risk-free rate of 3.2%, expected volatility of 64% and expected life of two years.

b)	Stock Options

On November 5, 2020, the Company’s shareholders voted to approve an amendment and restatement of its long-term incentive plan (the “2017 Amended Long-Term Incentive Plan”) and the granting of incentive securities thereunder until November 5, 2023. Under the 2017 Amended Long-Term Incentive Plan, the Board may, in its discretion from time to time, grant Options and share units (in the form of restricted share units and performance

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

share units) to directors, employees and certain other service providers (as defined in the 2017 Amended Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board.

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

The Board has power over the granting, amendment, administration, or settlement of any award.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2020	1,912,940	C$6.20
Granted	370,000	C$7.80
Exercised	(295,229)	C$6.10
Cancelled/expired	(391,212)	C$6.40
Balance, June 30, 2021	1,596,499	C$6.50
Granted	447,500	C$13.30
Exercised	(205,153)	C$7.00
Cancelled/expired	(392,446)	C$7.70
Balance, June 30, 2022	1,446,400	C$8.27
Granted	578,000	$6.95
Exercised	(265,129)	C$4.99
Cancelled/expired	(217,771)	C$5.87
Balance, June 30, 2023	1,541,500	C$9.64

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

The following table summarizes information about stock options outstanding at June 30, 2023:

Exercise Price	Expiry Date	Number Outstanding	Aggregate Intrinsic Value	Number Exercisable	Aggregate Intrinsic Value
C$8.40	September 18, 2023	105,000	C$-	105,000	C$-
C$5.40	November 15, 2023	208,500	263	208,500	263
C$7.50	December 14, 2023	170,000	-	170,000	-
C$7.50	December 16, 2023	52,500	-	52,500	-
C$13.60	December 17, 2024	377,500	-	377,500	-
C$11.00	May 30, 2025	50,000	-	50,000	-
$6.95	March 27, 2026	578,000	-	578,000	-
Balance, June 30, 2023		1,541,500	C$263	1,541,500	C$263

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of C$6.68 as of June 30, 2023, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2023, was 208,500. The total intrinsic value of options exercised during the year ended June 30, 2023, was C$1,592.

As of June 30, 2023, there were no unrecognized compensation costs related to unvested share-based compensation arrangements granted.

The following table summarizes the weighted average information and assumptions used to determine option costs:

	Year ended June 30,
	2023	2022	2021
Fair value per option granted during the period	$3.09	C$4.90	C$2.50
Risk-free interest rate	3.30%	1.33%	0.26%
Expected dividend yield	0%	0%	0%
Expected stock price volatility (historical basis)	63.6%	54.4%	54.1%
Expected option life in years	3.0	3.0	3.0

c)	Warrants

Warrant transactions are summarized as follows. Weighted average exercise prices related to Canadian dollar denominated warrants were converted to U.S. dollars using end of period foreign currency exchange rates.

	Warrants	Weighted Average Exercise Price
Balance, June 30, 2020	1,237,645	$5.43
Granted:
Nordmin warrants	50,000	6.45
Lind III warrants	855,800	7.83
April 2021 private placement	441,211	13.15
Exercised	(910,628)	6.05
Expired	(239,845)	5.89
Balance, June 30, 2021	1,434,183	9.36
Granted:
June 2022 private placement	504,614	8.54
Exercised	(87,175)	6.05
Balance, June 30, 2022	1,851,622	8.99
Granted:
Yorkville financing warrants	1,789,267	8.94
GXII warrants	15,666,626	11.50
Expired	(491,211)	11.67
Balance, June 30, 2023	18,816,304	$10.98

At June 30, 2023, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price	Expiry Date
504,611	C$11.00	June 30, 2024
855,800	C$9.70	February 19, 2025
1,789,267	$8.94	(1)
15,666,626	$11.50	March 17, 2028
18,816,304

(1)	Expires in 12 equal monthly tranches beginning October 17, 2023

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

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

The Company accounts for the Private Warrants assumed in the Transactions in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Warrants do not meet the criteria for equity treatment thereunder, each Private Warrant must be recorded as a liability. This liability is carried as a component of Warrant Liabilities on the consolidated balance sheet and is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the consolidated statement of operations and comprehensive loss. The Company will reassess the classification at each balance sheet date.

The Company classifies Private Warrants as Level 2 instruments under the fair value hierarchy and estimated the fair value using a Black Scholes model with the following assumptions:

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

Key Valuation Input	March 17, 2023	June 30, 2023
Stock price on valuation date	$7.00	$5.03
Strike price	$11.50	$11.50
Implied volatility of Public Warrants	19.5%	33.5%
Risk free rate	3.47%	4.18%
Dividend yield	0%	0%
Expected warrant life in years	5.0	4.73

The change in the Private Warrants liability is presented below:

Amount
Initial valuation, March 17, 2023	$2,987
Change in valuation	292
Valuation at June 30, 2023	$3,279

d)	Yorkville Equity Facility Financing

Concurrent with the closing of the GXII Transaction, the Yorkville Equity Facility Financing became effective. Pursuant to the Yorkville Equity Facility Financing Agreement, Yorkville committed to purchase up to $65,000 of Common Shares (the “Commitment Amount”), at NioCorp’s direction from time to time for a period commencing upon the Closing Date and ending on the earliest of (i) the first day of the month next following the 36-month anniversary of the Closing, (ii) the date on which Yorkville shall have made payment of the full Commitment Amount and (iii) the date that the Yorkville Equity Facility Financing Agreement otherwise terminates in accordance with its terms (the “Commitment Period”), subject to certain limitations and the satisfaction of the conditions in the Yorkville Equity Facility Financing Agreement. The Common Shares that may be sold pursuant to the Yorkville Equity Facility Financing Agreement would be purchased by Yorkville at a purchase price equal to 97% of the daily volume-weighted average price of the Common Shares on Nasdaq or such other principal U.S. market for the Common Shares if the Common Shares are ever listed or traded on the New York Stock Exchange or the NYSE American as reported by Bloomberg Financial Markets (or, if not available, a similar service provider of national recognized standing) during the applicable pricing period, which is a period during a single trading day or a period of three consecutive trading days, at the Company’s option and subject to certain restrictions, in each case, defined based on when an Advance Notice (as defined in the Yorkville Equity Facility Financing Agreement) is submitted, subject to certain limitations.

Pursuant to the terms of the Yorkville Equity Facility Financing Agreement, NioCorp issued 81,213 of Common Shares (the “Commitment Shares”) valued at $650 to Yorkville as consideration for its irrevocable commitment to purchase Common Shares under the Yorkville Equity Facility Financing Agreement. On June 9, 2023, NioCorp issued and sold 100,000 Common Shares to Yorkville under the Yorkville Equity Facility Financing Agreement. Additionally, NioCorp is required to pay Yorkville an aggregate fee of $1,500 in cash (the “Cash Fee”), including $500 that NioCorp paid on the Closing Date and an additional $250 NioCorp was paid as of June 30, 2023. NioCorp will pay the remaining $750 balance in installments over a 12-month period following the Closing Date, provided that it will have the right to prepay without penalty all or part of the remaining installments of the Cash Fee at any time. In addition, legal and other costs of $496 were incurred in connection with the Yorkville Equity Facility Financing and were expensed on the effective date. The following amounts related to the Yorkville Equity Facility Financing Agreement were expensed as other operating costs:

Amount
Yorkville Cash Fee	$1,500
Fair value of Commitment Shares issued	650
Legal and other related costs	496
Net costs expensed to other operating expense	$2,646

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

12.	RELATED PARTY TRANSACTIONS AND BALANCES

Borrowings under the non-revolving credit facility agreement (the “Smith Credit Facility”) with Mark Smith, Chief Executive Officer, President, and Executive Chairman of NioCorp, bear interest at a rate of 10% and drawdowns from the Smith Credit Facility are subject to a 2.5% establishment fee. Amounts outstanding under the Smith Credit Facility are secured by all of the Company’s assets pursuant to a general security agreement. The Smith Credit Facility contains financial and non-financial covenants customary for a facility of its size and nature. The maturity date for the Smith Credit Facility was June 30, 2023. On February 28, 2023, the Smith Credit facility was amended to increase the borrowing limit to $4,000 from the previous limit of $3,500. The Company subsequently drew down $1,130, leaving an available balance under the Smith Credit Facility of $52.

Changes in the Smith Credit Agreement principal balance are as follows:

	For the year ending June 30,
	2023	2022
Beginning balance	$2,000	$2,318
Amounts advanced	1,130	-
Repayments	(3,130)	(318)
Balance, end of period	$-	$2,000

On March 22, 2023, the Company repaid Mr. Smith $1,841 of principal borrowed under the Smith Credit Facility. This repayment was made out of funds transferred to the Company from the GXII trust account on the Closing Date. The Company repaid the remaining principal balance of $1,289 on May 31, 2023. The Smith Credit Facility expired on June 30, 2023. Accounts payable and accrued liabilities as of June 30, 2023 includes $28 of origination fees payable under the Smith Credit Agreement.

During fiscal year 2023 and 2022, the Company paid a total of $183 and $252, respectively, representing accrued interest on the Smith Credit Agreement.

13.	EXPLORATION EXPENDITURES

	For the year ended June 30,
	2023	2022	2021
Feasibility study and engineering	$410	$334	$79
Field management and other	738	569	656
Metallurgical	4,174	2,218	272
Geologists and field staff	26	188	49
Total	$5,348	$3,309	$1,056

14.	LEASES

Effective February 2023, the Company entered into a 39-month corporate office lease extension and recognized the corresponding ROU asset and lease liability of $198 associated with this extension, based on a discount rate of 16%.

As of June 30, 2023 and 2022, the Company had one corporate office lease with a remaining lease term of 3.6 years and 1.3 years, respectively. During the year ended June 30, 2023 and 2022, operating cash flows included cash payments of $93 and $90, respectively related to the measurement of lease liabilities.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

The Company incurred lease costs as follows:

	For the year ended June 30,
	2023	2022	2021
Operating Lease Cost:
Fixed rent expense	$83	$83	$106
Variable rent expense	13	12	7
Short term lease cost	10	16	13
Sublease income	(33)	(26)	(18)
Net lease cost	$73	$85	$108

Lease cost – other operating expense	$73	$85	$89
Lease cost – exploration expenditures	-	-	19
Net lease cost	$73	$85	$108

The maturity of lease liabilities is as follows at June 30, 2023:

Fiscal Year Lease Maturities
2024	$71
2025	96
2026	98
2027	50
Total lease payments	315
Less amount of payments representing interest	(80)
Present value of lease payments	235
Less current portion of operating lease liability	(71)
Noncurrent operating lease liability	$164

15.	INCOME TAXES

Domestic and foreign components of loss before income taxes for the years ended June 30, 2023, 2022, and 2021 are as follows:

	For the year ended June 30,
	2023	2022	2021
Canada	$34,606	$6,918	$3,362
United States	6,006	3,969	1,462
Total	$40,612	$10,887	$4,824

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

The following table is a reconciliation of income taxes at statutory rates:

	For the year ended June 30,
	2023	2022	2021
Loss before income taxes	$40,612	$10,887	$4,824
Combined federal and provincial statutory income tax rate	27%	27%	27%
Income tax benefit at statutory tax rates	10,965	2,940	1,303
Foreign rate differential	(131)	(72)	(31)
Earnout shares liability	(2,841)	-	-
Warrant liability	(1,518)	-	-
GXII transaction costs	(925)	-	-
Share based compensation	(412)	(462)	(212)
Accretion expense	(496)	(407)	(158)
Loss on debt extinguishment	(54)	-	-
Capital loss rate differential	(2)	(38)	182
Change in estimates related to prior years	14	(274)	739
Other	45	26	18
Change in valuation allowance	(4,341)	(1,713)	(1,841)
Income tax benefit	$304	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes are as follows:

	As of June 30,
	2023	2022
Deferred tax assets
Net operating losses available for future periods	$11,893	$8,977
Mineral interests	9,477	9,477
Startup and organizational costs	2,132	-
Research and development costs	1,060	-
Share issuance costs	446	-
Capital losses available for future periods	419	420
Other	36	74
Total deferred tax assets	25,463	18,948
Valuation allowance	(25,463)	(18,948)
Net deferred tax assets	$-	$-

During the year ended June 30, 2022, we identified errors in the recognition of capital losses related to realized mineral property write downs and foreign exchange gains and losses in Canada which resulted in changes to capital losses available for future periods and other of $(221) and $(3), respectively. These changes primarily related to adjustments to deferred tax assets recorded during fiscal year 2021. In addition, during the year ended June 30, 2022, we identified an error in the recognition of net operating losses related to disallowed interest expense for the prior year which resulted in a decrease to net operating loss carryforwards of $19. After evaluation and consideration of the full valuation allowance historically applied against total deferred tax assets, we determined that the impact of the adjustments was not material to the previously issued consolidated financial statements, nor are the out of period adjustments material to the estimated results for the year ended June 30, 2022.

Changes in the valuation allowance are as follows:

	For the year ended June 30,
	2023	2022
Valuation allowance, beginning of year	$(18,948)	$(17,235)
Current year additions	(4,341)	(1,713)
Startup and organizational costs acquired	(2,174)	-
Valuation allowance, end of year	$(25,463)	$(18,948)

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

The Company acquired a federal income tax payable of $406 in connection with the GXII Transaction. As a result of a post-transaction loss at ECRC, a partial release of the valuation allowance attributed to the reduction of the acquired federal income tax payable of $304 has been recorded as an income tax benefit in the consolidated statement of operations and comprehensive loss for the year ended June 30, 2023. The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $25,463 at June 30, 2023, relates mainly to net operating loss carryforwards in Canada and mineral interests due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not.

The Company has the following cumulative net operating losses for Canadian and U.S. income tax purposes and these carryforwards will generally expire between 2026 and 2043. As a result of the Tax Cuts and Jobs Act of 2017, U.S. tax losses incurred for tax years ending on and after June 30, 2019, totaling $2,510, have no expiration..

	As of June 30,
Jurisdiction	2023	2022
Canada	$40,267	$31,551
United States	3,491	2,460
Total	$43,758	$34,011

In addition, the Company has a Canadian capital loss carryforward of $3,375 as of June 30, 2023, which has no expiration date and can be used to offset future capital gains, and U.S. state net operating loss carryforwards of $4,943 as of June 30, 2023 which generally expire between 2031 and 2043.

The Company had no unrecognized tax benefits as of June 30, 2023 or 2022. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these consolidated financial statements. The Company is subject to income tax in the U.S. federal jurisdiction and Canada. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

16.	FAIR VALUE MEASUREMENTS

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023, and June 30, 2022, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2023

(expressed in thousands of U.S. dollars, except share and per share data)

		As of June 30, 2023
	Note	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents		$2,341	$2,341	$-	$-
Investment in equity securities		9	9	-	-
Total		$2,350	$2,350	$-	$-
Liabilities:
Earnout Shares liability	10	$10,521	$-	$-	$10,521
Warrant liabilities	9,11c	4,989	-	3,279	1,710
Total		$15,510	$-	$3,279	$12,231

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,280	$5,280	$-	$-
Investment in equity securities	10	10	-	-
Total	$5,290	$5,290	$-	$-

The Yorkville Convertible Debt Financing discussed in Note 9 was initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At June 30, 2023, the estimated fair value of this instrument approximated carrying value given that the instrument was issued in March 2023 and has a short time period until maturity.

17.	SUBSEQUENT EVENTS

On September 1, 2023, the Company closed a non-brokered private placement (the “September 2023 Private Placement”) of units of the Company (the “September 2023 Units”). A total of 250,000 September 2023 Units were issued at a price per September 2023 Unit of $4.00, for total gross proceeds to the Company of $1.0 million. Each September 2023 Unit consists of one Common Share and one Common Share purchase warrant (“September 2023 Warrant”). Each September 2023 Warrant entitles the holder to acquire one Common Share at a price of $4.60 at any time prior to September 1, 2025. Proceeds of the September 2023 Private Placement will be used for continued advancement of the Company’s Elk Creek Critical Minerals Project and for working capital and general corporate purposes.

On September 12 and September 18, 2023, the Company issued 70,000 and 75,000 Common Shares, respectively, under the Yorkville Equity Facility Financing Agreement in exchange for $0.5 million in gross cash proceeds.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, the CEO and the CFO have concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

The Company’s disclosure controls and procedures have been designed to ensure that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of NioCorp Developments Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, our management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financing Reporting Existing as of June 30, 2023

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the previously disclosed material weakness relating to the Company’s controls over the accounting for non-routine transactions continued to exist as of June 30, 2023. Specifically, such controls were not adequately designed to ensure the consideration of all related relevant accounting guidance when such transactions were recorded. As disclosed in the Company’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2022, December 31, 2022 and March 31, 2023, this material weakness resulted in the restatement of the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021, as well as the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended September 30, 2021, December 31, 2021, and March 31, 2022.

The Company identified an additional error during the quarter ended March 31, 2023 relating to the accounting treatment of the Lind Consent. The error required the restatement of the Company’s condensed consolidated financial statements as of and for the periods ended September 30, 2022 and December 31, 2022. The Company determined that the error was partially caused by the same material weakness that existed as of June 30, 2022, September 30, 2022 and December 31, 2022. The material weakness discussed above continued to exist as of June 30, 2023.

In addition to the material weakness discussed above, our management concluded that three other material weaknesses in internal control over financial reporting existed as of June 30, 2023. A cumulative listing of our material weaknesses is disclosed below:

●	Control Environment: Management did not design and maintain an effective control environment based on the criteria established by the COSO Framework. Specifically, the Company does not have sufficient personnel with the appropriate levels of knowledge, experience, and training in accounting and internal control over financial reporting commensurate with the complexity of the Company’s business. This material weakness contributed to additional material weaknesses related to the Company’s control activities as further described below.

●	Risk Assessment: Management did not design and maintain effective controls over the risk assessment process. Specifically, management does not have a formal process to identify, update, and assess risks due to changes in the Company’s business practices, including entering into increasingly complex transactions that could significantly impact the design and operation of the Company’s control activities.

●	Control Activities: Management did not design and maintain effective controls, including management review controls, related to non-routine transactions. Specifically, management did not maintain effective controls over monitoring and assessing the work of third-party specialists, including the evaluation of the appropriateness of accounting conclusions that has resulted in misstatements. In addition, the Company did not design and maintain effective controls related to the evaluation of certain inputs and assumptions used to estimate the fair value of instruments and features associated with complex debt and equity transactions. Finally, management did not have policies and procedures for the reconsideration of existing agreements when infrequent transactions occur.

●	Monitoring Activities: Management did not design and maintain effective monitoring controls to support timely evaluation of remediation of identified internal control deficiencies.

Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

Remediation Plan for the Material Weakness

To address our material weaknesses existing as of June 30, 2023, we are currently devising a detailed plan to address each individual material weakness identified, as well as the overall monitoring process, including the following:

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of October 6, 2023, the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years.

Name	Age	Position	Date of Appointment
Mark A. Smith	64	Chief Executive Officer, President, Executive Chairman, and Director	Chief Executive Officer and Director: September 23, 2013 President and Executive Chairman: May 31, 2015
Neal Shah	49	Chief Financial Officer and Corporate Secretary	Chief Financial Officer: July 1, 2016 Corporate Secretary: December 3, 2021
Scott Honan	52	Chief Operating Officer	May 6, 2014
Jim Sims	62	Chief Communications Officer	November 2, 2015
Michael J. Morris	77	Lead Director	July 27, 2014
David C. Beling	82	Director	June 6, 2011
Anna Castner Wightman	56	Director	February 23, 2016
Nilsa Guerrero-Mahon	62	Director	September 28, 2017
Dean C. Kehler	66	Director	March 17, 2023
Michael G. Maselli	63	Director	March 17, 2023
Peter Oliver	60	Director	May 25, 2022

The following sets forth a brief description of the business experience of each executive officer and director of the Company, including current directorships and directorships held in, at least, the past five years for each director:

Mark A. Smith – Executive Chairman, Director, President, and Chief Executive Officer

Mr. Smith has over 41 years of experience in operating, developing, and financing mining and strategic materials projects in the Americas and abroad. In September 2013, he was appointed CEO and a Director of NioCorp. From April 2015 to September 2019, Mr. Smith served as the President and Director for Largo Resources Ltd. (“Largo”), a mineral company with an operating property in Brazil and projects in Brazil and Canada. In addition, from April 2015 to October 2018, Mr. Smith also served as the CEO of Largo. Mr. Smith has also served on the board of directors of IBC Advanced Alloys Corp., a leading beryllium and copper advanced alloys company (“IBC”), since May 2016 and as CEO of IBC since July 2020. From October 2008 through December 2012, Mr. Smith served as President, CEO and Director of Molycorp, Inc., a rare earths producer (“Molycorp”), where he was instrumentally involved in taking it from a private company to a publicly traded company with a producing mine. From November 2011 through May 2015, he served on the board of directors at Avanti Mining, a mining company (TSX-V: AVT; Avanti Mining changed its name to AlloyCorp in early 2015). From December 2012 through September 2013, he served as the Managing Director of KMSmith LLC, a business strategy and finance advisory firm, where he served as a consultant.

Prior to Molycorp, Mr. Smith held numerous engineering, environmental, and legal positions within Unocal Corporation, a former petroleum explorer and marketer (“Unocal”), and later served as the President and CEO of Chevron Mining Inc., a coal and metal mining company and wholly owned subsidiary of Chevron Corporation (“Chevron Mining”). Mr. Smith also served for over seven years as the shareholder representative of Companhia Brasileira Metalúrgica e Mineração (“CBMM”), a private company that currently produces approximately 85% of the world supply of niobium. During his tenure with Chevron Mining, Mr. Smith was responsible for Chevron Mining’s three coal mines, one molybdenum mine, a petroleum coke calcining operation and Molycorp’s Mountain Pass mine. At Unocal, he served as the Vice-President from June 2000 to April 2006, and managed the real estate, remediation, mining and carbon divisions. Mr. Smith is a Registered Professional Engineer and serves as an active member of the State Bars of California and Colorado. He received his Bachelor of Science degree in Agricultural

Engineering from Colorado State University in 1981 and his Juris Doctor, cum laude, from Western State University, College of Law, in 1990.

Neal Shah – Chief Financial Officer and Corporate Secretary

Mr. Shah joined NioCorp in September 2014 as Vice President of Finance, and now serves as the Company’s CFO and Corporate Secretary. Mr. Shah served as Finance Manager at Covidien Ltd., a medical device company since acquired by Medtronic, from May 2014 through September 2014. From April 2011 until May 2014, he held the positions of Senior Manager of Corporate Development and M&A and more recently the Director of Strategy and Business Planning at Molycorp. Mr. Shah graduated from the University of Colorado with a BSc in Mechanical Engineering in 1996, and from Purdue University with an MBA in 2002. Since the completion of his MBA, Mr. Shah also held key finance roles with Intel Corporation and IBM.

Scott Honan – Chief Operating Officer

Mr. Honan joined NioCorp in May 2014 as Vice President, Business Development, and since July 2020, has served as the Company’s Chief Operating Officer (“COO”). He also serves as President of Elk Creek Resources Corporation, the NioCorp subsidiary that is developing the Elk Creek Project in Nebraska. Prior to his work at NioCorp, Mr. Honan served in several leadership capacities at Molycorp from February 2001 until May 2014, including as Vice President/Director Health, Environment, Safety and Sustainability and General Manager and Environmental Manager from July 2011 to May 2014. With over 30 years of experience in the gold and rare earth industries, Mr. Honan is a graduate of Queen’s University in Mining Engineering in both Mineral Processing (B.Sc. Honors) and Environmental Management (M.Sc.) disciplines.

Jim Sims – Chief Communications Officer

Mr. Sims has more than 30 years of experience in devising and executing marketing, media relations, public affairs, and investor relations operations for companies in the mining, chemical, manufacturing, utility, and renewable energy sectors. He joined NioCorp in November 2015 as Vice President, External Affairs, and now serves as its Chief Communications Officer, effective June 7, 2022. Prior to NioCorp, Mr. Sims served for more than five years as Director (and then Vice President) of Corporate Communications for Molycorp from March 2010 through November 2015. Since May 2016, Mr. Sims has also served as Director of Investor and Public Relations for IBC. Mr. Sims was President and CEO of Policy Communications, Inc. from 1998 until 2010, and served as White House Director of Communications for the Energy Policy Development Group. A former U.S. Senate Chief of Staff, he is the co-founder and former Executive Director of the Geothermal Energy Association, and he has served as Board Chairman of the Rare Earth Technology Alliance. He is an honors graduate of Georgetown University.

Michael J. Morris – Director

Mr. Morris was formerly the Chairman of the board of directors of Heritage Oaks Bankcorp (“Heritage Oaks”), the holding company of Heritage Oaks Bank. When Heritage Oaks Bank merged with Pacific Premier Bancorp on April 1, 2017, Mr. Morris became a member of the Pacific Premier Bancorp’s board of directors, a position he held until May 31, 2020. He joined Heritage Oaks’ board of directors in January 2001 and assumed the board’s chairmanship in 2007. In addition, Mr. Morris has worked since 1972 at Andre, Morris & Buttery, a professional law corporation, where he serves as Senior Principal and has served as Chairman of the board since 2005. From 2000 to late 2006, Mr. Morris served on the board of Molycorp, a rare earths producer, which at the time was a wholly owned subsidiary of Unocal and then Chevron Mining. Mr. Morris was the only independent director of Molycorp at that time. Mr. Morris is a graduate of Georgetown University and received his law degree from the University of San Francisco School of Law. He has practiced business and environmental law for over 40 years. Mr. Morris served as a member of the Board of Governors and Vice President of the State Bar of California. He served as a 1st Lieutenant in the U.S. Army from 1970 to 1972.

David C. Beling – Director

Mr. Beling is a Registered Professional Mining Engineer with 58 years of project and corporate experience. He has served as a director on the boards of 14 mining companies starting in 1981, including NioCorp since 2011. Mr. Beling is the owner of D.C. Beling & Assoc., LLC, which provides strategic advisory, project, and corporate development services to the mining industry. His previous employment and consulting included 14 years with five major mining companies and then 44 years with 30+ U.S. and Canadian junior mining companies. He was the President, CEO, and Director of Bullfrog Gold Corp. from 2011 until October 2020; and the Executive Vice President and COO of Geovic Mining Corp. from 2004 through 2010. Mr. Beling has examined, significantly reviewed, or been directly involved with 90 underground mines, 136 open pit mines, and 174 process plants in the global metal, energy, and industrial mineral sectors.

Anna Castner Wightman – Director

A sixth generation Nebraskan and a graduate of Nebraska Wesleyan University, Ms. Wightman serves as a Senior Director of Government Relations for First National Bank of Omaha, Nebraska, a position she has held since 2000. Prior to that, she worked for the Greater Omaha Chamber of Commerce and served in the U.S. Congress for former Congressman Bill Barrett and former Congresswoman Virginia Smith, both of whom represented the 3rd Congressional District of Nebraska. Ms. Wightman serves on the board of directors for the Nebraska Chamber of Commerce, Rose Theater for Performing Arts, and Joslyn Castle.

Nilsa Guerrero-Mahon – Director

A former CFO and Controller for global corporations in the technology, energy, and government sectors, Ms. Guerrero-Mahon provides consulting services to domestic and international corporations as the principal at NG Mahon Business Consulting, LLC. In addition, Ms. Guerrero-Mahon was appointed to the Board of FinGoal Inc. in April 2022, a finance technology company building artificial intelligence tools for the financial services industry and other financial technology developers. She also serves on the Board of the State of Colorado Division of Securities. From 2016 to August 2019, she served on the board of directors of Centura Health Mountains & North Denver Operating Group, the largest division in the Centura Health Care System. From 2014 to 2016, she served as the Vice Chair of the board of directors and Chaired the Strategy Committee at St. Anthony Hospital. From 2009 to 2017, Ms. Guerrero-Mahon served as a gubernatorial appointed Board Member of the State of Colorado Financial Services Commission. Among other prior positions, from 2004 to 2007, she was the Global Services Controller at Microsoft Corporation, overseeing internal controls and corporate finance activities.

Ms. Guerrero-Mahon stays current with the latest Corporate Governance practices and the integration of ESG into the strategy. She is an NACD Board Leadership Fellow, a member of the SASB Alliance, holds a CERT Certificate in Cybersecurity Oversight from the Carnegie Mellon University and is currently enrolled in the Climate Leadership Certification program with Diligent Corporation. Ms. Guerrero-Mahon received an Executive MBA from the Daniels College of Business at the University of Denver, a BS in Business Administration - Accounting from the Interamerican University in San Juan, Puerto Rico, and an AS in Computer Science from the EDP School of Computer Programming in San Juan, Puerto Rico. She is a Certified Public Accountant registered in the State of Colorado.

Peter Oliver – Director

With a background in chemistry, Mr. Oliver began working at Greenbushes, Western Australia, for Sons of Gwalia, a mining company, in May 2003. After Sons of Gwalia went into administration in 2004, Mr. Oliver was hired by Talison Lithium Limited (“Talison”), a mining company, where he served as General Manager of Talison’s Greenbushes and Wodgina Mines and as Talison’s COO, until Mr. Oliver was appointed as the CEO/Managing director. As Talison’s CEO/Managing director, Mr. Oliver led the listing of Talison on the Toronto Stock Exchange in September 2010.

Mr. Oliver guided Talison through its acquisition in 2013 by Tianqi Lithium Corporation (“Tianqi”). He then served as a corporate adviser to Tianqi, focusing on M&A opportunities and global expansion, including advising on the sale of 49% of Talison to Albermarle Corp. and the acquisition of 24% of Sociedad Quimica y Minera de Chile S.A., as well as significant expansions of Talison’s Greenbushes lithium concentrate production.

Mr. Oliver also was a founding member of Tianqi Lithium Energy Australia Pty Ltd, a wholly owned subsidiary of Tianqi, which was established to build a major Lithium Hydroxide manufacturing facility in Western Australia. Until June 2021, Mr. Oliver remained as a director of Talison, a joint venture between Tianqi and Albemarle Corp. In September 2022, Mr. Oliver was appointed to the Board of Latin Resources, a lithium exploration company in Australia.

Dean C. Kehler – Director

Mr. Kehler co-founded Trimaran Fund Management, L.L.C. (“Trimaran Fund”) in 1998, where he is a Managing Partner, and serves as a Manager of Trimaran Fund II. Mr. Kehler was also the Co-Chairman and Chief Executive Officer of GX Acquisition Corp. II, a position he has held from August 2018 to March 2023. From 1995 to 2000, Mr. Kehler held senior positions at Canadian Imperial Bank of Commerce (“CIBC”), including Vice Chairman of CIBC World Markets Corp. Mr. Kehler currently serves on the Boards of Directors of Portman Ridge Finance Corporation (formerly KCAP Financial Inc.) and Celularity, Inc. Within the last five years, he has served a director of Inviva Inc., Security First Corp. and Graphene Frontiers, LLC. He holds a bachelor’s degree from the Wharton School of the University of Pennsylvania.

Michael G. Maselli – Director

Mr. Maselli is a managing director of Trimaran Fund, a position he has held since 2006, and was the President of Acquisitions of GX Acquisition Corp. II from August 2018 to March 2023. Before joining Trimaran Fund in February 2006, Mr. Maselli worked in the Corporate and Leverage Finance Groups of CIBC World Markets. Prior to joining CIBC in 1997, Mr. Maselli served as a Managing Director in Bear Stearns’ corporate finance group and, prior to that, as a Vice President at Kidder Peabody & Co. Incorporated. Since 2010, Mr. Maselli has served on the board of directors of El Pollo Loco Holdings, and he served as their Chairman of the Board from 2011 to 2023. He served on the board of ChanceLight, Inc. (f/k/a Educational Services of America, Inc.) until 2018. From 2013 to 2015, he served on the board of directors of Norcraft Companies, Inc., and also served on the board of managers of its predecessor company beginning in 2003. Additionally, Mr. Maselli served on the board of directors of Standard Steel, LLC, and was director as well as Chairman of the Board of CB Holding Corp. Mr. Maselli received an MBA with distinction from The A.B. Freeman School at Tulane University and a bachelor’s degree in economics from the University of Colorado.

Fiscal 2023 Director Compensation

Effective at the Closing on March 17, 2023, the Company increased the size of its Board to nine directors and appointed Michael G. Maselli and Dean C. Kehler. On May 15, 2023, Fernanda Reda Fenga Viana Klamas resigned from the Board. One of the directors serving on the Board (Mark A. Smith) is also a named executive officer. For a description of the compensation paid to Mr. Smith, see “Fiscal 2023 Summary Compensation Table” below.

The following table sets forth all compensation the Company granted to our directors, other than Mr. Smith, for the fiscal year ended June 30, 2023:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David C. Beling	-	$123,600	$59,000	$182,600
Michael J. Morris	-	154,500	43,200	197,700
Anna Castner Wightman	-	123,600	35,500	159,100
Nilsa Guerrero-Mahon	-	139,050	27,500	166,550
Fernanda Reda Fenga Viana Klamas	-	123,600	11,500	135,100
Peter Oliver	-	123,600	4,000	127,600
Dean C. Kehler	-	-	–	-
Michael G. Maselli	-	-	–	-

(1)	Reflects the grant date fair value of stock options (“Options”) granted during the 2023 fiscal year, consisting of 50,000 Options for Mr. Morris, 45,000 Options for Ms. Guerrero-Mahon, and 40,000 Options each for Ms. Wightman, Ms. Fenga, Mr. Beling, and Mr. Oliver, in each case at an exercise price of $6.95 per share, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are described in Note 11 in the Company’s consolidated financial statements included in this Annual Report on Form 10-K. These Options were fully vested on the grant date and generally remain exercisable until three years after the grant date.

(2)	The amounts in this column reflect a special cash bonus paid to directors equal to $5,000 per year of service or portion thereof, based on their individual years of service on the Board.

For the fiscal year ended June 30, 2023, the directors of the Company did not receive any cash fees for serving on the Board, other than the special cash bonuses set forth in the table above. The directors of the Company have no standard compensation arrangements, or any other arrangements, with the Company, except as herein disclosed. Option grants are determined by the Compensation and Organization Committee of the Board (the “Compensation Committee”) on a discretionary basis each year. Executive officers of the Company who also act as directors of the Company do not receive any additional compensation for services rendered in such capacity. See “Fiscal 2023 Summary Compensation Table” below.

The aggregate number of Option awards outstanding at the end of fiscal year 2023 for each non-employee director who served during fiscal 2023 was as follows: Mr. Beling, 122,500 Options; Mr. Morris, 107,500 Options; Ms. Wightman, 122,500 Options; Ms. Guerrero-Mahon, 105,000 Options; Ms. Fenga, 117,500 Options; Mr. Oliver, 90,000 Options; Mr. Kehler, 0 Options; and Mr. Maselli, 0 Options. As of June 30, 2023, all the above Options were 100% vested.

Other Directorships

The following is a list of directorships held over the past five years by our directors. Except as listed below, no directors of the Company are also directors of reporting issuers.

Name of Director	Other Reporting Issuer (or equivalent)	Exchange
David C. Beling	Bullfrog Gold	CSE
Michael J. Morris	Pacific Premier Bancorp	Nasdaq
Mark A. Smith	Largo Resources Ltd.	TSX
	IBC Advanced Alloys Corp.	TSX-V
Peter Oliver	Latin Resources	ASX
Dean C. Kehler	El Pollo Loco Holdings, Inc. Portman Ridge Finance Corporation Celularity, Inc. GX Acquisition Corp. II	Nasdaq Nasdaq Nasdaq Nasdaq
Michael G. Maselli	El Pollo Loco Holdings, Inc.	Nasdaq

Legal Proceedings

No director or executive officer of the Company is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

During the past ten years, none of the persons serving as executive officers and/or directors of the Company and, with respect to promoters or control persons, for the past five years, none have been the subject matter of any of the legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Ethical Business Conduct

The Board expects management to operate the business of the Company in a manner that enhances shareholder value and is consistent with the highest level of integrity. Management is expected to execute the Company’s business plan and to meet performance goals and objectives according to the highest ethical standards.

In addition, directors and senior officers are bound by the provisions of the Company’s Articles and the British Columbia Business Corporations Act (“BCBCA”), which set forth how any conflicts of interest are to be dealt with. In particular, any director who has a material interest in a particular transaction is required to disclose such interest and to refrain from voting with respect to the approval of any such transaction.

Code of Business Conduct and Ethics

Our Board has adopted a written Code of Business Conduct and Ethics applicable to our employees, officers, and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at www.niocorp.com. If the Board amends the Code of Business Conduct and Ethics or grants a waiver, including an implicit waiver, from the Code of Business Conduct and Ethics, the Company will disclose the information on its internet website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver. Given the current size of the Company workforce, and the lack of significant operations, the Board monitors compliance through periodic discussions with executive management.

Audit Committee and Audit Committee Financial Experts

Our Audit Committee is currently comprised of Anna Castner Wightman, Michael J. Morris, and Nilsa Guerrero-Mahon, all of whom are independent directors. Our Board has determined that Mr. Morris and Ms. Guerrero-Mahon are audit committee financial experts, as defined by the rules of the SEC. Further, all Audit Committee members are financially literate as defined in NI 52-110. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets out the compensation for the fiscal years ended June 30, 2023 and 2022 for the individual who served as the Company’s CEO during fiscal year 2023, as well as the Company’s two other most highly compensated executive officers other than the CEO who were serving at the end of the last fiscal year (collectively, the “named executive officers”):

Fiscal 2023 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Total ($)
Mark A. Smith, Chief Executive Officer, President (2)	2023	$304,000	$100,000	$216,300	$620,300
	2022	297,000	—	256,471	553,471
Scott Honan, Chief Operating Officer	2023	265,000	50,000	123,600	438,600
	2022	260,000	—	118,371	378,371
Neal Shah, Chief Financial Officer and Corporate Secretary	2023	227,500	50,000	123,600	401,100
	2022	220,000	—	118,371	338,371

(1)	Reflects the grant date fair value of the Options granted during the reported fiscal years. Fiscal year 2023 grants consisted of 70,000 Options for Mr. Smith and 40,000 Options for each of Messrs. Honan and Shah, in each case at an exercise price of $6.95 per share. Grant date fair values were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 11 in the Company’s consolidated financial statements included in this Annual Report on Form 10-K. These Options were fully vested on the grant date and generally remain exercisable until three years after the grant date.

(2)	Disclosed amounts paid to 76 Resources, LLC, an entity controlled by Mr. Smith, as further described below under “Employment Agreements.”

Narrative Disclosure to Summary Compensation Table

Compensation Governance

The Company’s Compensation Committee determines an appropriate amount of compensation for the Company’s executives, reflecting the need to provide incentives and compensation for the time and effort expended by the executives while taking into account the financial and other resources of the Company. The Compensation Committee has the authority to engage and compensate, at the expense of the Company, any outside advisor that it determines to be necessary to permit it to carry out its duties (including compensation consultants and advisers), and utilized information provided by Insperity PEO Services LP (“Insperity”), the Company’s Professional Employer Organization, in February 2023, to assess employee salaries relative to industry and market peers.

Compensation Program Design

The Board, in conjunction with the Compensation Committee, determines compensation and rewards to senior management on the basis of individual and corporate performance, both in the short term and the long term, while at the same time being mindful of the responsibility that the Company has to its shareholders. In general, the Compensation Committee considers that its compensation program should be relatively simple in concept, given the current stage of the Company’s development, and that its focus should be balanced between reasonable current compensation and longer-term compensation tied to performance of the Company as a whole.

The Compensation Committee has not established a formal set of benchmarks or performance criteria to be met by the Company’s named executive officers; rather, the members of the Compensation Committee use the information provided by Insperity and their own subjective assessments of the level of success of the Company to determine, collectively, whether or not the named executive officers are successfully achieving the Company’s business plan and strategy and the degree to which they have performed in that regard. The Compensation Committee has not established any set or formal formula for determining named executive officer compensation, either as to the amount thereof or the specific mix of compensation elements, and compensation (and adjustments from time to time) is set through informal discussions at the Compensation Committee level.

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

Effective April 1, 2023, the Compensation Committee approved the following increases to the named executive officers’ base salaries to reflect each executive’s experience, contribution, responsibilities and pay relative to market and among senior executives at the Company.

NEO	Prior Base Salary Rate ($)	New Base Salary Rate ($)
Mark A. Smith	$297,000	$325,000
Scott Honan	260,000	280,000
Neal Shah	220,000	250,000

Bonus Compensation

The Board has discretion, where deemed appropriate and financially affordable for the Company, to grant a cash bonus to a named executive officer based on the performance of both the individual named executive officer and the Company. In March 2023, the Compensation Committee approved the following discretionary bonuses for the named executive officers, each of which was paid in April 2023:

NEO	Bonus Amount ($)
Mark A. Smith	$100,000
Scott Honan	50,000
Neal Shah	50,000

These one-time bonuses were intended to reflect the Compensation Committee’s desire to reward individual performance and teamwork across the senior leadership level.

Option-Based Awards

The incentive portion of each named executive officer’s compensation package consists primarily of Options awarded under the 2017 Amended Long-Term Incentive Plan. Share ownership opportunities through the grant of Options are provided to align the interests of senior management of the Company with the longer-term interests of the shareholders of the Company.

The 2017 Amended Long-Term Incentive Plan is administered by the Compensation Committee, and is intended to advance the interests of the Company through the motivation, attraction and retention of officers and other key employees, directors and consultants of the Company and affiliates of the Company and to secure for the Company and its shareholders the benefits inherent in the ownership of Common Shares of the Company by officers and other key employees, directors and consultants of the Company and affiliates of the Company. Grants of Options under the 2017 Amended Long-Term Incentive Plan are proposed/recommended by the CEO, and reviewed by the Compensation Committee. The Compensation Committee can approve, modify, or reject any proposed grants, in whole or in part. In general, the allocation of available Options among the eligible participants in the 2017 Amended Long-Term Incentive Plan is on an ad hoc basis, and there is no set formula for allocating available Options, nor is there any fixed benchmark or performance criteria to be achieved in order to receive an award of or vest in Options.

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

During the fiscal year ended June 30, 2023, the Compensation Committee approved all recommendations for the grant of Options proposed by management, and the named executive officers were granted the following number of Options effective March 27, 2023, each with an exercise price per share of $6.95 per share: Mr. Smith, 70,000 Options; Mr. Honan, 40,000 Options; and Mr. Shah, 40,000 Options. These Options were fully vested on the grant date and generally remain exercisable until three years after the grant date.

Employment Agreements and Severance Arrangements

The Company and KMSmith, LLC (“KMSmith”), an entity controlled by Mark A. Smith, entered into a Consulting Agreement effective September 23, 2013 (as amended, the “Smith Agreement”). On August 31, 2020, the Company, KMSmith and 76 Resources, Inc., an entity controlled by Mr. Smith, entered into a Contract Assignment and Novation Agreement, pursuant to which KMSmith assigned all of its rights under the Smith Agreement to 76 Resources, Inc. and 76 Resources, Inc. assumed all of KMSmith’s obligations under the Smith Agreement by novation. On August 1, 2021, the Company, 76 Resources, Inc. and 76 Resources, LLC, an entity controlled by Mr. Smith, entered into a Contract Assignment and Novation Agreement, pursuant to which 76 Resources, Inc. assigned all of its rights under the Smith Agreement to 76 Resources, LLC and 76 Resources, LLC assumed all of 76 Resources, Inc.’s obligations under the Smith Agreement by novation. Under the terms of the Smith Agreement, 76 Resources, LLC (as ultimate successor in interest to KMSmith), through Mr. Smith, performs the duties and responsibilities of the CEO of the Company and related services, for an indefinite term at a base rate of $297,000 per year, generally payable in equal monthly installments of $24,750. During fiscal 2023, the Smith Agreement was amended to increase the base rate to $325,000 per year. Any bonuses and incentive payments are payable at the discretion of the Board. Mr. Smith is eligible to receive Options under the 2017 Amended Long-Term Incentive Plan, as determined by the Board.

The Company may terminate the Smith Agreement at any time without notice or payment if (1) 76 Resources, LLC commits a material breach of the Smith Agreement (subject to a cure period in certain circumstances), (2) Mr. Smith dies or becomes permanently disabled, or (3) certain other “for cause” scenarios occur (as further described in the Smith Agreement). In the event the Smith Agreement is terminated by the Company for any other reason or if 76 Resources, LLC terminates the Smith Agreement on the occurrence of a Triggering Event, the Company shall pay 76 Resources, LLC a lump sum termination fee equal to the base fee in effect at the termination date as well as the average of any annual bonuses or other cash incentive payments for two calendar years immediately preceding the year the termination occurs. A Triggering Event is defined as: a substantial change in the nature of services to be performed by 76 Resources, LLC; a material breach by the Company of the Smith Agreement that is not remedied within 30 days of notice; the cessation of the Company as a going concern; the failure of the Company to pay a material amount due pursuant to the Smith Agreement within 30 days of the due date; or a material reduction in base fee or any other form of compensation payable by the Company to 76 Resources, LLC, except where all senior executives or consultants of the Company are subject to relatively similar reductions in such values. 76 Resources, LLC may terminate the Smith Agreement for a reason other than a Triggering Event on 90 days’ written notice and, should the Company immediately accept such termination notice, it shall pay 76 Resources, LLC the sum of $69,904. Should a change of control of the Company occur (as that term is defined in the Smith Agreement) and, within one year, either a Triggering Event occurs and 76 Resources, LLC terminates the Smith Agreement or 76 Resources, LLC’s engagement is terminated by the Company under circumstances that would give rise to a termination payment in the absence of a change of control, then 76 Resources, LLC shall be entitled to receive an amount equal to the base fee in effect at the termination date as well as the average of any annual bonuses or other cash payments for two calendar years immediately preceding the year the termination occurs. In the event 76 Resources, LLC is entitled to a termination payment with respect to a change of control, any Options previously granted to Mr. Smith shall become fully vested and shall remain exercisable for the original term of grant despite a termination of 76 Resources, LLC. Termination payments under the Smith Agreement are generally contingent on a release of claims by 76 Resources, LLC. The Smith Agreement also includes customary confidentiality and six-month employee non-solicitation provisions.

If the Smith Agreement is terminated by the Company for any reason other than as set out in the Smith Agreement, if 76 Resources, LLC terminates the Smith Agreement on the occurrence of a Triggering Event, or should a change of control of the Company occur and within one year, either a Triggering Event occurs and 76 Resources, LLC terminates the Smith Agreement or 76 Resources, LLC’s engagement is terminated without the occurrence of a Triggering Event, effective as of June 30, 2023, 76 Resources, LLC (as ultimate successor in interest to KMSmith) would have been entitled to a payment of $325,000.

As previously disclosed, on September 25, 2022, in connection with our entry into the Business Combination Agreement, Messrs. Shah and Honan (the “Covered Officers”) entered into employment agreements with a United States affiliate (the “U.S. Affiliate”) of the Company (the “Employment Agreements”). The Employment Agreements became effective upon the closing of the GXII Transaction, and will continue until either the Covered Officer or the U.S. Affiliate terminates the Covered Officer’s employment for any reason. Pursuant to the Employment Agreements, Mr. Shah continues to serve as Chief Financial Officer of the Company, and Mr. Honan continues to serve as the COO of the Company and serves as President of the U.S. Affiliate.

The Employment Agreement for Mr. Shah provides for an annual base salary of $220,000 per year, and Mr. Honan’s Employment Agreement provides for an annual base salary of $260,000 per year. The annual base salary rates for the Covered Officers will be reviewed at least annually for potential increases. As described above, the base salary rates of Messrs. Shah and Honan were increased in fiscal 2023. The Employment Agreements also provide each of the Covered Officers with eligibility to participate in (1) any annual cash bonus plan and/or any long-term incentive compensation plan as may be established by the U.S. Affiliate or its affiliates, and (2) any employee benefit plan, program, or policy of the U.S. Affiliate or its affiliates as may be in effect for senior executives of the U.S. Affiliate or its affiliates generally. The Employment Agreements also include the following additional features: (1) severance benefits upon certain qualifying terminations of employment, consisting of: (a) for a qualifying termination of the

Covered Officer’s employment by the U.S. Affiliate without Cause (as such term is defined in the Employment Agreements) that does not occur within two years after a Change in Control of the U.S. Affiliate (as defined in the Employment Agreements), certain accrued obligations, plus 12 months of salary continuation, and (b) for a qualifying termination of the Covered Officer’s employment by the U.S. Affiliate without Cause or by the Covered Officer for Good Reason (as such term is defined in the Employment Agreements) that occurs within two years after a Change in Control (a “Change in Control Termination”), certain accrued obligations, and a lump sum cash amount equal to two times the Covered Officer’s annual base salary as in effect at the time of such termination; and (2) a requirement that each Covered Executive execute a customary release of claims in favor of the U.S. Affiliate to receive severance compensation. In connection with the Covered Officers entering into the Employment Agreements each Covered Officer also entered into a restrictive covenant agreement (a “Restrictive Covenant Agreement”). The Restrictive Covenant Agreements will include customary restrictive covenants, including non-competition and non-solicitation obligations that remain in effect both during the employment term and for one year following termination of the Covered Officer’s employment other than a Change in Control Termination (in which case the period will be two years following such Change in Control Termination), as well as other customary restrictive covenants, such as confidentiality provisions.

Stock Options Under the 2017 Amended Long-Term Incentive Plan

In accordance with the 2017 Amended Long-Term Incentive Plan, the Company granted Options to its named executive officers during the Company’s 2023 fiscal year; no other equity-based awards were granted to the named executive officers during the 2023 fiscal year.

The following table sets forth the outstanding equity awards for each named executive officer at June 30, 2023. The Company has not granted full value stock-based awards to any of its named executive officers.

Outstanding Equity Awards at 2023 Fiscal Year-End

	Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Mark A. Smith	12/14/2020	50,000	—	5.66	(2)	12/14/2023
	12/17/2021	65,000	—	10.27	(2)	12/17/2024
	03/27/2023	70,000	—	6.95		03/27/2026

Scott Honan
	11/15/2018	35,000	—	4.08	(2)	11/15/2023
	12/14/2020	25,000	—	5.66	(2)	12/14/2023
	12/17/2021	30,000	—	10.27	(2)	12/17/2024
	03/27/2023	40,000	—	6.95		03/27/2026
Neal Shah
	11/15/2018	35,000	—	4.08	(2)	11/15/2023
	12/14/2020	25,000	—	5.66	(2)	12/14/2023
	12/17/2021	30,000	—	10.27	(2)	12/17/2024
	03/27/2023	40,000	—	6.95		03/27/2026

(1)	In connection with a reverse stock split effected by the Company on March 17, 2023, each then-outstanding Option then held by our named executive officers was adjusted as follows: (a) the number of shares subject to each such Option was divided by ten, with the resulting number rounded down to the nearest whole share; and (b) the exercise price applicable to each such outstanding Option was multiplied by ten, with the resulting price rounded up to the nearest whole cent. The amounts set forth in the table above with respect to options granted prior to March 27, 2023 reflect such adjustments.

(2)	Option exercise price based on a spot exchange rate of C$1.324 to US$1.00 on June 30, 2023.

Retirement Plan Benefits

Messrs. Honan and Shah are each eligible to participate in the Company’s 401(k) savings plan, which is designed to reward continued employment with the Company and assist participants with financial preparation for retirement. All amounts credited under the 401(k) savings plan relate to participant contributions. The Company does not currently make matching or other contributions to the 401(k) savings plan.

Termination and Change of Control Benefits

Except as described above, the Company has not entered into any plans or arrangements in respect of remuneration received or that may be received by the named executive officers in respect of compensating such officers or directors in the event of a change of control, termination of employment (as a result of resignation, retirement, change of control, etc.) or a change in responsibilities following a change of control. Options are generally subject to clawback provisions, and provide for post-employment exercise periods, pursuant to the terms of such awards and the 2017 Amended Long-Term Incentive Plan.

EQUITY COMPENSATION PLANS

The Company has maintained equity compensation plans under which Options have been granted. Option grants have been determined by the Company’s directors and are only provided in compliance with applicable laws and regulatory policy. The following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance as of June 30, 2023.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity Compensation Plans Approved by Security Holders (1)	1,541,500	$7.28	1,578,713	(2)
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total(3)	1,541,500	$7.28	1,578,713	(3)

(1)	Represents Options granted pursuant to the 2017 Amended Long-Term Incentive Plan.

(2)	Generally, the aggregate number of Common Shares reserved for issuance to participants under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units shall not exceed 5% of the issued and outstanding Common Shares from time to time. Common Shares subject to any grant (or any portion thereof) that are issued upon exercise or settlement, forfeited, surrendered, cancelled, unearned, or otherwise terminated will again be available for grant under the 2017 Amended Long-Term Incentive Plan.

(3)

As of the date of this report there are: (i) 1,319,000 outstanding securities awarded under the 2017 Amended Long-Term Incentive Plan representing 4.01% of the Company’s currently issued and outstanding Common Shares; and (ii) 1,972,341 remaining securities available for grant representing 5.99% of the Company’s currently issued and outstanding Common Shares.

Description of the 2017 Amended Long-Term Incentive Plan

On November 5, 2020, NioCorp’s shareholders approved the adoption of the 2017 Amended Long-Term Incentive Plan.

The following table presents the burn rates for the 2017 Amended Long-Term Incentive Plan since inception:

Fiscal Year Ending June 30	Number of awards granted (1)	Weighted average number of Common Shares outstanding (1)	Burn rate
2023	578,000	28,705,840	2.0%
2022	447,500	26,373,722	1.7%
2021	370,000	24,196,711	1.5%
2020	—	23,461,012	0.0%

(1)	As noted above, the Company completed a Reverse Stock Split. For purposes of comparability across fiscal years in this table, amounts in these columns with respect to fiscal years prior to 2023 represent the original amounts adjusted to reflect the Reverse Stock Split. With respect to the number of awards granted in fiscal 2023, any actual grants made prior to the Reverse Stock Split have also been adjusted.

PERFORMANCE GRAPH

The following graph compares total cumulative shareholder return for $100 invested in Common Shares from July 1, 2018, to June 30, 2023, with cumulative total returns for the S&P/TSX Composite Index and S&P/TSX Mining Index:

Overall, the Company’s cumulative return for the five-year period ended slightly below the range of returns for the two selected indices. As an exploration stage company, executive officer compensation has not historically been adjusted to reflect share performance trends. Compensation to executive officers remained flat from 2013 through February 2023, except for increases supported by additional job responsibilities and/or job promotions. Effective September 1, 2019, the Board approved a 10% base rate increase for all NioCorp employees and effective April 1, 2023, the Compensation Committee approved a base rate average increase of 12% for all NioCorp employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Shares of NioCorp for the following: (1) each person who is known by NioCorp to beneficially own more than 5% of the outstanding shares of NioCorp’s Common

Shares; (2) each of the named executive officers (as defined in the “Fiscal 2023 Summary Compensation Table,” above); (3) each of NioCorp’s directors; and (4) all directors and executive officers of NioCorp as a group.

Beneficial ownership of Common Shares in the table below is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Common Shares. Common Shares that may be acquired by an individual or group within 60 days of October 6, 2023, pursuant to the exercise of options to purchase Common Shares (“Options”), the exercise of Common Share purchase warrants (“Warrants”) or the exchange of shares of Class B common stock of ECRC (formerly known as GXII), are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 32,913,419 Common Shares outstanding as of October 6, 2023. Unless otherwise noted in the table below, Options vested at the grant date.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all Common Shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o NioCorp Developments Ltd., 7000 South Yosemite Street, Suite 115, Centennial, CO 80112.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership (1)(2)		Percent of Common Shares
Mark A. Smith, PE, Esq. Highlands Ranch, Colorado, USA	Chief Executive Officer, President, Executive Chairman and Director	2,226,795	(3)	6.73%
Neal Shah Superior, Colorado, USA	Chief Financial Officer and Corporate Secretary	185,000	(4)	*
Scott Honan Centennial, Colorado, USA	Chief Operating Officer	184,452	(5)	*
Jim Sims Golden Colorado, USA	VP – External Affairs	152,928	(6)	*
Michael J. Morris San Luis Obispo, California, USA	Lead Director	144,698	(7)	*
David C. Beling Grand Junction, Colorado, USA	Director	168,391	(8)	*
Anna Castner Wightman Omaha, Nebraska, USA	Director	127,462	(9)	*
Nilsa Guerrero-Mahon Brighton, Colorado, USA	Director	121,068	(10)	*
Dean Kehler New York, New York, USA	Director	4,364,991	(11)	13.26%
Michael Maselli Pelham, New York, USA	Director	778,231	(12)	2.36%
Peter Oliver Bunbury, Western Australia, Australia	Director	90,000	(13)	*
All current directors, executive officers and named executive officers as a group (11 persons)		8,544,016		25.21%

* Represents ownership of less than 1%.

(1)	Calculated in accordance with Rule 13d-3 of the Exchange Act.

(2)	On March 17, 2023, NioCorp effected a 1-to-10 Reverse Stock Split of the Common Shares, with any fractional shares resulting from the Reverse Stock Split rounded down to the nearest whole share. All Options and Warrants outstanding as of March 17, 2023 were adjusted to reflect the Reverse Stock Split. Such Options and Warrants initially covered a number of shares equal to the amount reported herein times 10 (and at an exercise price equal to the amount reported herein divided by 10). Class B common stock of ECRC, which may be exchanged for Common Shares upon certain conditions, were issued on a post-Reverse Stock Split basis.

(3)	As of October 6, 2023, Mr. Smith beneficially owns 2,041,795 outstanding Common Shares. In addition, he beneficially owns 185,000 vested Options comprised of the following: (i) on December 14, 2020, Mr. Smith was granted 50,000 Options for a period of three years at a price of C$7.50 per Common share; (ii) on December 17, 2021, Mr. Smith was granted 65,000 Options for a period of three years at a price of C$13.60 per Common Share; and (iii) on March 27, 2023, Mr. Smith was granted 70,000 Options for a period of three years at a price of $6.95 per Common Share.

(4)	As of October 6, 2023, Mr. Shah beneficially owns 55,000 outstanding Common Shares. In addition, he beneficially owns 130,000 vested Options comprised of the following: (i) on November 15, 2018, Mr. Shah was granted 35,000 Options for a period of five years at a price of C$5.40 per Common Share, which vest over a period of 18 months with 100% having vested at this time; (ii) on December 14, 2020, Mr. Shah was granted 25,000 Options for a period of three years at a price of C$7.50 per Common share; (iii) on December 17, 2021, Mr. Shah was granted 30,000 Options for a period of three years at a price of C$13.60 per Common Share; and (iv) on March 27, 2023, Mr. Shah was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share.

(5)	As of October 6, 2023, Mr. Honan beneficially owns 54,452 outstanding Common Shares. In addition, he beneficially owns 130,000 vested Options comprised of the following: (i) on November 15, 2018, Mr. Honan was granted 35,000 Options for a period of five years at a price of C$5.40 per Common Share, which vest over a period of 18 months with 100% having vested at this time; (ii) on December 14, 2020, Mr. Honan was granted 25,000 Options for a period of three years at a price of C$7.50 per Common share; (iii) on December 17, 2021, Mr. Honan was granted 30,000 Options for a period of three years at a price of C$13.60 per Common Share; and (iv) on March 27, 2023, Mr. Honan was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share.

(6)	As of October 6, 2023, Mr. Sims beneficially owns 57,928 outstanding Common Shares. In addition, he beneficially owns 95,000 vested Options comprised of the following: (i) on December 14, 2020, Mr. Sims was granted 25,000 Options for a period of three years at a price of C$7.50 per Common share; (ii) on December 17, 2021, Mr. Sims was granted 30,000 Options for a period of three years at a price of C$13.60 per Common Share; and (iii) on March 27, 2023, Mr. Sims was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share.

(7)	As of October 6, 2023, Mr. Morris beneficially owns 62,198 outstanding Common Shares. He shares both voting and investment power with respect to 5,525 of such Common Shares with his wife as the only trustees of the Michael and Sandra Morris Trust. In addition, he beneficially owns 82,500 vested Options comprised of the following: (i) on December 17, 2021, Mr. Morris was granted 32,500 Options for a period of three years at a price of C$13.60 per Common Share; and (ii) on March 27, 2023, Mr. Morris was granted 50,000 Options for a period of three years at a price of $6.95 per Common Share.

(8)	As of October 6, 2023, Mr. Beling beneficially owns 70,891 outstanding Common Shares. In addition, he beneficially owns 97,500 vested Options comprised of the following: (i) on November 15, 2018, Mr. Beling was granted 30,000 Options for a period of five years at a price of C$5.40 per Common Share, which vest over a period of 18 months with 100% having vested at this time; (ii) on December 17, 2021, Mr. Beling was granted 27,500 Options for a period of three years at a price of C$13.60 per Common Share; and (iii) on March 27, 2023, Mr. Beling was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share.

(9)	As of October 6, 2023, Ms. Wightman beneficially owns 29,562 outstanding Common Shares. She shares both voting and investment power with respect to (i) 100 such Common Shares with her husband, (ii) 50 such Common Shares with a minor child and (iii) 50 such Common Shares with a minor child. In addition, she beneficially owns 97,500 vested Options comprised of the following: (i) on November 15, 2018, Ms. Wightman was granted 30,000 Options for a period of five years at a price of C$5.40 per Common Share, which vest over a period of 18 months with 100% having vested at this time; (ii) on December 17, 2021, Ms. Wightman was granted 27,500 Options for a period of three years at a price of C$13.60 per Common Share; and (iii) on March 27, 2023, Ms. Wightman was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share.

(10)	As of October 6, 2023, Ms. Guerrero-Mahon beneficially owns 46,068 Common Shares. In addition, she beneficially owns 75,000 vested Options comprised of the following: (i) on December 17, 2021, Ms. Guerrero-Mahon was granted 30,000 Options for a period of three years at a price of C$13.60 per Common Share; and (ii) on March 27, 2023, Ms. Guerrero-Mahon was granted 45,000 Options for a period of three years at a price of $6.95 per Common Share.

(11)	As of October 6, 2023, Mr. Kehler beneficially owns 2,511,918 Common Shares issuable upon the exchange of shares of Class B common stock of ECRC comprised of the following: (i) 1,441,290 Common Shares issuable up issuable upon the exchange of shares of Class B common stock of ECRC that are vested as of the date hereof (“Vested Shares”); (ii) 535,314 Common Shares issuable upon the exchange of shares of Class B common stock of ECRC that will vest when the volume-weighted average price of the Common Shares on the principal exchange of the Common Shares as reported by Bloomberg (“VWAP”) equals or exceeds approximately $12.00 per share for 20 of any 30 consecutive trading days during from March 17, 2023 to March 17, 2033 (such period, the “Earnout Share Period”) on any stock exchange on which the Common Shares are then trading (such Common Shares, the “Tranche I Earnout Shares”); and (iii) 535,314 Common Shares issuable upon the exchange of shares of Class B common stock of ECRC that will vest when the VWAP of the Common Shares equals or exceeds approximately $15.00 per share for 20 of any 30 consecutive trading days during the Earnout Share Period on any stock exchange on which the Common Shares are then trading (such Common Shares, the “Tranche II Earnout Shares”). He shares both voting and investment power with respect to (i) 318,480 such Vested Shares with U.S. Trust Company of Delaware, as co-trustee of the Elizabeth Kehler 2012 Family Trust under Declaration of Trust dated December 12, 2012 (the “Elizabeth Kehler Trust”); (ii) 118,284 such Tranche I Earnout Shares with U.S. Trust Company of Delaware, as co-trustee of the Elizabeth Kehler Trust; and (iii) 118,284 such Tranche II Earnout Shares with U.S. Trust Company of Delaware, as co-trustee of the Elizabeth Kehler Trust. In addition, Mr. Kehler beneficially owns 1,853,073 Common Shares issuable upon exercise of 1,657,057 Warrants issued in connection with the transactions contemplated by the Business Combination Agreement, dated as of September 25, 2022, among the Company, GX Acquisition Corp. II and Big Red Merger Sub Ltd. (the “NioCorp Assumed Warrants”), held by Mr. Kehler.

(12)	As of October 6, 2023, Mr. Maselli beneficially owns 563,081 Common Shares issuable upon the exchange of shares of Class B common stock of ECRC comprised of the following: (i) 323,085 Vested Shares; (ii) 119,998 Tranche I Earnout Shares; and (iii) 119,998 Tranche II Earnout Shares. In addition, Mr. Maselli beneficially owns 215,150 Common Shares issuable upon exercise of 192,392 NioCorp Assumed Warrants held by Mr. Maselli.

(13)	As of October 6, 2023, Mr. Oliver beneficially owns 90,000 vested Options comprised of the following: (i) on May 30, 2022, Mr. Oliver was granted 50,000 Options for a period of three years at a price of C$11.00; and (ii) on March 27, 2023, Mr. Oliver was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share.

Security Ownership of Certain Beneficial Owners

As of October 6, 2023, the Company is not aware of any persons that beneficially own more than 5% of its outstanding Common Shares who does not serve as an executive officer or director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sets forth certain information regarding transactions between the Company (and its subsidiaries) and its officers, directors, and significant shareholders. There have been no other transactions since the end of the Company’s most recently completed fiscal year and there are no currently proposed transactions in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (for purposes of Item 404 of Regulation S-K) had or will have a direct or indirect material interest.

Loan Transactions:

Mr. Smith is our Chief Executive Officer, President, Executive Chairman, and Director. On January 16, 2017, the Company and Mr. Smith entered into a credit agreement (the “Smith Credit Agreement”) pursuant to which Mr. Smith agreed to make available to the Company a credit facility of initially up to $2,000,000. On January 17, 2020, the Company entered into an amending agreement to the Smith Credit Agreement, increasing the limit of the credit facility to $2,500,000 from the previous limit of $2,000,000. On April 3, 2020, the Smith Credit Agreement was amended to increase the limit of the credit facility to $3,000,000 and on June 10, 2020, the Smith Credit Agreement was amended to increase the limit of the credit facility to $3,500,000. In addition, on June 10, 2020, the maturity date for the Smith Credit Agreement was extended to December 15, 2020. On December 14, 2020, the maturity date for the Smith Credit Agreement was extended to December 15, 2021. On December 13, 2021, the maturity date for the Smith Credit Agreement was extended to June 30, 2022. On June 29, 2022, the maturity date for the Smith Credit Agreement was extended to June 30, 2023. On February 28, 2023, the Smith Credit Agreement was amended to increase the borrowing limit to $4,000,000 from the previous limit of $3,500,000. The Company subsequently drew down $1,130,000, leaving an available balance under the Smith Credit Agreement of $52,000.

The largest aggregate amount of principal outstanding under the Smith Credit Agreement during the years ended June 30, 2023 and 2022 was $3,130,000 and $2,318,000, respectively. Principal repayments of $3,130,000 and $318,000 were made under the Smith Credit Agreement during the years ended June 30, 2023 and 2022, respectively. In addition, interest payments of $183,343 and $251,741 were paid under the Smith Credit Agreement during the years ended June 30, 2023 and 2022, respectively, and $0 of interest remained payable as of June 30, 2023. As of June 30, 2023, all principal and accrued interest outstanding under the Smith Credit Agreement had been repaid and the Smith Credit Agreement expired on June 30, 2023. Accounts payable and accrued liabilities as of June 30, 2023, includes $28,250 of origination fees payable under the Smith Credit Agreement.

Review, Approval or Ratification of Related Person Transactions

Other than as described below, the Company does not currently have in place any specific policy or procedure in respect of the review, approval or ratification of any transaction required to be reported under Item 404(a) of Regulation S-K. Sections 147-153 of the BCBCA set out rules and procedures applicable to all British Columbia corporations, pursuant to which a director presented with a resolution in respect of any matter (including an equity issuance) in respect of which he/she has an interest must disclose that interest in writing to the corporation’s board of directors prior to the approval of such matter. This procedure ensures that each equity issuance to a director or officer of the Company is approved by all directors of the Company not involved in such sale. All loan transactions from directors and officers are subject to review and approval by the Board prior to acceptance and are documented in the meeting minutes.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by BDO USA, P.C. (formerly known as BDO USA, LLP) Certified Public Accountants (“BDO”) for each of the last two fiscal years for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s filings and fees billed for other services rendered by BDO during those periods.

Fiscal Year Ending June 30,	Audit Fees(1) ($)	Audit-Related Fees(2) ($)	Tax Fees(3) ($)	All Other Fees(4) ($)
2023	1,205,765	—	23,356	—
2022	181,920	—	14,551	—

(1)	“Audit Fees” include fees necessary to perform the annual audit and quarterly reviews of the Company’s consolidated financial statements. Audit Fees include fees for review of tax provisions and for accounting consultations on matters reflected in the consolidated financial statements. Audit Fees also include audit or other attest services required by legislation or regulation, such as comfort letters, consents, reviews of securities filings and statutory audits.

(2)	“Audit-Related Fees” include services that are traditionally performed by the auditor. These audit-related services include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attest services not required by legislation or regulation.

(3)	“Tax Fees” include fees for all tax services other than those included in “Audit Fees” and “Audit-Related Fees.” This category includes fees for tax compliance, tax planning and tax advice. Tax planning and tax advice includes assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities. For the financial years ended June 30, 2023 and 2022, these tax services included the preparation of Canadian and U.S. federal and state tax returns and tax planning and tax advice services.

(4)	“All Other Fees” includes all other non-audit services.

Pre-approval Policies

The policy of the Audit Committee of the Board (the “Audit Committee”) has been to pre-approve all audit, audit-related and non-audit services performed by our independent auditors and to subsequently review the actual fees and expenses paid to our independent auditors. Accordingly, the Audit Committee pre-approved all audit, audit-related and non-audit services performed by BDO and subsequently reviewed the actual fees and expenses paid to BDO. The Audit Committee has determined that the fees paid to BDO for services are compatible with maintaining BDO’s independence as our auditors. All of the services provided by BDO during the year ended June 30, 2023, were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

(1)	The Consolidated Financial Statements, together with the report thereon of BDO USA, P.C. dated October 6, 2023, are included as part of Item 8, “Financial Statements and Supplementary Data,” commencing on page 60 above.

(a)	Exhibits

Exhibit No.	Title

2.1(1)***	Business Combination Agreement, dated September 25, 2022, by and among NioCorp Developments Ltd., GX Acquisition Corp. II and Big Red Merger Sub Ltd
3.1(2)	Notice of Articles of NioCorp Developments Ltd., dated April 5, 2016
3.2(2)	Articles of NioCorp Developments Ltd., as amended, effective as of January 27, 2015
3.3(3)	Amendment to Articles, effective March 17, 2023
4.1(4)	Convertible Security Funding Agreement, dated February 16, 2021, between the Company and Lind Global Asset Management III, LLC
4.2(4)	Form of Lind III Warrant Certificate
4.3(5)	Amendment #1 to Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind Global Asset Management III, LLC
4.4(6)	Waiver and Consent Agreement, dated September 25, 2022, between NioCorp Developments Ltd. and Lind Global Asset Management III, LLC
4.5(7)	Form of Subscription Agreement in respect of units of the Company issued in June 2022
4.6(7)	Form of Warrants issued in June 2022
4.7(8)	Non-Transferable Broker Warrant Certificate, dated June 30, 2022, in respect of non-transferable broker warrants issued to Research Capital Corporation
4.8(8)	Non-Transferable Broker Warrant Certificate, dated June 30, 2022, in respect of non-transferable broker warrants issued to Red Cloud Securities, Inc.
4.9(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., GX Sponsor II LLC, in its capacity as a shareholder of GX Acquisition Corp. II, and certain other shareholders of GX Acquisition Corp. II
4.10(9)	Joinder to Sponsor Support Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd. and each of the Holders party thereto
4.11(3)	Amended and Restated Registration Rights Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., GX Acquisition Corp. II, GX Sponsor II LLC, certain holders of the common shares of the NioCorp Developments Ltd. listed on Schedule 1 thereto, certain current and former stockholders of GX Acquisition Corp. II, and other persons and entities listed on Schedule 2 thereto
4.12(3)	Registration Rights Agreement Joinder, dated as of March 17, 2023, by and among NioCorp Developments Ltd. and each of the parties listed on Schedule A thereto
4.13(3)	Exchange Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., GX Acquisition Corp. II and GX Sponsor II LLC
4.14(9)	Joinder to Exchange Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., Elk Creek Resources Corp (f/k/a GX Acquisition Corp. II) and each of the Holders party thereto
4.15(10)	Warrant Agreement, dated March 17, 2021, by and between GX Acquisition Corp. II and Continental Stock Transfer & Trust Company
4.16(3)	Assignment, Assumption and Amendment Agreement, dated as of March 17, 2023, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., Continental Stock Transfer & Trust Company, as the existing Warrant Agent, and Computershare Inc. and its affiliate Computershare Trust Company, N.A., as the successor Warrant Agent
4.17(3)	Form of Warrant (included in Exhibit 4.16)
4.18(11)	Securities Purchase Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and each of the investors listed on the Schedule of Buyers attached thereto
4.19(12)	Amendment No. 1 to Securities Purchase Agreement, dated February 24, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
4.20(12)	Form of Convertible Debenture (included in Exhibit 4.19)
4.21(11)	Form of Financing Warrants (included in Exhibit 4.18)
4.22(11)	Registration Rights Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
4.23(13)	Form of Subscription Agreement in respect of units issued in September 2023
4.24(13)	Form of Warrants issued in September 2023
4.25	Description of Securities
10.1(14)#	NioCorp Developments Ltd. Long Term Incentive Plan, effective as of November 9, 2017
10.2(2)#	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC
10.3(15)#	Amendment to Contract, dated September 1, 2019, between the Company and KMSmith, LLC
10.4(15)#	Contract Assignment and Novation Agreement, dated as of August 31, 2020, among the Company, KMSmith, LLC and 76 Resources, Inc.
10.5(16)#	Contract Assignment and Novation Agreement, dated as of August 1, 2021, among the Company, 76 Resources, Inc. and 76 Resources, LLC
10.6(17)#	Amendment to Contract, dated April 1, 2023, between the Company and 76 Resources, LLC
10.7(18)*	Offtake agreement, dated June 13, 2006, between the Company and CMC Cometals, a division of Commercial Metals Company
10.8(19)	Amendment No. 1 to Offtake Agreement, dated April 13, 2020, between the Company and Traxys North America LLC, as assignee
10.9(20)	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.10(15)**, ***	Woltemath 003J Amended and Restated Option to Purchase, dated January 4, 2017, among ECRC and Victor L. and Juanita E. Woltemath
10.11(15)**, ***	Woltemath 003J Extension to Option to Purchase, dated December 23, 2019, among ECRC and Victor L. and Juanita E. Woltemath
10.12(21)	Security Agreement, dated June 17, 2015, from the Company to Mark Smith
10.13(22)#	NioCorp Developments Ltd. Long Term Incentive Plan, as amended
10.14(11)	Standby Equity Purchase Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
10.15(3)#	Form of Director and Officer Indemnification Agreement
10.16(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Neal Shah
10.17(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Scott Honan
10.18(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Jim Sims
10.19(1)#	Form of Restrictive Covenant Agreement
21.1	Subsidiaries of NioCorp Developments Ltd.

23.1	Consent of BDO USA, P.C.
23.2	Consent of Dahrouge Geological Consulting USA Ltd.
23.3	Consent of Understood Mineral Resources Ltd.
23.4	Consent of Optimize Group Inc.
23.5	Consent of Tetra Tech
23.6	Consent of Adrian Brown Consultants Inc.
23.7	Consent of Magemi Mining Inc.
23.8	Consent of L3 Process Development
23.9	Consent of Olsson
23.10	Consent of A2GC
23.11	Consent of Metallurgy Concept Solutions
23.12	Consent of Scott Honan, M.Sc., SME-RM, NioCorp
23.13	Consent of Everett Bird, P.E., Cementation
23.14	Consent of Matt Hales, P.E., Cementation
23.15	Consent of Mahmood Khwaja, P.E., CDM Smith
23.16	Consent of Martin Lepage, P.Eng., Cementation
23.17	Consent of Wynand Marx, M.Eng., BBE Consulting
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1(8)	S-K 1300 Elk Creek Technical Report Summary
101.INS(23)	XBRL Instance Document
101.SCH(23)	XBRL Taxonomy Extension – Schema
101.CAL(23)	XBRL Taxonomy Extension – Calculations
101.DEF(23)	XBRL Taxonomy Extension – Definitions
101.LAB(23)	XBRL Taxonomy Extension – Labels
101.PRE(23)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement or agreement.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

***	Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on September 29, 2022 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on March 17, 2023 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 17, 2021 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 10-Q (File No. 000-55710) filed with the SEC on February 4, 2022 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-268227) filed with the SEC on November 7, 2022 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on June 30, 2022 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 6, 2022 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-271268) filed with the SEC on April 14, 2023 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Elk Creek Resources Corp.’s (f/k/a GX Acquisition Corp. II) Current Report on Form 8-K (File No. 001-40226) filed with the SEC on March 22, 2021 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 27, 2023 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 24, 2023 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on September 1, 2023 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 13, 2017 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 16, 2020 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 8, 2021 and incorporated herein by reference.

(17)

Previously filed as an exhibit to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 (File No. 333-271268) filed with the SEC on August 22, 2023 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-213451) filed with the SEC on September 2, 2016 and incorporated herein by reference.

(19)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A (File No. 000-55710) filed with the SEC on October 31, 2022 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on August 29, 2017 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-217272) filed with the SEC on April 12, 2017 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 6, 2020 and incorporated herein by reference.
(23)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2023 and June 30,

2022, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2023, 2022 and 2021, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2023, 2022 and 2021, (iv) the Consolidated Statements of Changes in Equity for the years ended June 30, 2023, 2022 and 2021, (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/ Neal Shah
Neal Shah Chief Financial Officer

October 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 6, 2023.

Signature	Title
/s/ Mark A. Smith	President, Chief Executive Officer (Principal
Mark A. Smith	Executive Officer and Authorized U.S. Representative)
and Chairman of the Board of Directors

/s/ Neal Shah	Chief Financial Officer (Principal Financial and
Neal Shah	Accounting Officer)

/s/ Michael Morris	Director
Michael Morris

/s/ David C. Beling	Director
David C. Beling

/s/ Anna Castner Wightman	Director
Anna Castner Wightman

/s/ Nilsa Guerrero-Mahon	Director
Nilsa Guerrero-Mahon

/s/ Dean C. Kehler	Director
Dean C. Kehler

/s/ Michael G. Maselli	Director
Michael G. Maselli

/s/ Peter Oliver	Director
Peter Oliver