Form 10-Q
period 2023-09-30
NIOCORP DEVELOPMENTS LTD
filed 2023-11-13
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the registrant had 33,142,280 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
Condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023 (unaudited)	2

Condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2023 and 2022 (unaudited)	3

Condensed consolidated statements of cash flows for the three months ended September 30, 2023 and 2022 (unaudited)	4

Condensed consolidated statements of shareholders’ (deficit) equity and redeemable noncontrolling interest for the three months ended September 30, 2023 and 2022 (unaudited)	5

Notes to condensed consolidated financial statements (unaudited)	6 - 13

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	September 30, 2023	June 30, 2023
ASSETS
Current
Cash and cash equivalents		$1,098	$2,341
Prepaid expenses and other		968	1,385
Total current assets		2,066	3,726
Non-current
Deposits		35	35
Investment in equity securities		8	9
Right-of-use assets		223	236
Land and buildings, net		838	839
Mineral properties		16,085	16,085
Total assets		$19,255	$20,930

LIABILITIES
Current
Accounts payable and accrued liabilities	4	$3,615	$3,491
Convertible debt, current portion	5	6,907	-
Warrant liability, at fair value	7c	1,964	-
Operating lease liability	9	71	71
Total current liabilities		12,557	3,562
Non-current
Convertible debt		-	10,561
Warrant liabilities, at fair value	7c	3,098	4,989
Earnout Shares liability, at fair value	6	8,428	10,521
Operating lease liability	9	150	164
Total liabilities		24,233	29,797
Commitments and contingencies	9
Redeemable noncontrolling interest		1,926	2,100
SHAREHOLDERS' DEFICIT
Common shares, no par value, unlimited shares authorized; 32,913,419 and 31,202,131 shares outstanding, respectively	7	147,697	140,421
Accumulated deficit		(153,690)	(150,477)
Accumulated other comprehensive loss		(911)	(911)
Total shareholders’ deficit		(6,904)	(10,967)
Total liabilities, redeemable noncontrolling interest, and shareholders’ deficit		$19,255	$20,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the Three Months Ended September 30,
	Note	2023	2022
Operating expenses
Employee related costs		$322	$293
Professional fees		1,187	164
Exploration expenditures	8	1,100	1,288
Other operating expenses		834	337
Total operating expenses		3,443	2,082

Change in fair value of Earnout Shares liability	6	(2,093)	-
Change in fair value of warrant liability	7c	73	(257)
Debt extinguishment		-	1,622
Foreign exchange (gain) loss		(11)	173
Interest expense		2,075	258
Other loss (gain) on equity securities		1	(1)
Loss before income taxes		3,488	3,877
Income tax benefit		(101)	-
Net loss		3,387	3,877
Net loss attributable to redeemable noncontrolling interest		174	-
Net loss attributable to the Company	2d	$3,213	$3,877

Other comprehensive loss:
Net loss		$3,387	$3,877
Other comprehensive loss:
Reporting currency translation		-	5
Total comprehensive loss		3,387	3,882
Comprehensive loss attributable to redeemable noncontrolling interest		174	-
Comprehensive loss attributable to the Company		$3,213	$3,882

Loss per common share, basic and diluted	2d	$0.09	$0.14

Weighted average common shares outstanding, basic and diluted		31,967,091	27,792,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,387)	$(3,877)
Adjustments for:
Change in fair value of Earnout Shares liability	(2,093)	-
Change in fair value of warrant liabilities	73	(257)
Accretion of convertible debt	2,075	194
Loss on debt extinguishment	-	1,622
Loss on equity facility shares issued	53	-
Foreign exchange loss	-	177
Depreciation	1	1
Unrealized loss (gain) on equity securities	1	(1)
Non-cash lease activity	(1)	(2)
	(3,278)	(2,143)
Change in working capital items:
Prepaid expenses and other	417	209
Accounts payable and accrued liabilities	124	196
Net cash used in operating activities	(2,737)	(1,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	1,532	-
Share issue costs	(38)	(21)
Net cash provided by (used in) financing activities	1,494	(21)
Exchange rate effect on cash and cash equivalents	-	(329)
Change in cash and cash equivalents during period	(1,243)	(2,088)
Cash and cash equivalents, beginning of period	2,341	5,280
Cash and cash equivalents, end of period	$1,098	$3,192

Supplemental cash flow information:
Amounts paid for interest	$-	$-
Amounts paid for income taxes	-	-
Non-cash investing and financing transactions:
Conversion of debt for common shares	$5,729	$1,650
Deferred transaction costs, accrued but not paid	-	2,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share amounts) (unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2022	27,667,060	$129,055	$(110,397)	$(993)	$17,665	$-
Debt conversions	272,262	1,650	-	-	1,650	-
Share issuance costs	-	(21)	-	-	(21)	-
Reporting currency presentation	-	-	-	(5)	(5)	-
Loss for the period	-	-	(3,877)	-	(3,877)	-
Balance, September 30, 2022	27,939,322	$130,684	$(114,274)	$(998)	$15,412	$-

Balance, June 30, 2023	31,202,131	$140,421	$(150,477)	$(911)	$(10,967)	$2,100
Private placement	250,000	1,000	-	-	1,000	-
Yorkville equity facility	145,000	585	-	-	585	-
Debt conversions	1,316,288	5,729	-	-	5,729	-
Share issuance costs	-	(38)	-	-	(38)	-
Loss for the period	-	-	(3,213)	-	(3,213)	(174)
Balance, September 30, 2023	32,913,419	$147,697	$(153,690)	$(911)	$(6,904)	$1,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

1.	DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (“we,” “us,” “our,” “NioCorp” or the “Company”) was incorporated on February 27, 1987, under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in North America, specifically, the Elk Creek development-stage property (the “Elk Creek Project”) located in southeastern Nebraska.

These interim condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project to construction and commercial operation. As further discussed in Note 3, these matters raised substantial doubt about the Company’s ability to continue as a going concern, and the Company is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors.

2.	BASIS OF PREPARATION

a)	Basis of Preparation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2023. Certain transactions include reference to Canadian dollars (“C$”) where applicable.

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows at September 30, 2023, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2023. The interim results are not necessarily indicative of results for the full year ending June 30, 2024, or future operating periods.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the carrying value of long-term assets, deferred income tax assets and related valuations, liabilities related to the Earnout Shares, Private Warrants, and Contingent Consent Warrants (each, as defined below), and share-

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Earnings per Share

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

	For the Three Months Ended September 30,
	2023	2022
Net loss	$3,387	$3,877
Adjust: Net loss attributable to noncontrolling interest	(174)	-
Net loss available to participating securities	3,213	3,877
Net loss attributable to vested shares of ECRC Class B common stock	(257)	-
Net loss attributed to common shareholders - basic and diluted	$2,956	$3,877
Denominator:
Weighted average shares outstanding – basic and diluted	31,967,091	27,792,631

Loss per Common Share outstanding – basic and diluted	$0.09	$0.14

The following common shares, no par value, of the Company (“Common Shares”) underlying options to purchase Common Shares (“Options”), Common Share purchase warrants (“Warrants”), and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three-month periods indicated below.

	For the Three Months Ended September 30,
	2023	2022
Excluded potentially dilutive securities (1)(2):
Options	1,319,000	1,446,400
Warrants	19,066,304	1,851,622
Convertible debt	2,448,730	103,000
Total potential dilutive securities	22,834,034	3,401,022

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

(2)	Earnout Shares are excluded as the vesting terms were not met as of the end of the reporting period.

3.	GOING CONCERN ISSUES

The Company incurred a loss of $3,387 for the three months ended September 30, 2023 (2022 - $3,877) and had a working capital deficit of $10,491 and an accumulated deficit of $153,690 as of September 30, 2023. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of September 30, 2023, the Company had cash of $1,098, which will not be sufficient to fund normal operations for the next twelve months without deferring payment on certain liabilities or raising additional funds. In addition, the Company will be required to raise additional funds for construction and

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

commencement of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue operations and fund its expenditures, which have averaged approximately $2,450 per quarter over the preceding three-year period, is dependent on management’s ability to secure additional financing. NioCorp expects to have access to up to $62,030 in net proceeds from the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026. In addition, the Company may pursue additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the potential issuance of Common Shares under the Yorkville Equity Facility Financing Agreement, the Company did not have any further funding commitments or arrangements for additional financing as of September 30, 2023. These interim condensed consolidated financial statements do not give effect to any adjustments required to realize the Company’s assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of
	September 30, 2023	June 30, 2023
Accounts payable, trade	$2,521	$1,990
Trade payable accruals	1,018	1,324
Income taxes payable	-	101
Environmental accruals	48	48
Loan origination fees payable to related party	28	28
Total accounts payable and accrued liabilities	$3,615	$3,491

5.	CONVERTIBLE DEBT

The unsecured convertible debentures (the “Convertible Debentures”) issued to Yorkville pursuant to the Securities Purchase Agreement, dated January 26, 2023 (as amended, the “Yorkville Convertible Debt Financing Agreement”), between the Company and Yorkville, have a maturity date of September 17, 2024, and are a classified as a current liability as of September 30, 2023. Changes in the Convertible Debentures are as follows:

Amount
Opening balance, June 30, 2023	$10,561
Accretion expense	2,075
Principal and accrued interest converted	(5,729)
Balance, September 30, 2023	$6,907
Add: Unamortized debt issuance costs	1,093
Remaining principal balance, September 30, 2023	$8,000

Based on the Company’s closing Common Share price of $3.63 as of September 30, 2023, conversion of the remaining Convertible Debenture balance, including accrued interest, would require the issuance of approximately 2,448,730 Common Shares. For each $0.10 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 69,400 shares.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

6.	CLASS B COMMON STOCK OF ECRC

The shares of Class B common stock of Elk Creek Resource Corporation (“ECRC”), an indirect, majority-owned subsidiary of NioCorp formerly known as GX Acquisition Corp. II (“GXII”), the rights of the holders of which to exchange such shares into Common Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the “Earnout Shares”), were valued utilizing a Monte Carlo Simulation pricing model with the following primary inputs:

Key Valuation Input	September 30, 2023
Closing Common Share price	$3.63
Term (expiry)	March 17, 2033
Volatility	47.0%
Risk-free rate	4.59%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the three months ended September 30, 2023:

Amount
Fair value as of June 30, 2023	$10,521
Change in fair value	(2,093)
Fair value as of September 30, 2023	$8,428

7.	COMMON SHARES

a)	Issuance

On September 1, 2023, the Company closed a non-brokered private placement (the “September 2023 Private Placement”) of units of the Company (the “September 2023 Units”). A total of 250,000 September 2023 Units were issued at a price per September 2023 Unit of $4.00, for total gross proceeds to the Company of $1,000. Each September 2023 Unit consists of one Common Share and one Warrant (“September 2023 Warrant”). Each September 2023 Warrant entitles the holder to acquire one Common Share at a price of $4.60 at any time prior to September 1, 2025. Proceeds of the September 2023 Private Placement will be used for continued advancement of the Company’s Elk Creek Critical Minerals Project and for working capital and general corporate purposes.

The September 2023 Warrants were classified as an equity instrument and accordingly, the net proceeds of $962 were allocated based on the relative fair values of the Common Shares and the September 2023 Warrants on the date of issuance. The amount allocated to the fair value of the September 2023 Warrants was $254 and the balance of the proceeds of $708 was allocated to the Common Shares. The fair value of the September 2023 Warrants issued was computed using the Black Scholes option pricing model using the following assumptions: an expected life of 2.0 years, a risk-free interest rate of 4.85%, an expected volatility of 71.63%, and an expected dividend rate of 0%.

The Company issued the following Common Shares under the Yorkville Equity Facility Financing Agreement during the three months ended September 30, 2023:

Date	Common Shares Issued	Gross Funds Received	Market Value of Shares Issued	Loss on Transaction
September 12, 2023	70,000	$259	$271	$12
September 18, 2023	75,000	273	314	41

Loss on transaction represents a non-cash expense equal to the difference between the proceeds received and the fair value of the Common Shares issued based on The Nasdaq Stock Market LLC closing price per Common Share on the issuance date and is recorded in other operating expenses in the consolidated statement of operations and comprehensive loss.

b)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2023	1,541,500	C$	9.64
Cancelled/expired	(222,500)		9.04
Balance, September 30, 2023	1,319,000	C$	9.74

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following table summarizes information about Options outstanding at September 30, 2023:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value		Number Exercisable	Aggregate Intrinsic Value
C$	5.40	November 15, 2023	208,500	C$	-	208,500	C$	-
C$	7.50	December 14, 2023	170,000		-	170,000		-
C$	7.50	December 16, 2023	2,500		-	2,500		-
C$	13.60	December 17, 2024	350,000		-	350,000		-
C$	11.00	May 30, 2025	50,000		-	50,000		-
C$	9.52	March 27, 2026	538,000		-	538,000		-
			1,319,000	C$	-	1,319,000	C$	-

c)	Warrants

Private Warrants

In connection with the closing of the previously publicly disclosed business combination transaction on March 17, 2023 (the “Closing”), the Company assumed GXII’s obligations under the agreement governing the GXII Warrants, as amended by an assignment, assumption and amendment agreement (the “NioCorp Assumed Warrant Agreement”), and issued an aggregate of 15,666,626 Warrants (the “NioCorp Assumed Warrants”). The Company issued (a) 9,999,959 public NioCorp Assumed Warrants (the “Public Warrants”) in respect of the GXII Warrants that were publicly traded prior to the Closing and (b) 5,666,667 NioCorp Assumed Warrants (the “Private Warrants”) to GX Sponsor II LLC (the “Sponsor”).

Each Private Warrant entitles the holder to the right to purchase 1.11829212 Common Shares at an exercise price of $11.50 per 1.11829212 Common Shares (subject to adjustments for stock splits, stock dividends, reorganizations, recapitalizations and the like). No fractional shares will be issued upon exercise of any Private Warrants, and fractional shares that would otherwise be due to the exercising holder will be rounded down to the nearest whole Common Share. In no event will the Company be required to net cash settle any Private Warrant.

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

The Company classifies Private Warrants as Level 2 instruments under the fair value hierarchy and estimated the fair value using a Black Scholes model with the following assumptions:

Key Valuation Input	September 30, 2023
Stock price on valuation date	$3.63
Strike price	$11.50
Implied volatility of Public Warrants	47%
Risk free rate	4.65%
Dividend yield	0%
Expected warrant life in years	4.47

The change in the Private Warrants liability is presented below:

Amount
Fair value at June 30, 2023	$3,279
Change in fair value	(181)
Fair value at September 30, 2023	$3,098

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Contingent Consent Warrants

As consideration for entering into the previously publicly disclosed Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind Global Asset Management III, LLC (“Lind”), Lind received, amongst other things, the right to receive additional Warrants (the “Contingent Consent Warrants”) if on September 17, 2024, the closing trading price of the Common Shares on the TSX or such other stock exchange on which such shares may then be listed, is less than C$10.00, subject to adjustments. The number of Contingent Consent Warrants to be issued, if any, is based on the Canadian dollar equivalent (based on the then current Canadian to US dollar exchange rate as reported by Bloomberg, LP) of $5,000 divided by the five-day volume weighted average price of the Common Shares on the date of issuance. Further, the number of Contingent Consent Warrants issued will be proportionately adjusted based on the percentage of Warrants currently held by Lind that are exercised, if any, prior to the issuance of any Contingent Consent Warrants.

The Contingent Consent Warrants are classified as a Level 3 financial instrument and were valued utilizing a Monte Carlo simulation pricing model, which calculates multiple potential outcomes for future share prices based on historic volatility of the Common Shares to determine the probability of issuance at 18 months following the applicable valuation date and to determine the value of the Contingent Consent Warrants. The following table discloses the primary inputs into the Monte Carlo model at the balance sheet date and the probability of issuance calculated by the model.

Key Valuation Input	September 30, 2023
Share price on valuation date	$3.63
Volatility	62.0%
Risk free rate	4.60%
Probability of issuance	92.7%

The change in the fair value of the Contingent Consent Warrants is presented below:

Amount
Fair value at June 30, 2023	$1,710
Change in fair value	254
Fair value at September 30, 2023	$1,964

The measurement date for the potential issuance of Contingent Consent Warrants is September 17, 2024, and therefore, as of September 30, 2023, the Contingent Consent Warrants are classified as a current liability.

8.	EXPLORATION EXPENDITURES

	For the Three Months Ended September 30,
	2023	2022
Technical studies and engineering	$200	$141
Field management and other	135	154
Metallurgical development	746	993
Geologists and field staff	19	-
Total	$1,100	$1,288

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

9.	LEASES

The Company incurred lease costs as follows:

	For the Three Months Ended September 30,
	2023	2022
Operating Lease Cost:
Fixed rent expense	$23	$21
Variable rent expense	3	3
Short-term lease cost	2	2
Sublease income	(6)	(6)
Net lease cost – other operating expense	$22	$20

The maturities of lease liabilities are as follows at September 30, 2023:

Future Lease Maturities
Total remaining lease payments	$291
Less portion of payments representing interest	(70)
Present value of lease payments	221
Less current portion of lease payments	71
Non-current lease liability	$150

10.	FAIR VALUE MEASUREMENTS

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023, and June 30, 2023, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

		As of September 30, 2023
	Note	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents		$1,098	$1,098	$-	$-
Investment in equity securities		8	8	-	-
Total		$1,106	$1,106	$-	$-
Liabilities:
Earnout Shares liability	6	$8,428	$-	$-	$8,428
Warrant liabilities	7c	5,062	-	3,098	1,964
Total		$13,490	$-	$3,098	$10,392

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,341	$2,341	$-	$-
Investment in equity securities	9	9	-	-
Total	$2,350	$2,350	$-	$-
Liabilities:
Earnout Shares liability	$10,521	$-	$-	$10,521
Warrant liabilities	4,989	-	3,279	1,710
Total	$15,510	$-	$3,279	$12,231

The Convertible Debentures discussed in Note 5 were initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At September 30, 2023, the estimated fair value of this instrument approximated carrying value given that the instrument was issued in March 2023 and has a short time period until maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements as of, and for the three months ended September 30, 2023, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

All currency amounts are stated in U.S. dollars unless noted otherwise.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors, and may include statements regarding the anticipated benefits of the transactions (the “Transactions”) contemplated by the previously disclosed Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GX Acquisition Corp. II and Big Red Merger Sub Ltd, including NioCorp’s ability to access the full amount of the expected net proceeds of the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026; NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); anticipated benefits of the listing of NioCorp’s common shares, without par value (the “Common Shares”), on The Nasdaq Stock Market LLC (“Nasdaq”); the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, and titanium at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; the outcome of current recovery process improvement testing, and NioCorp’s expectation that such process improvements could lead to greater efficiencies and cost savings in the Elk Creek Project; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as well as other factors described elsewhere in this report and the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is a development-stage property that has disclosed niobium, scandium, and titanium mineral reserves and resources and disclosed rare earth oxide mineral resources. The Company is continuing technical and economic studies around the rare earths contained in the Project’s Mineral Resource. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants, and many others. It also is used in pigments for paper, paint, and plastics. Rare earths are critical to electrification and decarbonization initiatives and can be used to manufacture the strongest permanent magnets commercially available.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete mine development and construction of the Elk Creek Project.

Recent Corporate Events

On September 1, 2023, the Company closed a non-brokered private placement (the “September 2023 Private Placement”) of units of the Company (the “September 2023 Units”). A total of 250,000 September 2023 Units were issued at a price per September 2023 Unit of $4.00, for total gross proceeds to the Company of $1.0 million. Each September 2023 Unit consists of one Common Share and one Common Share purchase warrant (a “Warrant” and, as a part of a September 2023 Unit, a “September 2023 Warrant”). Each September 2023 Warrant entitles the holder to acquire one Common Share at a price of $4.60 at any time prior to September 1, 2025. Proceeds of the September 2023 Private Placement will be used for continued advancement of the Company’s Elk Creek Critical Minerals Project and for working capital and general corporate purposes.

In May 2023, we announced an aluminum-scandium (“Al-Sc”) master alloy initiative (the “Al-Sc master alloy initiative”), in partnership with Boston-based Nanoscale Powders LLC (“Nanoscale”). This Al-Sc master alloy initiative is expected to result in the production of several ingots of Al-Sc master alloy at potentially commercial amounts of scandium content using a proprietary process developed by Nanoscale that is expected to increase efficiency and reduce environmental impacts of Al-Sc production over traditional approaches. Al-Sc master alloy, which generally contains 2% by weight scandium, is used to introduce scandium into aluminum for the purpose of producing various Al-Sc alloys, which generally contain a fraction of a percent scandium by weight. These alloys help to reduce weight, increase strength and corrosion resistance, and make the material weldable in automotive and mass transit, aerospace, defense, space, and other systems. NioCorp’s goal is to demonstrate the ability to make Al-Sc master alloy containing from 2% by weight scandium to as much as 10% by weight scandium.

On August 14, 2023, the Company announced the production of scandium metal at pilot-scale at a facility owned and operated by Creative Engineers in New Freedom, Pennsylvania. The production of scandium metal represented the first phase in the Al-Sc master alloy initiative. Subsequently, on October 18, 2023, the Company announced the successful pilot-scale production of a 1-kilogram ingot of Al-Sc alloy at the Creative Engineers facility.

Elk Creek Project Update

The Company completed the installation and commissioning of a continuous groundwater level monitoring system during the quarter ended September 30, 2023. The system collects and records data in three geologic strata of interest: the upper glacial till, the Pennsylvanian limestone that underlies the glacial till, and the carbonatite that underlies the limestone. The data collected from this effort will assist the Company’s contract hydrogeologists to refine and improve the hydrogeologic model for the Elk Creek Project.

The Company completed a mine geotechnical review and a site visit by a qualified person, as defined in National Instrument 43-101 – Standards of Disclosure for Mineral Projects and subpart 1300 of Regulation S-K (a “Qualified Person”), during the quarter ended September 30, 2023. The Company’s contract geotechnical engineering firm inspected drill core and conducted a site inspection. As funding becomes available, the geotechnical firm will review and update their geomechanical model of the project to ensure that the mining operation will be conducted under safe and stable ground conditions.

The Company’s demonstration plant completed metallurgical operations during the quarter ended September 30, 2023. The impetus for the demonstration plant was to address recommendations in the Company’s most recent technical report and to establish metallurgical performance criteria for the rare earths. The demonstration plant was successful in this regard, and the measured improvements in metallurgical performance are summarized in the following table:

The remaining work at the demonstration plant entails producing sufficient quantities of waste materials for follow-on characterization to support tailings impoundment and paste backfill engineering designs. Additional work at the demonstration plant may be undertaken to support potential offtake agreements, where the counterparty to the offtake requests product samples for evaluation.

The metallurgical data presented above has been provided to the Qualified Persons responsible for the Company’s previously disclosed mineral resource and mineral reserve estimates, and these firms have been tasked with updating the mineral resource and mineral reserve estimates. This data, along with updated capital and operating costs for the prospective Elk Creek operation, will form the basis of an updated economic evaluation of the Elk Creek Project that will reflect the improved metallurgical performance as well as the impact of potential rare earth production.

Other Activities

Our long-term financing efforts continued during the quarter ended September 30, 2023. As previously disclosed, on March 6, 2023, the Company announced the receipt of a Letter of Interest from the EXIM for potential debt financing of up to $800 million through EXIM’s “Make More In America” initiative to fund a portion of the project costs of the Elk Creek Project. A project finance letter of interest from EXIM represents only a preliminary step in the formal

EXIM application process, and the Letter of Interest states that the communication “does not represent a financing commitment” and “is not an explicit indication of the financial or commercial viability of a transaction.” As stated in the Letter of Interest, “Upon receipt of NioCorp’s application for financing, EXIM will conduct all requisite due diligence necessary to determine if a Final Commitment may be issued for this transaction.” The process from submission of an application to a final commitment of financing by EXIM, if any, is subject to a number of risks and uncertainties. As explained in the Letter of Interest, “Any final commitment will be dependent on meeting EXIM’s underwriting criteria, authorization process, and finalization and satisfaction of terms and conditions. All Final Commitments must be in compliance with EXIM policies as well as program, legal, and eligibility requirements.” The debt financing is subject to the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation.

NioCorp submitted a formal application to EXIM for a loan under EXIM’s “Make More in America” initiative on June 6, 2023. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee on October 2, 2023. EXIM has indicated that they will now devote additional resources to the processing of the Company’s application and will require the Company to execute indemnity fee agreements with external consultants who will be tasked with conducting detailed reviews of the financial and technical (including environmental) aspects of the Company’s application. We are currently unable to estimate how long the application process may take, and there can be no assurance that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local operating permits;
●	Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production of niobium, scandium, and titanium from the project, including the potential sale of titanium as titanium tetrachloride;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities; and
●	As a follow-on to the Company’s demonstration plant operations, complete characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to costs incurred for the advancement of the Elk Creek Project and the activities necessary to support corporate and shareholder duties, and are detailed in the following table.

	For the Three Months Ended September 30,
	2023	2022
Operating expenses	(000s)
Employee-related costs	$322	$293
Professional fees	1,187	164
Exploration expenditures	1,100	1,288
Other operating expenses	834	337
Total operating expenses	3,443	2,082
Change in fair value of Earnout Shares liability	(2,093)	-
Change in fair value of warrant liabilities	73	(257)
Loss on debt extinguishment	-	1,622
Interest expense	2,075	258
Foreign exchange (gain) loss	(11)	173
Loss (gain) on equity securities	1	(1)
Income tax benefit	(101)	-
Loss attributable to noncontrolling interest	174	-
Net loss attributable to the Company	$3,213	$3,877

Three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022

Significant items affecting operating expenses are noted below:

Employee-related costs increased in 2023 as compared to 2022, primarily due to the impact of board-authorized employee salary increases, which became effective April 1, 2023.

Professional fees increased in 2023 as compared to 2022, primarily due to the timing of legal services associated with the Company’s SEC registration statements filed in October 2023, as well as increased audit fees associated with the Company’s June 30, 2023 financial statements.

Exploration expenditures decreased in 2023 as compared to 2022, as 2022 costs included demonstration plant development and start-up costs, as well as costs related to the completion and filing of the Technical Report Summary based on the Company’s 2022 Feasibility Study for the Elk Creek Project, which was filed with the SEC on September 6, 2022.

Other operating expenses include costs related to investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs increased in 2023 as compared to 2022 primarily due to the impact of increased director and officer insurance costs associated with the Company’s listing on the Nasdaq, which began in March 2023.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of Earnout Shares liability represents the change in fair value related to the shares of Class B common stock of Elk Creek Resource Corporation (“ECRC”), an indirect, majority-owned subsidiary of NioCorp formerly known as GX Acquisition Corp. II, the rights of the holders of which to exchange such shares into Common Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the “Earnout Shares”) for 2023, based on the results of Monte Carlo financial modeling. The Company recognized this liability in connection with the Transactions, which closed in March 2023.

Change in fair value of warrant liability primarily represents the change in fair value related to Lind Global Asset Management III, LLC’s (“Lind”) right to receive additional Warrants (the “Contingent Consent Warrants”) as consideration for entering into the previously disclosed Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind, based on the impact of a lower closing Common Share price, which increases the probability of these Contingent Consent Warrants being issued on the 18-month anniversary. This expense was partially offset by a slight decrease in the valuation of the Warrants issued to GX Sponsor II LLC (the “Sponsor”) in connection with the closing of the Transactions (the “Private Warrants”).

Interest expense increased in 2023 as compared to 2022 due to accretion expense associated with the unsecured convertible debentures (the “Convertible Debentures”) issued to Yorkville, which were issued in March 2023.

Foreign exchange loss is primarily due to changes in the U.S. dollar against the Canadian dollar. During 2022, the functional currency of the parent company was Canadian dollars, and the loss for the period was primarily due to changes in the foreign exchange rates applied to U.S. dollar-denominated debt instruments. Effective March 17, 2023, the parent company’s functional currency became the U.S. dollar.

Loss attributable to noncontrolling interest represents the portion of net loss in ECRC not owned by the Company.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, the exercise of incentive options to purchase Common Shares (“Options”) and Warrants, and related party loans. With respect to currently outstanding Options and Warrants, we believe that exercise of these instruments, and cash proceeds from such exercises, will not occur unless and until the market price for our Common Shares equals or exceeds the related exercise price of each instrument.

The Yorkville Equity Facility Financing Agreement is expected to provide near-term and longer-term access to capital. The ability of the Company to draw down on the Yorkville Equity Facility Financing Agreement, at its discretion, is subject to certain limitations and the satisfaction of certain conditions and, when available, provides an opportunity to actively manage the cash needs of the Company more closely. Historically, cash has generally been available to the Company through private placements of equity for which the timing did not always coincide with the Company’s cash needs. The Company may utilize the Yorkville Equity Facility Financing Agreement to potentially generate funds at a time when they are in need. Alternatively, the Company can also utilize the Yorkville Equity Facility Financing Agreement for opportunistic share sales.

As of September 30, 2023, the Company had cash of $1.1 million and a working capital deficit of $10.5 million, compared to cash of $2.3 million and working capital of $0.2 million on June 30, 2023.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $9.25 million until June 30, 2024. In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures through June 30, 2024 are expected to be approximately $745,000 per month where approximately $495,000 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $250,000 per month is planned for expenditures relating to the advancement of the Elk Creek Project by ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it does not have sufficient cash on hand to continue to fund basic operations for the next twelve months, and additional funds totaling $10.0 million to $11.0 million are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. While the Yorkville Equity Facility Financing Agreement may provide the Company with access to additional capital, the Company may require additional capital to meet its cash needs. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $18,000 until June 30, 2024. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2024, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On June 6, 2023, the Company announced that it had submitted an application to EXIM for debt financing (the “EXIM Financing”) to fund the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative. The EXIM Financing is subject to, among other matters, the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation. There can be no assurance that the EXIM Financing will be completed on the terms described herein or at all.

Except for potential funding under the Yorkville Equity Facility Financing Agreement, discussed above, and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The Yorkville Convertible Debt Financing Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the issuance of the securities pursuant to the Yorkville Convertible Debt Financing Agreement to repay related party debt or to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, ATM agreement or other continuous offering of Common Shares, other than with Yorkville, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement and the Yorkville Convertible Debt Financing Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Based on the conditions described within, management has concluded, as supported by the notes that accompany our financial statements for the year ended June 30, 2023, that substantial doubt exists as to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are a development stage issuer and we have incurred losses since our inception. We may not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. Recent worldwide events have created general global economic uncertainty as well as uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions. During fiscal year 2023 and continuing into fiscal year 2024, these events continued to create uncertainty with respect to overall project funding and timelines. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the three months ended September 30, 2023, the Company’s operating activities consumed $2.7 million of cash (2022: $1.7 million). The cash used in operating activities for the three months ended September 30, 2023, reflects the Company’s funding of losses of $3.4 million and Convertible Debenture accretion, partially offset by a reduction in the Earnout Shares liability and other non-cash transactions. Overall, operational outflows during the three months ended September 30, 2023, increased from the corresponding period of 2022 due to increased professional services performed in 2023. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $1.5 million during the three months ended September 30, 2023 (2022: $0.02 million outflow), with 2023 inflows reflecting the receipt of $1.0 million from the September 2023 Private Placement and $0.5 million from Common Share issuances under the Yorkville Equity Facility Financing Agreement.

Cash Flow Considerations

The Company has historically relied upon debt and equity financings to finance its activities. Subject to the restrictions set forth in the Exchange Agreement and the Yorkville Convertible Debt Financing Agreement, the Company may pursue additional debt and/or equity financing in the medium term; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates and Recent Accounting Pronouncements” as of June 30, 2023, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Certain U.S. Federal Income Tax Considerations

If NioCorp (or a subsidiary) is a “passive foreign investment company” (“PFIC”) for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of Common Shares or other NioCorp securities (as determined under applicable U.S. federal income tax law), then certain significant adverse tax consequences could apply to such U.S. holder, including requirements to treat any gain realized upon a disposition of Common Shares (or other securities) as ordinary income, to include certain “excess distributions” on Common Shares in income, and to pay an interest charge on a portion of any such gain or distribution. NioCorp believes that it was classified as a PFIC during the taxable years ended June 30, 2023 and 2022, and, based on the current composition of its income and assets, as well as current business plans and financial expectations, that it may be classified as a PFIC for its current taxable year or in future taxable years. No opinion of legal counsel or ruling from the Internal Revenue Service (the “IRS”)

concerning the PFIC status of NioCorp or any subsidiary has been obtained or is currently planned to be requested. The determination of whether any corporation was, or will be, a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether any corporation will be a PFIC for any taxable year depends on the assets and income of such corporation over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Quarterly Report on Form 10-Q. In addition, even if NioCorp concluded that it or any subsidiary was not classified as a PFIC, the IRS could challenge such determination and a court could sustain the challenge. Accordingly, there can be no assurance that NioCorp or any subsidiary will not be classified as a PFIC for any taxable year. Each holder of Common Shares or other NioCorp securities should consult its own tax advisors regarding the PFIC status of NioCorp and each subsidiary thereof and the resulting tax consequences to the holder, as well as any potential to mitigate such tax consequences through a “QEF” or “mark-to-market” election. See the “Risk Factors” section of NioCorp’s Annual Quarterly Report on Form 10-K for the fiscal year ended June 30, 2023.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, Options, Warrants, and convertible debt as of November 13, 2023, is set out below, on a fully-diluted basis.

Common Shares Outstanding (Fully Diluted)
Common Shares	33,142,280
Vested shares of ECRC Class B common stock[1]	4,565,808
Stock options[2]	1,319,000
Warrants[3]	18,917,199
Convertible debt[4]	2,147,800

[1]	Each exchangeable into one Common Share at any time, and from time to time, until March 17, 2033.

[2]	Each exercisable into one Common Share.

[3]	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares, and 3,250,573 Warrants that are each exercisable into one Common Share.

[4]	Represents Common Shares issuable on conversion of Convertible Debentures with an aggregate outstanding principal and accrued interest amount of $7.6 million as of November 13, 2023, assuming a market price per Common Share of $3.91 on that date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company’s exposure to changes in market interest rates relates primarily to the Company’s earned interest income on cash deposits and short-term investments. The Company maintains a balance between the liquidity of cash assets and the interest rate return thereon. The carrying amount of financial assets, net of any provisions for losses, represents the Company’s maximum exposure to credit risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financing Reporting Existing as of September 30, 2023

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 continued to exist as of September 30, 2023. Specifically, management concluded that the following material weaknesses exist as of September 30, 2023:

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

As previously disclosed, these material weaknesses were initially identified at various points during the fiscal year ended June 30, 2023 in connection with the Company’s normal quarterly close and review procedures, and certain of these material weaknesses resulted in errors that required the restatement of Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021, as well as the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended September 30, 2021, December 31, 2021, March 31, 2022, September 30, 2022 and December 31, 2022. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

Remediation Plan for the Material Weaknesses

To address our material weaknesses existing as of September 30, 2023, we are currently devising a detailed plan to address each individual material weakness identified, as well as the overall monitoring process, including the following:

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

To assist us in devising and implementing our remediation plan, we have recently engaged a third-party consulting firm.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company issued and sold the following Common Shares in reliance on exemptions from the registration requirements of the Securities Act:

Date	Gross Proceeds	Shares Issued	Price/Share
July 7, 2023(1)	$760,685	166,521	$4.5681
July 12, 2023(1)	760,068	165,577	4.5904
July 26, 2023(1)	520,479	122,480	4.2495
August 8, 2023(1)	519,589	127,241	4.0835
August 17, 2023(1)	512,945	134,268	3.8203
August 29, 2023(1)	517,808	157,489	3.2879
September 11, 2023(1)	766,918	230,714	3.3241
September 12, 2023(2)	258,984	70,000	3.6998
September 18, 2023(2)	272,933	75,000	3.6391
September 22, 2023(1)	761,986	211,998	3.5943

(1)	Issued in reliance on Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Convertible Debentures and based upon representations and warranties of Yorkville in connection therewith.
(2)	Issued in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of an advance under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2023, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
3.3(2)	Amendment to Articles, effective March 17, 2023
4.1(3)	Form of Subscription Agreement in respect of units issued in September 2023
4.2(3)	Form of Warrants issued in September 2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(4)	Inline XBRL Instance Document
101.SCH(4)	Inline XBRL Taxonomy Extension- Schema
101.CAL(4)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(4)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(4)	Inline XBRL Taxonomy Extension – Labels
101.PRE(4)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on March 17, 2023, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on October 6, 2023, and incorporated herein by reference.
(4)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2023 and 2022, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2023 and 2022, (iv) the Interim Condensed Consolidated Statements of Shareholders’ (Deficit) Equity for the Three Months ended September 30, 2023 and 2022 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: November 13, 2023

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2023