Form 10-Q
period 2023-12-31
NIOCORP DEVELOPMENTS LTD
filed 2024-02-13
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-41655

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

As of February 13, 2024, the registrant had 34,915,511 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	December 31, 2023	June 30, 2023
ASSETS
Current
Cash and cash equivalents		$634	$2,341
Prepaid expenses and other		432	1,385
Total current assets		1,066	3,726
Non-current
Deposits		35	35
Investment in equity securities		7	9
Right-of-use assets		209	236
Land and buildings, net		838	839
Mineral properties		16,085	16,085
Total assets		$18,240	$20,930

LIABILITIES
Current
Accounts payable and accrued liabilities	4	$4,001	$3,491
Convertible debt, current portion	5	5,506	-
Warrant liability, at fair value	7c	2,093	-
Operating lease liability	9	95	71
Total current liabilities		11,695	3,562
Non-current
Convertible debt		-	10,561
Warrant liabilities, at fair value	7c	3,040	4,989
Earnout Shares liability, at fair value	6	7,622	10,521
Operating lease liability	9	135	164
Total liabilities		22,492	29,797
Commitments and contingencies	9
Redeemable noncontrolling interest		1,830	2,100
SHAREHOLDERS’ DEFICIT
Common shares, no par value, unlimited shares authorized; 34,091,844 and 31,202,131 shares outstanding, respectively	7	151,810	140,421
Accumulated deficit		(156,981)	(150,477)
Accumulated other comprehensive loss		(911)	(911)
Total shareholders’ deficit		(6,082)	(10,967)
Total liabilities, redeemable noncontrolling interest, and shareholders’ deficit		$18,240	$20,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the Three Months Ended December 31,		For the Six Months Ended December 31,
	Note	2023	2022	2023	2022
Operating expenses
Employee related costs		$328	$291	$650	$584
Professional fees		952	262	2,139	426
Exploration expenditures	8	828	1,317	1,928	2,605
Other operating expenses		809	331	1,643	668
Total operating expenses		2,917	2,201	6,360	4,283
Other gain		-	(13)	-	(13)
Change in fair value of Earnout Shares liability	6	(806)	-	(2,899)	-
Change in fair value of warrant liability	7c	71	341	144	84
Debt extinguishment		-	-	-	1,622
Foreign exchange loss (gain)		28	(64)	17	109
Interest expense (income)	5	1,176	(38)	3,251	220
Loss on equity securities		1	2	2	1
Loss before income taxes		3,387	2,429	6,875	6,306
Income tax benefit		-	-	(101)	-
Net loss		3,387	2,429	6,774	6,306
Net loss attributable to redeemable noncontrolling interest		96	-	270	-
Net loss attributable to the Company	2d	$3,291	$2,429	$6,504	$6,306

Other comprehensive loss:
Net loss		$3,387	$2,429	$6,774	$6,306
Other comprehensive loss:
Reporting currency translation		-	25	-	30
Total comprehensive loss		3,387	2,454	6,774	6,336
Comprehensive loss attributable to redeemable noncontrolling interest		96	-	270	-
Comprehensive loss attributable to the Company		$3,291	$2,454	$6,504	$6,336

Loss per common share, basic and diluted	2d	$0.09	$0.09	$0.18	$0.23

Weighted average common shares outstanding, basic and diluted		33,255,557	28,056,263	32,555,092	27,924,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,774)	$(6,306)
Adjustments for:
Change in fair value of Earnout Shares liability	(2,899)	-
Change in fair value of warrant liabilities	144	84
Accretion of convertible debt	3,251	121
Loss on debt extinguishment	-	1,622
Fair value of private placement warrants	102	-
Loss on Yorkville equity facility shares issued	63	-
Foreign exchange loss	-	151
Gain on sale of assets	-	(13)
Depreciation	1	1
Unrealized loss on equity securities	2	1
Non-cash lease activity	22	(4)
	(6,088)	(4,343)
Change in working capital items:
Prepaid expenses and other	953	289
Accounts payable and accrued liabilities	510	(70)
Net cash used in operating activities	(4,625)	(4,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	21
Net cash provided by investing activities	-	21

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	3,054	11
Share issue costs	(136)	(21)
Payment of deferred transaction costs	-	(537)
Net cash provided by (used in) financing activities	2,918	(547)
Exchange rate effect on cash and cash equivalents	-	(206)
Change in cash and cash equivalents during period	(1,707)	(4,856)
Cash and cash equivalents, beginning of period	2,341	5,280
Cash and cash equivalents, end of period	$634	$424

Supplemental cash flow information:
Amounts paid for interest	$-	$-
Amounts paid for income taxes	-	-
Non-cash investing and financing transactions:
Conversion of debt for common shares	$8,306	$1,950
Deferred transaction costs, accrued but not paid	-	3,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share amounts) (unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, September 30, 2022	27,939,322	$130,684	$(114,274)	$(998)	$15,412	$-
Exercise of options	260,581	11	-	-	11	-
Debt conversions	42,160	300	-	-	300	-
Foreign currency translation adjustment	-	-	-	(25)	(25)	-
Loss for the period	-	-	(2,429)	-	(2,429)	-
Balance, December 31, 2022	28,242,063	$130,995	$(116,703)	$(1,023)	$13,269	$-

Balance, September 30, 2023	32,913,419	$147,697	$(153,690)	$(911)	$(6,904)	$1,926
Exercise of options	7,800	-	-	-	-	-
Private placement	413,432	1,393	-	-	1,393	-
Yorkville equity facility draws	75,000	244	-	-	244	-
Debt conversions	682,193	2,577	-	-	2,577	-
Share issuance costs	-	(101)	-	-	(101)	-
Loss for the period	-	-	(3,291)	-	(3,291)	(96)
Balance, December 31, 2023	34,091,844	$151,810	$(156,981)	$(911)	$(6,082)	$1,830

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2022	27,667,060	$129,055	$(110,397)	$(993)	$17,665	$-
Exercise of options	260,581	11	-	-	11	-
Debt conversions	314,422	1,950	-	-	1,950	-
Share issuance costs	-	(21)	-	-	(21)	-
Foreign currency translation adjustment	-	-	-	(30)	(30)	-
Loss for the period	-	-	(6,306)	-	(6,306)	-
Balance, December 31, 2022	28,242,063	$130,995	$(116,703)	$(1,023)	$13,269	$-

Balance, June 30, 2023	31,202,131	$140,421	$(150,477)	$(911)	$(10,967)	$2,100
Exercise of options	7,800	-	-	-	-	-
Private placements	663,432	2,393	-	-	2,393	-
Yorkville equity facility draws	220,000	829	-	-	829	-
Debt conversions	1,998,481	8,306	-	-	8,306	-
Share issuance costs	-	(139)	-	-	(139)	-
Loss for the period	-	-	(6,504)	-	(6,504)	(270)
Balance, December 31, 2023	34,091,844	$151,810	$(156,981)	$(911)	$(6,082)	$1,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

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

In October 2023, NioCorp Technologies Ltd. (“Technologies”), a wholly owned subsidiary of the Company, was incorporated in the United Kingdom (the “UK”). The initial capital contribution in Technologies was £100 for 100 ordinary shares. Technologies was formed to provide the ability to take advantage of various business opportunities in the UK, including research and development of aluminum-scandium alloys.

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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2023. Certain transactions include reference to Canadian dollars (“C$”) where applicable.

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows at December 31, 2023, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2023. The interim results are not necessarily indicative of results for the full year ending June 30, 2024, or future operating periods.

b)	Recent Accounting Standards

Issued and Not Effective

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification (“ASC”) in response to the SEC’s Release No. 33-10532,

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the ASC and not become effective. Early adoption is prohibited. We are currently in the process of evaluating the impact of the amendment on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company’s annual periods beginning July 1, 2024, and interim periods beginning July 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning June 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the carrying value of long-term assets, deferred income tax assets and related valuations, liabilities related to the Earnout Shares, Private Warrants, and Contingent Consent Warrants (each, as defined below), and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Earnings per Share

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Net loss	$3,387	2,429	$6,774	$6,306
Adjust: Net loss attributable to noncontrolling interest	(96)	-	(270)	-
Net loss available to participating securities	3,291	2,429	6,504	6,306
Net loss attributable to vested shares of ECRC Class B common stock	(321)	-	(580)	-
Net loss attributed to common shareholders - basic and diluted	$2,970	2,429	$5,924	$6,306
Denominator:
Weighted average shares outstanding – basic and diluted	33,255,557	28,056,263	32,555,092	27,924,447

Loss per Common Share outstanding – basic and diluted	$0.09	0.09	$0.18	$0.23

The following common shares, no par value, of the Company (“Common Shares”) underlying options to purchase Common Shares (“Options”), Common Share purchase warrants (“Warrants”), and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three- and six-month periods indicated below.

	For the Three and Six Months Ended December 31,
Excluded potentially dilutive securities (1)(2):	2023	2022
Options	938,000	996,000
Warrants	19,032,421	1,801,624
Convertible debt	2,089,860	81,600
Total potential dilutive securities	22,060,281	2,879,224

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

(2)	Earnout Shares are excluded as the vesting terms were not met as of the end of the reporting period.

3.	GOING CONCERN

The Company incurred a loss of $6,774 for the six months ended December 31, 2023 (2022 - $6,306) and had a working capital deficit of $10,629 and an accumulated deficit of $156,981 as of December 31, 2023. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of December 31, 2023, the Company had cash of $634, which will not be sufficient to fund normal operations for the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions and events, the Company plans to obtain additional financing. NioCorp expects to have access to up to $61,796 in net proceeds from the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026. In addition, the Company may pursue additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the potential issuance of Common Shares under the Yorkville Equity Facility Financing Agreement, the Company did not have any further funding commitments or arrangements for additional financing as of December 31, 2023. The Company’s plans to obtain additional financing have not been finalized, are subject to market conditions, and are not within the Company’s control and therefore cannot be deemed probable. Further, the Company will be required to raise additional funds for the construction and commencement of operations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of
	December 31, 2023	June 30, 2023
Accounts payable, trade	$3,160	$1,990
Trade payable accruals	765	1,324
Income taxes payable	-	101
Environmental accruals	48	48
Loan origination fees payable to related party	28	28
Total accounts payable and accrued liabilities	$4,001	$3,491

5.	CONVERTIBLE DEBT

The unsecured convertible debentures (the “Convertible Debentures”) issued to Yorkville pursuant to the Securities Purchase Agreement, dated January 26, 2023 (as amended, the “Yorkville Convertible Debt Financing Agreement”), between the Company and Yorkville, have a maturity date of September 17, 2024, and are classified as a current liability as of December 31, 2023. Changes in the Convertible Debentures are as follows:

Amount
Opening balance, June 30, 2023	$10,561
Accretion expense	3,251
Principal and accrued interest converted	(8,306)
Balance, December 31, 2023	$5,506
Add: Unamortized debt issuance costs	494
Remaining principal balance, December 31, 2023	$6,000

Based on the Company’s closing Common Share price of $3.19 as of December 31, 2023, conversion of the remaining Convertible Debenture balance, including accrued interest, would require the issuance of approximately 2,089,860 Common Shares. For each $0.10 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 67,600 shares.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

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

Key Valuation Input	December 31, 2023	June 30, 2023
Closing Common Share price	$3.19	$5.03
Term (expiry)	March 17, 2033	March 17, 2033
Volatility	54.8%	33.5%
Risk-free rate	3.88%	3.83%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the three- and six-month periods ended December 31, 2023:

Amount
Fair value as of June 30, 2023	$10,521
Change in fair value	(2,093)
Fair value as of September 30, 2023	8,428
Change in fair value	(806)
Fair value as of December 31, 2023	$7,622

7.	COMMON SHARES

a)	Issuance

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

On December 22, 2023, the Company closed a non-brokered private placement (the “December 2023 Private Placement”) of 413,432 units of the Company (the “December 2023 Units”). Each December 2023 Unit consists of one Common Share and one Warrant (“December 2023 Warrant”). Each December 2023 Warrant entitles the holder to acquire one Common Share at a price of $3.54 at any time until December 22, 2025. 274,587 of the December 2023 Units were issued and sold to certain accredited investors, who are not affiliated

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

with the Company but with whom the Company had a pre-existing relationship, at a price of $3.08 per December 2023 Unit, and 138,845 of the December 2023 Units were issued and sold to certain officers and directors of the Company (the “Insider Investors”), at a price of $3.205 per December 2023 Unit. The price per December 2023 Unit paid by the Insider Investors included $0.125 per December 2023 Warrant underlying each December 2023 Unit purchased by the Insider Investors which allowed the Insider Investors to participate in the December 2023 Private Placement in accordance with the rules of The Nasdaq Stock Market LLC (“Nasdaq”). The Company received aggregate gross proceeds from the December 2023 Private Placement of approximately $1,290. Proceeds of the December 2023 Private Placement will be used for continued advancement of the Elk Creek Project and for working capital and general corporate purposes. The Company recorded a non-cash expense of $92 and $10 to other operating expense and employee related costs, respectively, representing the excess of fair value of the December 2023 Units over the purchase price paid by Insider Investors.

The December 2023 Warrants were classified as an equity instrument and accordingly, the estimated net proceeds of $1,241 were allocated based on the relative fair values of the Common Shares and the December 2023 Warrants on the date of issuance. The amount allocated to the fair value of the December 2023 Warrants was $264 and the balance of the proceeds of $977 was allocated to the Common Shares. The fair value of the December 2023 Warrants issued was computed using the Black Scholes option pricing model using the following assumptions: an expected life of 2.0 years, a risk-free interest rate of 4.33%, an expected volatility of 54.8%, and an expected dividend rate of 0%.

The Company issued the following Common Shares under the Yorkville Equity Facility Financing Agreement during the six months ended December 31, 2023:

Date	Common Shares Issued	Gross Funds Received	Market Value of Shares Issued	Loss on Transaction
September 12, 2023	70,000	$259	$271	$12
September 18, 2023	75,000	273	314	41
November 30, 2023	75,000	234	244	10

Loss on transaction represents a non-cash expense equal to the difference between the proceeds received and the fair value of the Common Shares issued based on the Nasdaq closing price per Common Share on the issuance date and is recorded in other operating expenses in the consolidated statement of operations and comprehensive loss.

b)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2023	1,541,500	C$	9.64
Exercised	(7,800)		5.40
Cancelled/expired	(595,700)		7.37
Balance, December 31, 2023	938,000	C$	11.12

The following table summarizes information about Options outstanding at December 31, 2023:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value	Number Exercisable	Aggregate Intrinsic Value
C$	13.60	December 17, 2024	350,000	-	350,000	-
C$	11.00	May 30, 2025	50,000	-	50,000	-
C$	9.52	March 27, 2026	538,000	-	538,000	-
			938,000	$-	938,000	$-

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

c)	Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2023	18,816,304	$10.98
Granted	663,432	3.94
Exercised	-	-
Cancelled	(447,315)	8.94
Balance, December 31, 2023	19,032,421	$10.78

At December 31, 2023, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price		Expiry Date
504,611	C$	11.00	June 30, 2024
1,341,952		$8.94	(1)
855,800	C$	9.70	February 19, 2025
250,000		$4.60	September 1, 2025
413,432		$3.54	December 22, 2025
15,666,626		$11.50	March 17, 2028
19,032,421

(1)	These Warrants expire in equal monthly tranches from January 17, 2024 through September 17, 2024

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

December 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The Company classifies Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the Private Warrants using a Black Scholes model:

Key Valuation Input	December 31, 2023	June 30, 2023
Stock price on valuation date	$3.19	$5.03
Strike price	$11.50	$11.50
Implied volatility of Public Warrants	54.8%	33.5%
Risk free rate	3.91%	4.18%
Dividend yield	0%	0%
Expected warrant life in years	4.22	4.73

The change in the Private Warrants liability is presented below:

Amount
Fair value at June 30, 2023	$3,279
Change in fair value	(181)
Fair value at September 30, 2023	$3,098
Change in fair value	(58)
Fair value at December 31, 2023	$3,040

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

Key Valuation Input	December 31, 2023	June 30, 2023
Share price on valuation date	$3.19	$5.03
Volatility	64.0%	63.0%
Risk free rate	3.86%	4.11%
Probability of issuance	96.6%	80.8%

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The change in the fair value of the Contingent Consent Warrants is presented below:

Amount
Fair value at June 30, 2023	$1,710
Change in fair value	254
Fair value at September 30, 2023	1,964
Change in fair value	129
Fair value at December 31, 2023	$2,093

The measurement date for the potential issuance of Contingent Consent Warrants is September 17, 2024, and therefore, as of December 31, 2023, the Contingent Consent Warrants are classified as a current liability.

8.	EXPLORATION EXPENDITURES

	For the Three Months Ended December 31		For the Six Months Ended December 31,
	2023	2022	2023	2022
Technical studies and engineering	$97	$28	$297	$137
Field management and other	147	207	282	393
Metallurgical development	584	1,080	1,330	2,073
Geologists and field staff	-	2	19	2
Total	$828	$1,317	$1,928	$2,605

9.	LEASES

The Company incurred lease costs as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Operating Lease Cost:
Fixed rent expense	$23	$23	$45	$43
Variable rent expense	3	3	7	5
Short-term lease cost	2	3	5	9
Sublease income	(10)	(12)	(16)	(15)
Net lease cost – other operating expense	$18	$17	$41	$42

The maturities of lease liabilities are as follows at December 31, 2023:

Future Lease Maturities
Total remaining lease payments	$291
Less portion of payments representing interest	(61)
Present value of lease payments	230
Less current portion of lease payments	95
Non-current lease liability	$135

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

10.	FAIR VALUE MEASUREMENT

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023, and June 30, 2023, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

		As of December 31, 2023
	Note	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents		$634	$634	$-	$-
Investment in equity securities		7	7	-	-
Total		$641	$641	$-	$-
Liabilities:
Earnout Shares liability	6	$7,622	$-	$-	$7,622
Warrant liabilities	7c	5,133	-	3,098	2,035
Total		$12,755	$-	$3,098	$9,657

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,341	$2,341	$-	$-
Investment in equity securities	9	9	-	-
Total	$2,350	$2,350	$-	$-
Liabilities:
Earnout Shares liability	$10,521	$-	$-	$10,521
Warrant liabilities	4,989	-	3,279	1,710
Total	$15,510	$-	$3,279	$12,231

The Convertible Debentures discussed in Note 5 were initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At December 31, 2023, the estimated fair value of this instrument approximated carrying value given that the instrument was issued in March 2023 and has a short time period until maturity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical interim condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2023, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Recent Corporate Events

On December 22, 2023, the Company closed a non-brokered private placement (the “December 2023 Private Placement”) of 413,432 units of the Company (the “December 2023 Units”). Each December 2023 Unit consists of one Common Share and one Warrant (“December 2023 Warrant”). Each December 2023 Warrant entitles the holder to acquire one Common Share at a price of $3.54 at any time until December 22, 2025. 274,587 of the December 2023 Units were issued and sold to certain accredited investors, who are not affiliated with the Company but with whom the Company had a pre-existing relationship, at a price of $3.08 per December 2023 Unit, and 138,845 of the December 2023 Units were issued and sold to certain officers and directors of the Company (the “Insider Investors”), at a price of $3.205 per December 2023 Unit. The price per December 2023 Unit paid by the Insider Investors included $0.125 per December 2023 Warrant underlying each December 2023 Unit purchased by the Insider Investors which allowed the Insider Investors to participate in the December 2023 Private Placement in accordance with the rules of The Nasdaq Stock Market LLC (“Nasdaq”). The Company received aggregate gross proceeds from the December 2023 Private Placement of approximately $1.29 million. Proceeds of the December 2023 Private Placement will be used for continued advancement of the Elk Creek Project and for working capital and general corporate purposes.

In May 2023, we announced an aluminum-scandium (“Al-Sc”) master alloy initiative (the “Al-Sc master alloy initiative”), in partnership with Boston-based Nanoscale Powders LLC (“Nanoscale”). Al-Sc master alloy, which generally contains 2% by weight scandium, is used to introduce scandium into aluminum for the purpose of producing various Al-Sc alloys, which generally contain a fraction of a percent scandium by weight. These alloys help to reduce weight, increase strength and corrosion resistance, and make the material weldable in automotive and mass transit, aerospace, defense, space, and other systems. Two of the three planned 1-kilogram ingots were manufactured at a contract metallurgical facility operated by Creative Engineers in the quarter ended December 31, 2023. As funds become available, the Company plans to manufacture a third ingot and pursue the scale-up of the Nanoscale technology, with an aim towards larger sized ingots and a continuous or semi-continuous production process.

Elk Creek Project Update

During the quarter ended December 31, 2023, the Company’s demonstration scale processing plant located in Trois-Rivieres, Quebec (the “Demonstration Plant”) also completed the production of waste materials for follow-on characterization to support tailings impoundment and paste backfill engineering design. Additional work at the Demonstration Plant is underway to further explore improvements to solvent extraction operations and to produce product samples for prospective customers.

During the quarter ended December 31, 2023, the Company, through a contract engineering firm (Olsson), completed a 90% engineering package for various road improvements in the vicinity of the Elk Creek Project site, and shared the 90% engineering drawings with the Nebraska Department of Transportation and Johnson County as part of the normal process for approving the improvements.

Other Activities

Our long-term financing efforts continued during the quarter ended December 31, 2023. As previously disclosed, on March 6, 2023, the Company announced the receipt of a Letter of Interest from the EXIM for potential debt financing of up to $800 million through EXIM’s “Make More In America” initiative to fund a portion of the project costs of the Elk Creek Project. A project finance letter of interest from EXIM represents only a preliminary step in the formal EXIM application process, and the Letter of Interest states that the communication “does not represent a financing commitment” and “is not an explicit indication of the financial or commercial viability of a transaction.” As stated in the Letter of Interest, “Upon receipt of NioCorp’s application for financing, EXIM will conduct all requisite due diligence necessary to determine if a Final Commitment may be issued for this transaction.” The process from submission of an application to a final commitment of financing by EXIM, if any, is subject to a number of risks and uncertainties. As explained in the Letter of Interest, “Any final commitment will be dependent on meeting EXIM’s underwriting criteria, authorization process, and finalization and satisfaction of terms and conditions. All Final Commitments must be in compliance with EXIM policies as well as program, legal, and eligibility requirements.” The debt financing is subject to the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation.

NioCorp submitted a formal application to EXIM for a loan under EXIM’s “Make More in America” initiative on June 6, 2023. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee on October 2, 2023. EXIM has indicated that they will now devote additional resources to the processing of the Company’s application and will require the Company to execute indemnity fee agreements with external consultants who will be tasked with conducting detailed reviews of the financial and technical (including environmental) aspects of the Company’s application. We are currently unable to estimate how long the application process may take, and there can be no assurances that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local operating permits;
●	Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production of niobium, scandium, and titanium from the project, including the potential sale of titanium as titanium tetrachloride;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek

Project site;

●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities;
●	As a follow-on to the Company’s Demonstration Plant operations, complete characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs; and
●	Completion of design and permitting efforts related to improvements to the junction of Nebraska state highways 50 and 62 and improvements and paving of County Road 721 to the proposed entrance to the Elk Creek Project mine site.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to costs incurred for the advancement of the Elk Creek Project and the activities necessary to support corporate and shareholder duties and are detailed in the following table (in thousands of dollars).

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Operating expenses
Employee-related costs	$328	$291	$650	$584
Professional fees	952	262	2,139	426
Exploration expenditures	828	1,317	1,928	2,605
Other operating expenses	809	331	1,643	668
Total operating expenses	2,917	2,201	6,360	4,283
Change in fair value of Earnout Shares liability	(806)	-	(2,899)	-
Change in fair value of warrant liabilities	71	341	144	84
Loss on debt extinguishment	-	-	-	1,622
Interest expense (income)	1,176	(38)	3,251	220
Other gains	-	(13)		(13)
Foreign exchange loss (gain)	28	(64)	17	109
Loss on equity securities	1	2	2	1
Income tax benefit	-	-	(101)	-
Loss attributable to noncontrolling interest	96	-	270	-
Net loss attributable to the Company	$3,291	$2,429	$6,504	$6,306

Three- and six-month periods ended December 31, 2023 compared to the three- and six-month periods ended December 31, 2022:

Significant items affecting operating expenses are noted below:

Employee-related costs increased for the three- and six-month periods in 2023 as compared to 2022, primarily due to the impact of board-authorized employee salary increases, which became effective April 1, 2023.

Professional fees increased for the six-month period in 2023 as compared to 2022, primarily due to the timing of legal services associated with the Company’s SEC registration statements filed in October 2023, as well as increased audit and review fees associated with the Company’s June 30, 2023 and September 30, 2023 financial statements, respectively. These costs increased for the three-month period ended December 31,2023 as compared to 2022, as 2023 costs included additional accounting fees associated with quarterly financial statement review procedures as well as increased legal fees associated with the Company’s Annual General Meeting preparation, our registration statements on Form S-1 filed in October 2023, and the change in our auditors.

Exploration expenditures decreased for the six-month period in 2023 as compared to 2022, as 2022 costs included Demonstration Plant development and start-up costs, as well as costs related to the completion and filing of the Technical Report Summary based on the Company’s 2022 Feasibility Study for the Elk Creek Project, which was filed with the SEC on September 6, 2022. These costs decreased for the three-month period ended December 31, 2023 as compared to 2022, as 2022 costs included Demonstration Plant development and start-up costs, while overall Demonstration Plant operations were winding down during the three-month period in 2023.

Other operating expenses include costs related to investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs increased for the six-month period 2023 as compared to 2022 primarily due to the impact of increased director and officer insurance costs associated with the Company’s listing on the Nasdaq, which began in March 2023, as well as expenditures related to our Al-Sc master alloy initiative, fair value losses on Yorkville Equity Facility Financing Agreement transactions, and Delaware franchise fees, partially offset by reduced investor relations expenditures. These costs increased for the three-month period ended December 31, 2023 as compared to 2022 primarily due to the impact of increased director and officer insurance costs associated with the Company’s listing on the Nasdaq, which began in March 2023.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of Earnout Shares liability represents the changes in fair value related to the shares of Class B common stock of Elk Creek Resource Corporation (“ECRC”), an indirect, majority-owned subsidiary of NioCorp formerly known as GX Acquisition Corp. II, the rights of the holders of which to exchange such shares into Common Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the “Earnout Shares”) for 2023, based on the results of Monte Carlo financial modeling. The Company recognized this liability in connection with the Transactions, which closed in March 2023.

Change in fair value of warrant liability primarily represents the changes in fair value related to Lind Global Asset Management III, LLC’s (“Lind”) right to receive additional Warrants (the “Contingent Consent Warrants”) as consideration for entering into the previously disclosed Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind, based on the impact of a lower closing Common Share price, which increases the probability of these Contingent Consent Warrants being issued on the 18-month anniversary. This expense was partially offset by a slight decrease in the valuation of the Warrants issued to GX Sponsor II LLC (the “Sponsor”) in connection with the closing of the Transactions (the “Private Warrants”).

Interest expense increased for both the six-month and three-month periods in 2023 as compared to 2022 due to accretion expense associated with the unsecured convertible debentures (the “Convertible Debentures”) issued to Yorkville, which were issued in March 2023.

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

Loss on debt extinguishment incurred in 2022 represents the loss incurred under Accounting Standards Codification (“ASC”) Topic 470, Debt, related to the convertible security issued to Lind (the “Lind III Convertible Security”) pursuant to the Convertible Security Funding Agreement, dated February 26, 2021, as amended by Amendment #1 to the Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind).

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

As of December 31, 2023, the Company had cash of $0.6 million and a working capital deficit of $10.6 million, compared to cash of $2.3 million and working capital of $0.2 million on June 30, 2023.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $7.7 million until June 30, 2024, inclusive of repayments of principal and interest on the Yorkville Convertible Debentures. In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures through June 30, 2024 are expected to be approximately $805,000 per month where approximately $660,000 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $145,000 per month is planned for expenditures relating to the advancement of the Elk Creek Project by ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

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

Elk Creek property lease commitments are $19,000 until June 30, 2024. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2024, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

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

Operating Activities

During the six months ended December 31, 2023, the Company’s operating activities consumed $4.6 million of cash (2022: $4.1 million). The cash used in operating activities for the six months ended December 31, 2023, reflects the Company’s funding of losses of $6.8 million and Convertible Debenture accretion, partially offset by a reduction in the Earnout Shares liability and other non-cash transactions. Overall, operational outflows during the six months ended December 31, 2023, increased from the corresponding period of 2022 due to increased professional services performed in 2023. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $2.9 million during the six months ended December 31, 2023 (2022: $0.5 million outflow), with 2023 inflows reflecting the gross receipts of $1.0 million from the September 2023 Private Placement, $1.3 million from the December 2023 Private Placement, and $0.8 million from Common Share issuances under the Yorkville Equity Facility Financing Agreement.

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

Certain U.S. Federal Income Tax Considerations

If NioCorp (or a subsidiary) is a “passive foreign investment company” (“PFIC”) for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of Common Shares or other NioCorp securities (as determined under applicable U.S. federal income tax law), then certain significant adverse tax consequences could apply to such U.S. holder, including requirements to treat any gain realized upon a disposition of Common Shares (or other securities) as ordinary income, to include certain “excess distributions” on Common Shares in income, and to pay an interest charge on a portion of any such gain or distribution. NioCorp believes that it was classified as a PFIC during the taxable years ended June 30, 2023 and 2022, and, based on the current composition of its income and assets, as well as current business plans and financial expectations, that it may be classified as a PFIC for its current taxable year or in future taxable years. No opinion of legal counsel or ruling from the Internal Revenue Service (the “IRS”) concerning the PFIC status of NioCorp or any subsidiary has been obtained or is currently planned to be requested. The determination of whether any corporation was, or will be, a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether any corporation will be a PFIC for any taxable year depends on the assets and income of such corporation over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Quarterly Report on Form 10-Q. In addition, even if NioCorp concluded that it or any subsidiary was not classified as a PFIC, the IRS could challenge such determination and a court could sustain the challenge. Accordingly, there can be no assurance that NioCorp or any subsidiary will not be classified as a PFIC for any taxable year. Each holder of Common Shares or other NioCorp securities should consult its own tax advisors regarding the PFIC status of NioCorp and each subsidiary thereof and the resulting tax consequences to the holder, as well as any potential to mitigate such tax consequences through a “QEF” or “mark-to-market” election. See the “Risk Factors” section of NioCorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, Options, Warrants, and convertible debt as of February 13, 2024, is set out below, on a fully diluted basis.

Common Shares Outstanding (Fully Diluted)
Common Shares	34,915,511
Vested shares of ECRC Class B common stock[1]	4,565,808
Stock options[2]	938,000
Warrants[3]	18,883,316
Convertible debt[4]	1,417,300

[1]	Each exchangeable into one Common Share at any time, and from time to time, until March 17, 2033.

[2]	Each exercisable into one Common Share.

[3]	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares, and 3,216,690 Warrants that are each exercisable into one Common Share.

[4]	Represents Common Shares issuable on conversion of Convertible Debentures with an aggregate outstanding principal and accrued interest amount of $3.87 million as of February 13, 2024, assuming a market price per Common Share of $3.17 on that date.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, an evaluation was carried out under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financing Reporting Existing as of December 31, 2023

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 continued to exist as of December 31, 2023. Specifically, management concluded that the following material weaknesses exist as of December 31, 2023:

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

Remediation Plan for the Material Weaknesses

To address our material weaknesses existing as of December 31, 2023, we have implemented a detailed plan to address each individual material weakness identified, as well as the overall monitoring process, including the following:

●	In order to remediate the material weaknesses relating to the Company’s control environment and risk assessment process, the following control procedures are in the process of being implemented:

○

In consultation with our third-party advisors, we are in the process of implementing a technical accounting policy that provides for separation of the analysis and review of identified accounting issues from the detailed review steps to be performed by the Corporate Controller. Initially, this policy includes transactions related to warrants, convertible debt, debt modifications, and earnout share liabilities. This policy will be maintained to ensure that additional non-routine transactions identified in our normal course of business (as discussed below), are included in the review process.

○

We are in the process of developing and implementing a non-routine transactions policy to ensure the timely identification, analysis, and monitoring of potential non-routine transactions. Further, the policy provides for third-party assistance, as needed, in the review of U.S. GAAP issues related to the proposed transaction.

●	In order to remediate the material weakness relating to the Company’s controls activities, we are in the process of implementing the technical accounting policy discussed above to ensure the completeness and accuracy of identifying and adequately assessing the assumptions utilized in the valuation analysis of complex financial instruments. In addition, we have engaged third-party consultants with the relevant background and expertise to perform the appropriate complex valuation analyses under the control and oversight of Company personnel.

●	In order to remediate the material weakness relating to the Company’s controls over monitoring activities, we are in the process of enhancing controls over our financial statement close and reporting process, and designing and implementing additional closing steps to review, manage and monitor our progress towards the remediation of internal control deficiencies and material weaknesses, including periodic reporting of progress to the Audit Committee.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued and sold the following Common Shares in reliance on exemptions from the registration requirements of the Securities Act:

Date	Gross Proceeds	Shares Issued	Price/Share
October 26, 2023(1)	$787,260	228,861	$3.4399
November 27, 2023(1)	282,774	86,562	3.2667
November 30, 2023(2)	233,888	75,000	3.1185
December 11, 2023(1)	513,425	180,554	2.8436
December 19, 2023(1)	507,123	186,216	2.7233

(1)	Issued in reliance on Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Convertible Debentures and based upon representations and warranties of Yorkville in connection therewith.
(2)	Issued in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of an advance under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2023, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
3.3(2)	Amendment to Articles, effective March 17, 2023
4.1(3)	Form of Subscription Agreement in respect of units issued in December 2023
4.2(3)	Form of Warrants issued in December 2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(4)	Inline XBRL Instance Document
101.SCH(4)	Inline XBRL Taxonomy Extension- Schema
101.CAL(4)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(4)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(4)	Inline XBRL Taxonomy Extension – Labels
101.PRE(4)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on March 17, 2023, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on December 20, 2023, and incorporated herein by reference.
(4)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2023 and 2022, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Six Months ended December 31, 2023 and 2022, (iv) the Interim Condensed Consolidated Statements of Shareholders’ (Deficit) Equity for the Three and Six Months ended December 31, 2023 and 2022 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: February 13, 2024

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 13, 2024