Form 10-Q
period 2024-03-31
NIOCORP DEVELOPMENTS LTD
filed 2024-05-02
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 36,483,550 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
Condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023 (unaudited)	2

Condensed consolidated statements of operations and comprehensive loss for the three and nine months ended March 31, 2024 and 2023 (unaudited)	3

Condensed consolidated statements of cash flows for the nine months ended March 31, 2024 and 2023 (unaudited)	4

Condensed consolidated statements of shareholders’ (deficit) equity and redeemable noncontrolling interest for the three and nine months ended March 31, 2024 and 2023 (unaudited)	5 - 6

Notes to condensed consolidated financial statements (unaudited)	7 - 18

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

		As of
	Note	March 31, 2024	June 30, 2023
ASSETS
Current
Cash and cash equivalents		$194	$2,341
Prepaid expenses and other		261	1,385
Total current assets		455	3,726
Non-current
Deposits		35	35
Investment in equity securities		7	9
Right-of-use assets		195	236
Land and buildings, net		837	839
Mineral properties		16,085	16,085
Total assets		$17,614	$20,930

LIABILITIES
Current
Accounts payable and accrued liabilities	4	$5,127	$3,491
Convertible debt, current portion	5	1,707	-
Warrant liability, at fair value	7c	2,193	-
Options, at fair value	7b	11	-
Operating lease liability	9	95	71
Total current liabilities		9,133	3,562
Non-current
Convertible debt		-	10,561
Warrant liabilities, at fair value	7c	2,216	4,989
Earnout Shares liability, at fair value	6	6,667	10,521
Operating lease liability		120	164
Total liabilities		18,136	29,797
Commitments and contingencies	9
Redeemable noncontrolling interest	7a	1,572	2,100
SHAREHOLDERS’ DEFICIT
Common shares, no par value, unlimited shares authorized; 36,252,990 and 31,202,131 shares outstanding, respectively	7	159,854	140,421
Accumulated deficit		(161,037)	(150,477)
Accumulated other comprehensive loss		(911)	(911)
Total shareholders’ deficit		(2,094)	(10,967)
Total liabilities, redeemable noncontrolling interest, and shareholders’ deficit		$17,614	$20,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

		For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	Note	2024	2023	2024	2023
Operating expenses
Employee related costs		$2,531	$1,405	$3,181	$1,989
Professional fees		633	157	2,772	583
Exploration expenditures	8	489	1,410	2,417	4,015
Other operating expenses		1,457	26,220	3,100	26,888
Total operating expenses		5,110	29,192	11,470	33,475
Change in fair value of Earnout Shares liability	6	(955)	(881)	(3,854)	(881)
Change in fair value of warrant liability	7c	(724)	784	(580)	868
Debt extinguishment		-	300	-	1,922
Foreign exchange loss (gain)		(27)	83	(10)	192
Interest expense	5	1,016	142	4,267	362
Loss on equity securities		-	1	2	2
Other gains	7b	(195)	-	(195)	(13)
Loss before income taxes		4,225	29,621	11,100	35,927
Income tax benefit		-	(186)	(101)	(186)
Net loss		4,225	29,435	10,999	35,741
Net loss attributable to redeemable noncontrolling interest		169	92	439	92
Net loss attributable to the Company	2d	$4,056	$29,343	$10,560	$35,649

Other comprehensive loss:
Net loss		$4,225	$29,435	$10,999	$35,741
Other comprehensive loss:
Reporting currency translation		-	(112)	-	(82)
Total comprehensive loss		4,225	29,323	10,999	35,659
Comprehensive loss attributable to redeemable noncontrolling interest		169	92	439	92
Comprehensive loss attributable to the Company		$4,056	$29,231	$10,560	$35,567

Loss per common share, basic and diluted	2d	$0.11	$1.00	$0.29	$1.26

Weighted average common shares outstanding, basic and diluted		35,160,333	28,546,379	33,421,185	28,128,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,999)	$(35,741)
Adjustments for:
Initial valuation of earnout shares liability	-	13,195
Change in fair value of earnout shares liability	(3,854)	(881)
Initial valuation of warrant liabilities	-	3,848
Change in fair value of warrant liabilities	(580)	868
Share-based compensation	2,779	1,788
Accretion of convertible debt	4,267	215
Loss on debt extinguishment	-	1,422
Loss on Yorkville equity facility shares issued	78	-
Private placement compensation adjustment	102	-
Fair value of commitment shares issued	-	650
Foreign exchange loss	-	200
Other gains	(195)	(13)
Depreciation	2	2
Unrealized loss on equity securities	2	2
Non-cash lease activity	21	(12)
Change in working capital items:
Prepaid expenses and other	1,124	304
Accounts payable and accrued liabilities	1,637	2,688
Net cash used in operating activities	(5,616)	(11,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	21
Net cash provided by investing activities	-	21

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	3,663	11
Share issue costs	(194)	(21)
Convertible debt repayment	-	(515)
Proceeds from debt issuance, net of cost	-	14,857
Related party debt draws	-	1,130
Related party debt	-	(1,841)
Net cash provided by financing activities	3,469	13,621
Exchange rate effect on cash and cash equivalents	-	(312)
Change in cash and cash equivalents during period	(2,147)	1,865
Cash and cash equivalents, beginning of period	2,341	5,280
Cash and cash equivalents, end of period	$194	$7,145

Supplemental cash flow information:
Amounts paid for interest	$-	$239
Amounts paid for income taxes	-	-
Non-cash investing and financing transactions:
Conversion of debt for common shares	$13,121	$1,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share amounts) (unaudited)

	Common Shares Outstanding	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, December 31, 2022	28,242,064	$130,995	$(116,703)	$(1,023)	$13,269	$-
Exercise of options	4,557	-	-	-	-	-
Issuance of financing warrants	-	3,337	-	-	3,337	-
Common shares issued in the GXII transaction	1,753,821	-	-	-	-	-
Redeemable noncontrolling interest	-	(2,325)	-	-	(2,325)	2,325
Commitment shares issued	81,213	650	-	-	650	-
Share based compensation	-	1,788	-	-	1,788	-
Foreign currency translation adjustments	-	-	-	112	112	-
Loss for the period	-	-	(29,343)	-	(29,343)	(92)
Balance, March 31, 2023	30,081,655	$134,445	$(146,046)	$(911)	$(12,512)	$2,233

Balance, December 31, 2023	34,091,844	$151,810	$(156,981)	$(911)	$(6,082)	$1,830
Yorkville equity facility draws	242,500	622	-	-	622	-
Debt conversions	1,674,954	4,815	-	-	4,815	-
Share issuance costs	-	(55)	-	-	(55)	-
Option liability valuations	-	(206)	-	-	(206)	-
Exchange of Class B shares	243,692	89	-	-	89	(89)
Share-based compensation	-	2,779	-	-	2,779	-
Loss for the period	-	-	(4,056)	-	(4,056)	(169)
Balance, March 31, 2024	36,252,990	$159,854	$(161,037)	$(911)	$(2,094)	$1,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share amounts) (unaudited)

	Common Shares Outstanding	Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2022	27,667,060	$129,055	$(110,397)	$(993)	$17,665	$-
Exercise of options	265,138	11	-	-	11	-
Debt conversions	314,423	1,950	-	-	1,950	-
Issuance of financing warrants	-	3,337	-	-	3,337	-
Common shares issued in the GXII transaction	1,753,821	-	-	-	-	-
Redeemable noncontrolling interest	-	(2,325)	-	-	(2,325)	2,325
Commitment shares issued	81,213	650	-	-	650	-
Share based compensation	-	1,788	-	-	1,788	-
Share issuance costs	-	(21)	-	-	(21)	-
Foreign currency translation adjustments	-	-	-	82	82	-
Loss for the period	-	-	(35,649)	-	(35,649)	(92)
Balance, March 31, 2023	30,081,655	$134,445	$(146,046)	$(911)	$(12,512)	$2,233

Balance, June 30, 2023	31,202,131	$140,421	$(150,477)	$(911)	$(10,967)	$2,100
Exercise of options	7,800	-	-	-	-	-
Private placements	663,432	2,393	-	-	2,393	-
Yorkville equity facility draws	462,500	1,451	-	-	1,451	-
Debt conversions	3,673,435	13,121	-	-	13,121	-
Share issuance costs	-	(194)	-	-	(194)	-
Option liability valuations	-	(206)	-	-	(206)	-
Exchange of Class B shares	243,692	89	-	-	89	(89)
Share-based compensation	-	2,779	-	-	2,779	-
Loss for the period	-	-	(10,560)	-	(10,560)	(439)
Balance, March 31, 2024	36,252,990	$159,854	$(161,037)	$(911)	$(2,094)	$1,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

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

2.	BASIS OF PRESENTATION

a)	Basis of Presentation and Consolidation

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

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows at March 31, 2024, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2023. The interim results are not necessarily indicative of results for the full year ending June 30, 2024, or future operating periods.

b)	Recent Accounting Standards

Issued and Not Effective

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Accounting Standards Codification (“ASC”) in response to the

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC’s requirements with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the ASC and not become effective. Early adoption is prohibited. We are currently in the process of evaluating the impact of the amendment on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company’s annual periods beginning July 1, 2024, and interim periods beginning July 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

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

In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. As a smaller reporting company, the rules will become effective on a phased-in timeline starting in fiscal years beginning in calendar year 2027, which for us is fiscal 2028. On April 4, 2024, the SEC issued an order staying the rules during the pendency of the various challenges to the rules’ validity. We are in the process of analyzing the impact of the rules on our disclosures.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

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

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Net loss	$4,225	$29,435	$10,999	$35,741
Adjust: Net loss attributable to noncontrolling interest	(167)	(56)	(520)	(43)
Net loss available to participating securities	4,058	29,379	10,479	35,698
Net loss attributable to vested shares of ECRC Class B common stock	(184)	(708)	(825)	(271)
Net loss attributed to common shareholders - basic and diluted	$3,874	$28,671	$9,654	$35,427
Denominator:
Weighted average shares outstanding – basic and diluted	35,160,333	28,546,379	33,421,185	28,128,731

Loss per Common Share outstanding – basic and diluted	$0.11	$1.00	$0.29	$1.26

The following common shares, no par value, of the Company (“Common Shares”) underlying options to purchase Common Shares (“Options”), Common Share purchase warrants (“Warrants”), and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three- and nine-month periods indicated below.

	For the Three and Nine Months Ended March 31,
Excluded potentially dilutive securities (1)(2):	2024	2023
Options	2,563,000	1,561,500
Warrants	18,585,105	19,257,515
Convertible debt	714,900	2,723,500
Total potential dilutive securities	21,863,005	23,542,515

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

(2)	Earnout Shares are excluded as the vesting terms were not met as of the end of the reporting period.

3.	GOING CONCERN

The Company incurred a loss of $10,999 for the nine months ended March 31, 2024 (2023 - $35,741) and had a working capital deficit of $8,678 and an accumulated deficit of $161,037 as of March 31, 2024. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of March 31, 2024, the Company had cash of $194, which will not be sufficient to fund normal operations for the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

In response to these conditions and events, the Company plans to obtain additional financing. As disclosed in Note 11, on April 12, 2024, the Company closed a private placement which resulted in the receipt of net proceeds of $6,935, after giving effect to certain fees but before estimated offering expenses. In addition, subject to the conditions discussed in Note 11, NioCorp expects to have access to up to $61,189 in net proceeds from the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026. In addition, the Company may pursue additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the potential issuance of Common Shares under the Yorkville Equity Facility Financing Agreement, the Company did not have any further funding commitments or arrangements for additional financing as of March 31, 2024. The Company’s plans to obtain additional financing have not been finalized, are subject to market conditions, and are not within the Company’s control and therefore cannot be deemed probable. Further, the Company will be required to raise additional funds for the construction and commencement of operations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of
	March 31, 2024	June 30, 2023
Accounts payable, trade	$4,788	$1,990
Trade payable accruals	263	1,324
Income taxes payable	-	101
Environmental accruals	48	48
Loan origination fees payable to related party	28	28
Total accounts payable and accrued liabilities	$5,127	$3,491

5.	DEBT

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

Amount
Opening balance, June 30, 2023	$10,561
Accretion expense	4,267
Principal and accrued interest converted	(13,121)
Balance, March 31, 2024	$1,707
Add: Unamortized debt issuance costs	43
Remaining principal balance, March 31, 2024	$1,750

Based on the Company’s closing Common Share price of $2.72 as of March 31, 2024, conversion of the remaining Convertible Debenture balance, including accrued interest, would require the issuance of approximately 714,900 Common Shares. For each $0.10 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 27,300 shares.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

6.	CLASS B COMMON STOCK OF ECRC

The shares of Class B common stock of Elk Creek Resource Corporation (“ECRC”), an indirect, majority-owned subsidiary of NioCorp formerly known as GX Acquisition Corp. II (“GXII”), include rights under which the holders may exchange such shares into Common Shares, and certain of such shares are subject to certain vesting conditions (the “Earnout Shares”). These Earnout Shares were valued utilizing a Monte Carlo Simulation pricing model with the following primary inputs:

Key Valuation Input	March 31, 2024	June 30, 2023
Closing Common Share price	$2.72	$5.03
Term (expiry)	March 17, 2033	March 17, 2033
Volatility	61.0%	33.5%
Risk-free rate	4.20%	3.83%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the three- and nine-month periods ended March 31, 2024:

	For the Three Months Ended March 31, 2024	For the Nine Months Ended March 31, 2024
Fair value at beginning of period	$7,622	$10,521
Change in fair value	(955)	(3,854)
Fair value at March 31, 2024	$6,667	$6,667

7.	COMMON SHARES

a)	Issuance

On September 1, 2023, the Company closed a non-brokered private placement (the “September 2023 Private Placement”) of units of the Company (the “September 2023 Units”). A total of 250,000 September 2023 Units were issued at a price per September 2023 Unit of $4.00, for total gross proceeds to the Company of $1,000. Each September 2023 Unit consists of one Common Share and one Warrant (“September 2023 Warrant”). Each September 2023 Warrant entitles the holder to acquire one Common Share at a price of $4.60 at any time prior to September 1, 2025. Proceeds of the September 2023 Private Placement will be used for continued advancement of the Elk Creek Project and for working capital and general corporate purposes.

The September 2023 Warrants were classified as an equity instrument and accordingly, the net proceeds of $962 were allocated based on the relative fair values of the Common Shares and the September 2023 Warrants on the date of issuance. The amount allocated to the fair value of the September 2023 Warrants was $254 and the balance of the proceeds of $708 was allocated to the Common Shares. The fair value of the September 2023 Warrants issued was computed using the Black Scholes pricing model using the following assumptions: an expected life of 2.0 years, a risk-free interest rate of 4.85%, an expected volatility of 71.63%, and an expected dividend rate of 0%.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

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

The December 2023 Warrants were classified as an equity instrument and accordingly, the estimated net proceeds of $1,241 were allocated based on the relative fair values of the Common Shares and the December 2023 Warrants on the date of issuance. The amount allocated to the fair value of the December 2023 Warrants was $264 and the balance of the proceeds of $977 was allocated to the Common Shares. The fair value of the December 2023 Warrants issued was computed using the Black Scholes pricing model using the following assumptions: an expected life of 2.0 years, a risk-free interest rate of 4.33%, an expected volatility of 54.8%, and an expected dividend rate of 0%.

In connection with the closing of the previously disclosed business combination transaction (the “Transaction”) on March 17, 2023 (the “Transaction Closing”), 4,565,808 shares of Class B common stock of ECRC were vested as of the Transaction Closing (the “Vested Shares”) and are exchangeable for Common Shares on a one-for-one basis at any time, and from time to time, until the tenth anniversary of the Transaction Closing. On February 29, 2024, 243,692 Vested Shares were exchanged for an equivalent number of Common Shares. This exchange resulted in a change in the Company’s ownership interest in ECRC and was accounted for as an equity transaction in accordance with ASC 810-10-45-23, with no gain or loss recognized. Accordingly, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company’s ownership interest with a corresponding offset booked to equity.

The Company issued the following Common Shares under the Yorkville Equity Facility Financing Agreement during the nine months ended March 31, 2024:

Date	Common Shares Issued	Gross Funds Received	Market Value of Shares Issued	Loss on Transaction
September 12, 2023	70,000	$259	$271	$12
September 18, 2023	75,000	273	314	41
November 30, 2023	75,000	234	244	10
February 28, 2024	75,000	170	174	4
March 7, 2024	82,500	210	218	8
March 14, 2024	85,000	226	230	4

Loss on transaction represents a non-cash expense equal to the difference between the proceeds received and the fair value of the Common Shares issued based on the Nasdaq closing price per Common Share on the issuance date and is recorded in other operating expenses in the consolidated statement of operations and comprehensive loss.

b)	Stock Options

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2023	1,541,500	$7.19
Granted	1,625,000	2.99
Exercised	(7,800)	3.95
Expired/forfeited	(595,700)	5.45
Balance, March 31, 2024	2,563,000	$4.88

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The following table summarizes information about Options outstanding at March 31, 2024:

Exercise Price		Expiry Date	Number Outstanding	Aggregate Intrinsic Value	Number Exercisable	Aggregate Intrinsic Value
C$	13.60	December 17, 2024	350,000	-	350,000	-
C$	11.00	May 30, 2025	50,000	-	50,000	-
	$6.95	March 27, 2026	538,000	-	538,000	-
	$2.99	February 15, 2029	1,625,000	-	1,625,000	-
			2,563,000	$-	2,563,000	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing share price of $2.72 as of March 31, 2024, which would have been received by the option holders had all option holders exercised their Options as of that date.

On February 15, 2024, the Company granted 1,625,000 Options at a fair value price of $2.99 per Option, based on a Black-Scholes model with an average risk-free rate of 4.25%, average share price volatility of 63.2%, and a five-year expected option life.

Prior to January 1, 2024, the Company concluded that under ASU 718, Compensation – Stock Compensation (Topic 718), Options previously issued on December 31, 2021, May 30, 2022, and March 27, 2023, which included a C$ strike price should remain equity-classified as management determined that the Options qualified for an exemption from liability classification as the Options were denominated in a currency in which a substantial portion of the Company’s equity securities traded. Effective January 1, 2024, the Company determined that due to historically decreasing trading volume on the Toronto Stock Exchange (the “TSX”), this exemption no longer applied and accordingly, these Options were classified as a liability based on their fair values on that date. The Company recorded a mark-to-market gain of $195 in other operating expenses related to these option liabilities for the three-month period ended March 31, 2024.

On March 28, 2024, the Company’s Board of Directors (the “Board”) approved a modification to Options previously issued on March 27, 2023, with dual strike prices of $6.95 and C$9.52, under which the option to exercise in C$ was removed. No other terms or conditions were amended by the Board. Based on this amendment, the Company re-classified these Options to equity on March 28, 2024, based on their fair value on that date.

c)	Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2023	18,816,304	$10.98
Granted	663,432	3.94
Exercised	-	-
Expired	(894,631)	8.94
Balance, March 31, 2024	18,585,105	$10.82

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

At March 31, 2024, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price		Expiry Date
504,611	C$	11.00	June 30, 2024
894,636		$8.94	(1)
855,800	C$	9.70	February 19, 2025
250,000		$4.60	September 1, 2025
413,432		$3.54	December 22, 2025
15,666,626		$11.50	March 17, 2028
18,585,105

(1)	These Warrants expire in equal monthly tranches from April 17, 2024 through September 17, 2024

Private Warrants

In connection with the Transaction Closing, the Company assumed GXII’s obligations under the agreement governing the GXII Warrants, as amended by an assignment, assumption and amendment agreement (the “NioCorp Assumed Warrant Agreement”), and issued an aggregate of 15,666,626 Warrants (the “NioCorp Assumed Warrants”). The Company issued (a) 9,999,959 public NioCorp Assumed Warrants (the “Public Warrants”) in respect of the GXII Warrants that were publicly traded prior to the Transaction Closing and (b) 5,666,667 NioCorp Assumed Warrants (the “Private Warrants”) to GX Sponsor II LLC (the “Sponsor”).

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

The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the Sponsor, its members or any of their permitted transferees (as prescribed in the NioCorp Assumed Warrant Agreement). In accordance with the NioCorp Assumed Warrant Agreement, any Private Warrants that are held by someone other than the Sponsor, its members or any of their permitted transferees are treated as Public Warrants.

The Company classifies Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the Private Warrants using a Black Scholes pricing model:

Key Valuation Input	March 31, 2024	June 30, 2023
Share price on valuation date	$2.72	$5.03
Strike price	$11.50	$11.50
Implied volatility of Public Warrants	57.2%	33.5%
Risk free rate	4.31%	4.18%
Dividend yield	0%	0%
Expected warrant life in years	3.97	4.73

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

The change in the Private Warrants liability is presented below:

	For the Three Months Ended March 31, 2024	For the Nine Months Ended March 31, 2024
Fair value at beginning of period	$3,040	$3,279
Change in fair value	(824)	(1,063)
Fair value at March 31, 2024	$2,216	$2,216

Contingent Consent Warrants

As consideration for entering into the previously publicly disclosed Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind Global Asset Management III, LLC (“Lind”), Lind received, amongst other things, the right to receive additional Warrants (the “Contingent Consent Warrants”) if on September 17, 2024, the closing trading price of the Common Shares on the TSX or such other stock exchange on which such shares may then be listed, is less than C$10.00, subject to adjustments. The number of Contingent Consent Warrants to be issued, if any, is based on the Canadian dollar equivalent (based on the then current Canadian to U.S. dollar exchange rate as reported by Bloomberg, L.P.) of $5,000 divided by the five-day volume weighted average price of the Common Shares on the date of issuance. Further, the number of Contingent Consent Warrants issued will be proportionately adjusted based on the percentage of Warrants currently held by Lind that are exercised, if any, prior to the issuance of any Contingent Consent Warrants.

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

Key Valuation Input	March 31, 2024	June 30, 2023
Share price on valuation date	$2.72	$5.03
Volatility	64.0%	63.0%
Risk free rate	4.26%	4.11%
Probability of issuance	99.4%	80.8%

The change in the fair value of the Contingent Consent Warrants is presented below:

	For the Three Months Ended March 31, 2024	For the Nine Months Ended March 31, 2024
Fair value at beginning of period	$2,093	$1,710
Change in fair value	100	483
Fair value at March 31, 2024	$2,193	$2,193

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

8.	EXPLORATION EXPENDITURES

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Technical studies and engineering	$53	$85	$350	$222
Field management and other	136	195	418	588
Metallurgical development	300	1,130	1,630	3,203
Geologists and field staff	-	-	19	2
Total	$489	$1,410	$2,417	$4,015

9.	LEASES

 The Company incurred lease costs as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Operating Lease Cost:
Fixed rent expense	$23	$15	$68	$60
Variable rent expense	3	3	10	9
Short-term lease cost	2	3	7	7
Sublease income	(7)	(6)	(23)	(24)
Net lease cost – other operating expense	$21	$15	$62	$52

The maturities of lease liabilities are as follows at March 31, 2024:

Future Lease Maturities
Total remaining lease payments	$268
Less portion of payments representing interest	(53)
Present value of lease payments	215
Less current portion of lease payments	95
Non-current lease liability	$120

10.	FAIR VALUE MEASUREMENTS

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024, and June 30, 2023, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

		As of March 31, 2024
	Note	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents		$194	$194	$-	$-
Investment in equity securities		7	7	-	-
Total		$201	$201	$-	$-
Liabilities:
Earnout Shares liability	6	$6,667	$-	$-	$6,667
Warrant liabilities	7c	4,409	-	2,216	2,193
Total		$11,076	$-	$2,216	$8,860

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,341	$2,341	$-	$-
Investment in equity securities	9	9	-	-
Total	$2,350	$2,350	$-	$-
Liabilities:
Earnout Shares liability	$10,521	$-	$-	$10,521
Warrant liabilities	4,989	-	3,279	1,710
Total	$15,510	$-	$3,279	$12,231

The Convertible Debentures discussed in Note 5 were initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At March 31, 2024, the estimated fair value of this instrument approximated carrying value given that the instrument was issued in March 2023 and has a short time period until maturity.

11.	SUBSEQUENT EVENT

On April 12, 2024, the Company issued and sold to Yorkville and Lind Global Fund II LP (together with Yorkville, the “April 2024 Purchasers”), in a private placement (the “April 2024 Private Placement”), $8,000 aggregate principal amount of unsecured notes (the “April 2024 Notes”), pursuant to a securities purchase agreement, dated April 11, 2024 (the “April 2024 Purchase Agreement”), between the Company and each of the April 2024 Purchasers. Pursuant to the terms of the April 2024 Notes, subject to certain exceptions, on the first day of each calendar month, beginning on June 1, 2024 (excluding August 2024) (the “Payment Date”), the Company will be required to repay a portion of the outstanding balance of all of the April 2024 Notes, on a pro-rata basis, in an amount equal to the sum of (i) $1,400 of principal (or the outstanding principal if less than such amount) in the aggregate among all of the outstanding Notes, plus (ii) 8.0% of the principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest, if any, as of the Payment Date. The Company is required to make payments on each Payment Date until the entire outstanding principal is repaid but will not have an obligation to make a payment on a Payment Date if certain equity conditions (the “Equity Conditions”) are satisfied.

The Company also issued to the April 2024 Purchasers, in proportion to the aggregate principal amount of April 2024 Notes issued to each April 2024 Purchaser, Warrants (the “April 2024 Warrants”) to purchase up to 615,385 Common Shares (the “April 2024 Warrants Shares”), which are equal to 25% of the aggregate principal amount of April 2024 Notes issued to the April 2024 Purchasers divided by the exercise price of $3.25, subject to any adjustment to give effect to any stock dividend, stock split or recapitalization.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

(expressed in thousands of U.S. dollars, except per share amounts or as otherwise stated) (unaudited)

Pursuant to the April 2024 Purchase Agreement, the April 2024 Purchasers advanced an aggregate of $6,935 to the Company in consideration of the issuance by the Company to the April 2024 Purchasers of $8,000 aggregate principal amount of the April 2024 Notes and April 2024 Warrants.

Proceeds from the April 2024 Private Placement will be used for general working capital purposes, including for accounts payable, other payables and operating expenses, and to satisfy the fees and expenses incurred in connection with the Private Placement.

Subject to certain limitations contained within the April 2024 Notes, holders of the April 2024 Notes will be entitled to convert the principal amount of, accrued and unpaid interest, if any, and any Payment Premium that has become due and payable on each April 2024 Note, from time to time over their term, into a number of Common Shares equal to the quotient of the amount being converted divided by a fixed conversion price of $2.75 per Common Share up to a maximum of 3,141,817 Common Shares (together with the April 2024 Warrant Shares, the “April 2024 Underlying Shares”).

As noted above, the Company is required to make payments on each Payment Date until the entire outstanding principal is repaid, but will not have an obligation to make a payment on a Payment Date if the Equity Conditions are satisfied. The Equity Conditions means (i) on each of the five consecutive trading days prior a Payment Date (the “Measuring Period”) the Underlying Shares Registration Statement (as defined below) is effective and available for the resale by the Purchasers of all Underlying Shares, (ii) the Company has no knowledge of any fact that would cause the Underlying Shares Registration Statement not to be effective and available for the resale of the Underlying Shares, (iii) on each day during the Measuring Period, the Common Shares are designated for quotation on Nasdaq, or on such other market or exchange on which the Common Shares are then listed or traded to the extent such other market or exchange is the principal U.S. trading market for the Common Shares (the “Principal U.S. Market”), and have not been suspended from trading nor have delisting or suspension of trading been threatened or pending, (iv) during the Measuring Period, an event of default has not occurred, (v) on each trading day during the Measuring Period, the daily U.S. dollar volume-weighted average price (“VWAP”) for a Common Share on the Principal U.S. Market as reported by Bloomberg Financial Markets is greater than 120% of the Conversion Price, (vi) on each trading day during the Measuring Period the average daily volume traded exceeded $500, and (vii) there is no limitation on conversion under the terms of Notes.

The April 2024 Notes are the unsecured obligations of the Company and will mature on December 31, 2024. The April 2024 Notes will incur a simple interest rate obligation of 0.0% per annum (which will increase to 18.0% per annum upon the occurrence of an event of default). The outstanding principal amount of, accrued and unpaid interest, if any, on, and the Payment Premium, if any, on the April 2024 Notes must be paid by NioCorp in cash when the same becomes due and payable under the terms of the April 2024 Notes at their stated maturity, upon their redemption or otherwise.

The April 2024 Notes may also be redeemed at the Company’s option at any time and from time to time over their term at a redemption price equal to the principal amount being redeemed, plus the Payment Premium, plus accrued and unpaid interest, if any, as of the redemption date.

The Company and the Purchasers also entered into a registration rights agreement (the “April 2024 Registration Rights Agreement”) pursuant to which the Company has agreed to file with the SEC a registration statement (the “April 2024 Underlying Shares Registration Statement”) registering the resale by the Purchasers of the April 2024 Underlying Shares under the Securities Act of 1933 (the “Securities Act”), as soon as practicable but no later than May 15, 2024, and to use its reasonable best efforts to have the April 2024 Underlying Shares Registration Statement declared effective as soon as practicable after the filing thereof, but in no event later than the 60th calendar day following the filing date thereof. The Company further agreed to use its reasonable best efforts to cause the April 2024 Underlying Shares Registration Statement to remain continuously effective for a period that will terminate upon the first date on which all of the April 2024 Underlying Shares may be sold without restriction, including volume and manner-of-sale restrictions, pursuant to Rule 144 under the Securities Act or have been sold by April 2024 Purchasers. The Company also granted to the Purchasers certain demand rights for underwritten shelf takedowns and piggyback registration rights with respect to the April 2024 Underlying Shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2023, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors, and may include statements regarding the anticipated benefits of the transactions (the “Transactions”) contemplated by the previously disclosed Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GX Acquisition Corp. II and Big Red Merger Sub Ltd, including NioCorp’s ability to access the full amount of the expected net proceeds of the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026; NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); anticipated benefits of the listing of NioCorp’s common shares, without par value (the “Common Shares”), on The Nasdaq Stock Market LLC (“Nasdaq”); the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration and development activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, and titanium at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; the outcome of current recovery process improvement testing, and NioCorp’s expectation that such process improvements could lead to greater efficiencies and cost savings in the Elk Creek Project; anticipated benefits of the agreement with Brunel University London; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion and content of an updated technical report for the Elk Creek Project; the completion of technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; anticipated benefits of the electrification of access to the Elk Creek Project mine site; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; the advancement of offtake discussions with potential customers; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s ability to recognize the anticipated benefits of the Transactions, including NioCorp’s ability to access the full amount of the expected net proceeds under the Yorkville Equity Facility Financing Agreement through April 1, 2026; NioCorp’s ability to recognize the anticipated benefits of the April 2024 Private Placement; unexpected costs related to the Transactions; the outcome of any legal proceedings that may be instituted against NioCorp following closing of the Transactions; NioCorp’s ability to receive a final commitment of financing from EXIM on the anticipated timeline, on acceptable terms, or at all, including the timing for EXIM’s initial due diligence findings; NioCorp’s ability to continue to meet Nasdaq listing standards; NioCorp’s ability to operate as a going concern; risks relating to the Common Shares, including price volatility, lack of dividend payments and dilution or the perception of the likelihood any of the foregoing; NioCorp’s requirement of significant additional capital; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness or the Yorkville Equity Facility Financing Agreement may impair NioCorp’s ability to obtain additional financing, on acceptable terms, or at all; covenants contained in agreements with NioCorp’s secured creditors that may affect its assets; NioCorp’s limited operating history; NioCorp’s history of losses; the material weaknesses in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weaknesses and the timing of remediation; the possibility that NioCorp may qualify as a “passive foreign investment company” (“PFIC”) under the Internal Revenue Code of 1986, as amended (the “Code”); the potential that the Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products; current and future offtake agreements, joint ventures, and partnerships; NioCorp’s ability to attract qualified management; the effects of global health crises on NioCorp’s business plans, financial condition and liquidity; estimates of mineral resources and reserves; mineral exploration and production activities; feasibility study results; the results of metallurgical testing; the results of technological research; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining industry; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, or development activities; the management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities of grades of reserves and resources; claims on the title to NioCorp’s properties; potential future litigation; and NioCorp’s lack of insurance covering all of NioCorp’s operations.

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

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is a development-stage property that has disclosed niobium, scandium, and titanium reserves and resources and disclosed rare earth mineral resources. The Company is continuing technical and economic studies around the rare earths contained in the Elk Creek Project’s mineral resources in order to determine whether extraction of rare earth elements can be reasonably justified and economically viable after taking into account all relevant factors. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants, and many others. It also is used in pigments for paper, paint, and plastics. Rare earths are critical to electrification and decarbonization initiatives and can be used to manufacture the strongest permanent magnets commercially available.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete mine development and construction of the Elk Creek Project.

Recent Corporate Events

Nanoscale Partnership

In May 2023, we announced an aluminum-scandium (“Al-Sc”) master alloy initiative (the “Al-Sc master alloy initiative”), in partnership with Boston-based Nanoscale Powders LLC (“Nanoscale”). Al-Sc master alloy, which generally contains 2% by weight scandium, is used to introduce scandium into aluminum for the purpose of producing various Al-Sc alloys, which generally contain a fraction of a percent scandium by weight. These alloys help to reduce weight, increase strength and corrosion resistance, and make the material weldable in automotive and mass transit, aerospace, defense, space, and other systems. Two of the three planned 1-kilogram ingots were manufactured at a contract metallurgical facility operated by Creative Engineers in the quarter ended December 31, 2023. The third ingot was manufactured in the quarter ended March 31, 2024. These trials were successful in producing an Al-Sc master alloy with a 2% scandium content. The technology is sensitive to the purity of the starting materials and requires isolation from oxygen and moisture while manufacturing is conducted. The Company is evaluating the costs and benefits associated with scaling up the technology to larger ingots and conducting the manufacturing operations in a semi-continuous or continuous fashion. The Company is also evaluating other pathways for the manufacture of Al-Sc master alloy.

Brunel University London Agreement

On January 30, 2024, we announced that the Company entered into an agreement with London-based Brunel University London, a leading research university focused on the application of cast aluminum alloys globally, to develop innovative aluminum-scandium alloys and applications for use in the automotive sector. NioCorp has joined with the Brunel Centre for Advanced Solidification Technology to develop a range of innovative aluminum alloys for the automotive sector. These alloys will utilize scandium to enhance the performance of aluminum components in order to facilitate:

●	Vehicle light weighting – developing aluminum-scandium alloys that reduce weight, increase automobile efficiencies, and reduce emissions;
●	Recycling – utilizing the performance-enhancing attributes of scandium to increase recyclability, creating sustainable low-carbon circular supply chains; and
●	Cost Reduction – reducing manufacturing costs and waste through utilizing scandium to increase the strength, ductility, weldability, durability, surface finish, and corrosion resistance of critical aluminum components.

April 2024 Private Placement

On April 12, 2024, the Company entered into the April 2024 Private Placement with the April 2024 Purchasers, pursuant to which (i) the Company issued and sold to the April 2024 Purchasers $8.0 million aggregate principal amount April 2024 Notes and April 2024 Warrants, (ii) the April 2024 Purchasers advanced and aggregate of $6,935 million to the Company, and (iii) the Company and the April 2024 Purchasers entered into the April 2024 Registration Rights Agreement. See Note 11 to the Notes to the Condensed Consolidated Financial Statements for further discussion.

Elk Creek Project Update

Operations were completed at the Company’s demonstration scale processing plant in Trois-Rivieres, Quebec (the “Demonstration Plant”) in February 2023. In addition to establishing metallurgical recoveries for prospective rare earth products from an improvement flowsheet, the Demonstration Plant also established improved recoveries and higher purities for the Company’s planned niobium and titanium products. The results from the Demonstration Plant are expected to be utilized in a future update to the Company’s technical report for the Elk Creek Project, as well as to advance offtake discussions with potential customers.

Work to finalize the engineering for road improvements in the vicinity of the Elk Creek Project site was put on hold until the Company obtains additional financing.

The Company retained a mine engineering consultant in February 2024 to evaluate, at a scoping level, the costs and benefits of electrifying the mine and accessing it via ramps instead of vertical shafts. The evaluation did not include the detailed examination of geotechnical or hydrogeologic issues. The findings of the evaluation indicated a potential savings in upfront capital cost, a shorter schedule to get the mine to full production, and potential operating cost savings. These findings are preliminary but encouraging, and the Company plans a more detailed evaluation of this option for the design of the underground mine as part of a future update to the technical report for the Elk Creek Project.

Other Activities

Our long-term financing efforts continued during the quarter ended March 31, 2024. As previously disclosed, on March 6, 2023, the Company announced the receipt of a Letter of Interest from the EXIM for potential debt financing of up to $800 million through EXIM’s “Make More In America” initiative to fund a portion of the project costs of the Elk Creek Project. A project finance letter of interest from EXIM represents only a preliminary step in the formal EXIM application process, and the Letter of Interest states that the communication “does not represent a financing commitment” and “is not an explicit indication of the financial or commercial viability of a transaction.” As stated in the Letter of Interest, “Upon receipt of NioCorp’s application for financing, EXIM will conduct all requisite due diligence necessary to determine if a Final Commitment may be issued for this transaction.” The process from submission of an application to a final commitment of financing by EXIM, if any, is subject to a number of risks and uncertainties. As explained in the Letter of Interest, “Any final commitment will be dependent on meeting EXIM’s underwriting criteria, authorization process, and finalization and satisfaction of terms and conditions. All Final Commitments must be in compliance with EXIM policies as well as program, legal, and eligibility requirements.” The debt financing is subject to the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation.

NioCorp submitted a formal application to EXIM for a loan under EXIM’s “Make More in America” initiative on June 6, 2023. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee on October 2, 2023. EXIM deployed additional resources to the processing of the Company’s application during the quarter ended December 31, 2023 and has retained financial and legal consultants to support EXIM’s due diligence on the Elk Creek Project. On April 15, 2024, the Company received the Preliminary Project Letter (the “PPL”) from EXIM. The PPL is a summary of EXIM’s initial due diligence findings and also includes a preliminary Indicative Term Sheet. Management is working with EXIM to continue to advance the project through the next stages of EXIM’s due diligence and loan application process. We are currently unable to estimate how long the application process may take, and there can be no assurances that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state, and local operating permits;
●	Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production of niobium, scandium, and titanium from the Elk Creek Project, including the potential sale of titanium as titanium tetrachloride;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the Elk Creek Project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities;
●	As a follow-on to the Company’s Demonstration Plant operations, complete characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs;
●	Completion of design and permitting efforts related to improvements to the junction of Nebraska state highways 50 and 62 and improvements and paving of County Road 721 to the proposed entrance to the Elk Creek Project mine site; and
●	Completion of an updated technical report for the Elk Creek Project.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to costs incurred for the advancement of the Elk Creek Project and the activities necessary to support corporate and shareholder duties and are detailed in the following table (in thousands of dollars).

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Operating expenses
Employee-related costs	$2,531	$1,405	$3,181	$1,989
Professional fees	633	157	2,772	583
Exploration expenditures	489	1,410	2,417	4,015
Other operating expenses	1,457	26,220	3,100	26,888
Total operating expenses	5,110	29,192	11,470	33,475
Change in fair value of Earnout Shares liability	(955)	(881)	(3,854)	(881)
Change in fair value of warrant liabilities	(724)	784	(580)	868
Loss on debt extinguishment	-	300	-	1,922
Interest expense	1,016	142	4,267	362
Other gains	(195)	-	(195)	(13)
Foreign exchange loss (gain)	(27)	83	(10)	192
Loss on equity securities	-	1	2	2
Income tax benefit	-	(186)	(101)	(186)
Loss attributable to noncontrolling interest	169	92	439	92
Net loss attributable to the Company	$4,056	$29,343	$10,560	$35,649

Three- and nine-month periods ended March 31, 2024 compared to the three- and nine-month periods ended March 31, 2023

Significant items affecting operating expenses are noted below:

Employee-related costs increased for the three- and nine-month periods in 2024 as compared to 2023, primarily due to an increase in the number of options issued to employees in 2024 partially offset by a lower fair value per option as calculated under the Black Scholes pricing model, as well as the impact of board-authorized employee salary increases which became effective April 1, 2023.

Professional fees increased for the nine-month period in 2024 as compared to 2023, primarily due to the timing of legal services associated with the Company’s SEC registration statements filed in October 2023, as well as increased audit fees associated with the Company’s June 30, 2023 financial statements and increased review fees in connection with the Company’s September 30, 2023, December 31, 2023 and March 31, 2024, financial statements. These costs increased for the three-month period ended March 31, 2024 as compared to 2023,as 2024 costs included additional audit and accounting fees associated with quarterly financial statement review procedures as well as increased legal fees.

Exploration expenditures decreased for the nine-month period in 2024 as compared to 2023, as 2023 costs included Demonstration Plant development and start-up costs, as well as costs related to the completion and filing of the Technical Report Summary based on the Company’s 2022 Feasibility Study for the Elk Creek Project, which was filed with the SEC on September 6, 2022. These costs decreased for the three-month period ended March 31, 2024 as compared to 2023, as 2023 costs included Demonstration Plant development and start-up costs, while overall Demonstration Plant operations ended during the three-month period in 2023.

Other operating expenses include costs related to investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs decreased for the three- and nine-month periods in 2024 as compared to 2023 primarily due to the impact costs and expenses related to the closing of the Transactions on March 17, 2023.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of Earnout Shares liability represents the changes in fair value related to the shares of Class B common stock of Elk Creek Resource Corporation (“ECRC”), an indirect, majority-owned subsidiary of NioCorp formerly known as GX Acquisition Corp. II, the rights of the holders of which to exchange such shares into Common Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the “Earnout Shares”). The decline in costs for all periods presented represents the impact of the Company’s declining Common Share price on the financial modeling used to determine the period end fair values.

Change in fair value of warrant liability for all periods presented primarily represents the changes in fair value related to Lind Global Asset Management III, LLC’s (“Lind”) right to receive additional Warrants (the “Contingent Consent Warrants”) as consideration for entering into the previously disclosed Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind, based on the impact of a lower closing Common Share price, which increases the probability of these Contingent Consent Warrants being issued on the 18-month anniversary. This expense was partially offset by a slight decrease in the valuation of the Warrants issued to GX Sponsor II LLC (the “Sponsor”) in connection with the closing of the Transactions (the “Private Warrants”).

Interest expense increased for both the nine-month and three-month periods in 2024 as compared to 2023 due to accretion expense associated with the unsecured convertible debentures (the “Convertible Debentures”) issued to Yorkville, which were issued in March 2023.

Foreign exchange loss (gain) is primarily due to changes in the U.S. dollar against the Canadian dollar. During 2023, the functional currency of the parent company was Canadian dollars, and the loss for the period was primarily due to changes in the foreign exchange rates applied to U.S. dollar-denominated debt instruments. Effective March 17, 2023, the parent company’s functional currency became the U.S. dollar.

Loss on debt extinguishment incurred in 2023 represents the loss incurred under Accounting Standards Codification (“ASC”) Topic 470, Debt, related to the convertible security issued to Lind (the “Lind III Convertible Security”) pursuant to the Convertible Security Funding Agreement, dated February 26, 2021, as amended by Amendment #1 to the Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind).

Other gains for the three and nine months ended March 31, 2024 represents the change in fair value of Canadian dollar-denominated Options which the Company classified as a liability effective January 1, 2024. 2023 activity represents the gain on a sale of a small parcel of Company owned property to the State of Nebraska in connection with a highway improvement project unrelated to the development of the Elk Creek Project.

Loss attributable to noncontrolling interest represents the portion of net loss in ECRC not owned by the Company.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements, convertible securities issuances, the exercise of Options and Warrants, and related party loans. With respect to currently outstanding Options and Warrants, we believe that exercise of these instruments, and cash proceeds from such exercises, will not occur unless and until the market price for our Common Shares equals or exceeds the related exercise price of each instrument.

On April 12, 2024, the Company announced the closing of the April 2024 Private Placement. The April 2024 Purchase Agreement is expected to provide near-term access to capital. The Yorkville Equity Facility Financing Agreement is expected to provide near-term and longer-term access to capital. The ability of the Company to draw down on the Yorkville Equity Facility Financing Agreement, at its discretion, is subject to certain limitations and the satisfaction of certain conditions and, when available, provides an opportunity to actively manage the cash needs of the Company more closely. Historically, cash has generally been available to the Company through private placements of equity for which the timing did not always coincide with the Company’s cash needs. The Company may utilize the Yorkville Equity Facility Financing Agreement to potentially generate funds at a time when they are in need. Alternatively, the Company can also utilize the Yorkville Equity Facility Financing Agreement for opportunistic share sales.

As of March 31, 2024, the Company had cash of $0.2 million and a working capital deficit of $8.7 million, compared to cash of $2.3 million and working capital of $0.2 million on June 30, 2023.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $1.1 million until June 30, 2024, inclusive of any repayments of principal and interest due on the Yorkville Convertible Debentures and April 2024 Notes. In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures through June 30, 2024 are expected to be approximately $365,000 per month where approximately $320,000 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. Approximately $45,000 per month is planned for expenditures relating to the advancement of the Elk Creek Project by ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it does not have sufficient cash on hand to continue to fund basic operations for the next twelve months, and additional funds totaling $14.5 million to $15.0 million are likely to be necessary to continue advancing the Elk Creek Project in the areas of financing, permitting, and detailed engineering. While the Yorkville Equity Facility Financing Agreement and the April 2024 Purchase Agreement may provide the Company with access to additional capital, the Company may require additional capital to meet its cash needs. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $13,000 until June 30, 2024. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2024, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

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

Except for the proceeds from the April 2024 Private Placement and potential funding under the Yorkville Equity Facility Financing Agreement, discussed above, and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The Yorkville Convertible Debt Financing Agreement and the April 2024 Purchase Agreement also contain certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the issuance of the securities pursuant to the Yorkville Convertible Debt Financing Agreement or the April 2024 Purchase Agreement to repay related party debt or to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, at-the-market agreement, or other continuous offering of Common Shares, other than with Yorkville, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement, the Yorkville Convertible Debt Financing Agreement, and the April 2024 Purchase Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Based on the conditions described within, management has concluded, as supported by the notes that accompany our financial statements for the year ended June 30, 2023, that substantial doubt exists as to our ability to continue in business. The financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. We are a development stage issuer and we have incurred losses since our inception. We may not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. Recent worldwide events have created general global economic uncertainty as well as uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions. During fiscal year 2023 and continuing into fiscal year 2024, these events continued to create uncertainty with respect to overall Elk Creek Project funding and timelines. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the nine months ended March 31, 2024, the Company’s operating activities consumed $5.6 million of cash (2023: $11.5 million). The cash used in operating activities for the nine months ended March 31, 2024, reflects the Company’s funding of losses of $11.0 million, share-based compensation expense, and Convertible Debenture accretion, partially offset by a reduction in the Earnout Shares liability and other non-cash transactions. Overall, operational outflows during the nine months ended March 31, 2024, decreased from the corresponding period of 2023 due to costs and expenditures incurred in connection with the Transaction. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $3.5 million during the nine months ended March 31, 2024 (2023: $13.6 million), with 2024 inflows reflecting the gross receipts of $1.0 million from the September 2023 Private Placement, $1.3 million from the December 2023 Private Placement, and $1.4 million from Common Share issuances under the Yorkville Equity Facility Financing Agreement.

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

Certain U.S. Federal Income Tax Considerations

If NioCorp (or a subsidiary) is a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of Common Shares or other NioCorp securities (as determined under applicable U.S. federal income tax law), then certain significant adverse tax consequences could apply to such U.S. holder, including requirements to treat any gain realized upon a disposition of Common Shares (or other securities) as ordinary income, to include certain “excess distributions” on Common Shares in income, and to pay an interest charge on a portion of any such gain or distribution. NioCorp believes that it was classified as a PFIC during the taxable years ended June 30, 2023 and 2022, and, based on the current composition of its income and assets, as well as current business plans and financial expectations, that it may be classified as a PFIC for its current taxable year or in future taxable years. No opinion of legal counsel or ruling from the Internal Revenue Service (the “IRS”) concerning the PFIC status of NioCorp or any subsidiary has been obtained or is currently planned to be requested. The determination of whether any corporation was, or will be, a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether any corporation will be a PFIC for any taxable year depends on the assets and income of such corporation over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Quarterly Report on Form 10-Q. In addition, even if NioCorp concluded that it or any subsidiary was not classified as a PFIC, the IRS could challenge such determination and a court could sustain the challenge. Accordingly, there can be no assurance that NioCorp or any subsidiary will not be classified as a PFIC for any taxable year. Each holder of Common Shares or other NioCorp securities should consult its own tax advisors regarding the PFIC status of NioCorp and each subsidiary thereof and the resulting tax consequences to the holder, as well as any potential to mitigate such tax consequences through a “QEF” or “mark-to-market” election. See the “Risk Factors” section of NioCorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, Options, Warrants, and convertible debt as of May 2, 2024, is set out below, on a fully diluted basis.

Common Shares Outstanding (Fully Diluted)
Common Shares	36,483,550
Vested shares of ECRC Class B common stock(1)	4,322,116
Stock options(2)	2,495,500
Warrants(3)	19,051,384
Convertible debt(4)	3,737,518

(1)	Each exchangeable into one Common Share at any time, and from time to time, until March 17, 2033.

(2)	Each exercisable into one Common Share.

(3)	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares, and 3,384,758 Warrants that are each exercisable into one Common Share.

(4)	Represents Common Shares issuable on conversion of Convertible Debentures and the April 2024 Notes with an aggregate outstanding principal and accrued interest amount of $9.28 million as of May 2, 2024, assuming a market price per Common Share of $2.06 on that date.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financing Reporting Existing as of March 31, 2024

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 continued to exist as of March 31, 2024. Specifically, management concluded that the following material weaknesses exist as of March 31, 2024:

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

As previously disclosed, these material weaknesses were initially identified at various points during the fiscal year ended June 30, 2023, in connection with the Company’s normal quarterly close and review procedures, and certain of these material weaknesses resulted in errors that required the restatement of Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021, as well as the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended September 30, 2021, December 31, 2021, March 31, 2022, September 30, 2022 and December 31, 2022. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

Remediation Plan for the Material Weaknesses

To address our material weaknesses existing as of March 31, 2024, we have implemented a detailed plan to address each individual material weakness identified, as well as the overall monitoring process, including the following:

●	In order to remediate the material weaknesses relating to the Company’s control environment and risk assessment process, the following control procedures are in the process of being implemented:

○	In consultation with our third-party advisors, we have developed and are in the process of implementing a technical accounting policy that provides for separation of the analysis and review of identified accounting issues from the detailed review steps to be performed by the Corporate Controller, which is being tested and evaluated for effectiveness. Initially, this policy includes transactions related to warrants, convertible debt, debt modifications, and earnout share liabilities. This policy will be maintained to ensure that additional non-routine transactions identified in our normal course of business (as discussed below), are included in the review process.

○	We have developed and are in the process of implementing a non-routine transactions policy to ensure the timely identification, analysis, and monitoring of the potential non-routine transactions, which is being tested and evaluated for effectiveness. Further, the policy provides for third-party assistance, as needed, in the review of U.S. GAAP issues related to the proposed transaction.

●	In order to remediate the material weakness relating to the Company’s controls activities, we have tested and are in the process of implementing the technical accounting policy discussed above to ensure the completeness and accuracy of identifying and adequately assessing the assumptions utilized in the valuation analysis of complex financial instruments, which is being tested and evaluated for effectiveness. In addition, we have engaged third-party consultants with the relevant background and expertise to perform the appropriate complex valuation analyses under the control and oversight of Company personnel.

●	In order to remediate the material weakness relating to the Company’s controls over monitoring activities, we have developed and are in the process of implementing enhanced controls over our financial statement close and reporting process, which are being tested and evaluated for effectiveness, and designing and implementing additional closing steps to review, manage, and monitor our progress towards the remediation of internal control deficiencies and material weaknesses, including periodic reporting of progress to the Audit Committee.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued and sold the following Common Shares in reliance on exemptions from the registration requirements of the Securities Act:

Date	Gross Proceeds (000s)	Shares Issued	Price/Share
January 2, 2024 (1)	$511.5	176,790	$2.8933
January 10, 2024 (1)	506.0	185,957	2.7212
January 30, 2024 (1)	763.7	276,712	2.7599
February 7, 2024 (1)	504.7	184,208	2.7396
February 15, 2024 (1)	504.1	186,562	2.7021
February 28, 2024 (2)	170.4	75,000	2.2714
March 1, 2024 (1)	756.7	350,541	2.1586
March 7, 2024(2)	210.1	82,500	2.5472
March 14, 2024(2)	226.4	85,000	2.6638
March 14, 2024(1)	754.5	314,184	2.4013

(1)	Issued in reliance on Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Convertible Debentures and based upon representations and warranties of Yorkville in connection therewith.
(2)	Issued in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of an advance under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2024, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
3.3(2)	Amendment to Articles, effective March 17, 2023
4.1(3)	Securities Purchase Agreement, dated as of April 11, 2024, by and between NioCorp Developments Ltd. and each of YA II PN, Ltd. and Lind Global Fund II LP

4.2(3)	Global Guaranty Agreement, dated as of April 11, 2024, by Elk Creek Resources Corporation and 0896800 B.C. Ltd.
4.3(3)	Registration Rights Agreement, dated as of April 11, 2024, by and between NioCorp Developments Ltd. and each of YA II PN, Ltd. and Lind Global Fund II LP
10.1(4)#	NioCorp Developments Ltd. Long-Term Incentive Plan, as amended
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(5)	Inline XBRL Instance Document
101.SCH(5)	Inline XBRL Taxonomy Extension- Schema
101.CAL(5)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(5)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(5)	Inline XBRL Taxonomy Extension – Labels
101.PRE(5)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement, or agreement.
(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on March 17, 2023, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on April 12, 2024, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on January 22, 2024, and incorporated herein by reference.
(5)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended March 31, 2024 and 2023, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2024 and 2023, (iv) the Interim Condensed Consolidated Statements of Shareholders’ (Deficit) Equity and Redeemable Noncontrolling Interest for the Three and Nine Months ended March 31, 2024 and 2023 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: May 2, 2024

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 2, 2024