Form 10-K
period 2024-06-30
NIOCORP DEVELOPMENTS LTD
filed 2024-09-23
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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

At December 31, 2023, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $100.6 million based on the closing sale price as reported on the Nasdaq Stock Market. There were 38,660,244 common shares outstanding on September 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

TABLE OF CONTENTS

Select Mining Definitions

carbonatite	A type of intrusive or extrusive igneous rock defined by mineralogic composition consisting of greater than 50% carbonate minerals.
cut-off grade	The grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing “prospects of economic extraction,” the cut-off grade is the grade that distinguishes material deemed to have no economic value (it will not be mined in underground mining or if mined in surface mining, its destination will be the waste dump) from material deemed to have economic value (its ultimate destination during mining will be a processing facility). Other terms used in similar fashion as cut-off grade include net smelter return, pay limit, and break-even stripping ratio.
deposit	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical, and economic factors are resolved.
development stage issuer	An issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property
development stage property	A property that has mineral reserves disclosed, pursuant to Regulation S-K 1300, but no material extraction
diamond drilling	A type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis
dysprosium or Dy	The element dysprosium (atomic number 66), a rare-earth element in the lanthanide series.
dysprosium oxide	The chemical compound composed of dysprosium and oxygen with the formula Dy2O3
economically viable	When used in the context of mineral reserve determination, means that the qualified person has determined, using a discounted cash flow analysis, or has otherwise analytically determined, that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions
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

i

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

1 mile = 1.6093 kilometers

1 acre = 0.4047 hectares

2,204.62 pounds = 1 metric tonne = 1 tonne

2000 pounds (1 short ton) = 0.9072 tonnes

Mineral Reserves and Resources

Information concerning our mining property in this Annual Report on Form 10-K has been prepared in accordance with the requirements of S-K 1300, which first became applicable to us for the fiscal year ended June 30, 2022. All mineral resource and mineral reserve estimates included in this Annual Report on Form 10-K have been prepared in accordance with S-K 1300. Previously, we prepared our estimates of mineral resources and mineral reserves following only National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining and Metallurgy (“CIM”) “Definition Standards – For Mineral Resources and Mineral Reserves, May 10, 2014.” The CIM-compliant NI 43-101 technical report (the “NI 43-101 Elk Creek Technical Report”) for the Company’s niobium, scandium, and titanium project (the “Elk Creek Project”) and S-K 1300 Elk Creek Technical Report Summary, filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and incorporated by reference into this Annual Report on Form 10-K, are based on a feasibility study prepared by qualified persons (the “2022 Elk Creek Feasibility Study”) and are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences. In addition, S-K 1300 requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year. You are cautioned that mineral resources are subject to further exploration and development and are subject to additional risks and no assurance can be given that they will eventually convert to future reserves. Inferred resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the inferred resource exists or is economically or legally mineable. See Item 1A., Risk Factors.

v

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

	Fiscal Year Ended June 30,
	2024	2023
Canadian Dollars to U.S. Dollars
Rate at end of period	0.7306	0.7553
Average rate for period	0.7380	0.7467
High for period	0.7617	0.7841
Low for period	0.7207	0.7217

Risk Factors Summary

Investing in our Common Shares (as defined herein) involves numerous risks and uncertainties, as more fully described below. You should read these risks before you invest in our Common Shares. In particular, risks associated with our business include, but are not limited to, the following:

Risks Related to Our Business

●	Our ability to operate as a going concern is in doubt.

●	We will require significant additional capital to fund our business plan.

●	We have a limited operating history on which to base an evaluation of our business and prospects.

●	We have a history of losses and expect to continue to incur losses in the future.

●	The Company may not realize all or any of the anticipated benefits expected as a result of the 2023 Transactions (as defined herein).

●	We may not recognize the full value of the Yorkville Equity Facility Financing Agreement (as defined herein) and may not receive any proceeds from the exercise of the NioCorp Assumed Warrants (as defined herein), the April 2024 Warrants (as defined herein) and our other outstanding Common Share purchase warrants (“Warrants”), and the potential adverse effect on the prevailing market prices for our Common Shares as a result of sales, or the perception of future sales, of Common Shares could adversely affect our ability to raise additional capital.

●	The Company has identified material weaknesses in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of the Common Shares.

Risks Related to Mining and Development

●	We face numerous uncertainties in estimating our mineral reserves and resources and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

●	The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

●	We have no history of producing commercial products from our current mining properties and there can be no assurance that we will successfully establish mining operations or profitably produce minerals.

●	Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

●	Our properties and operations may be subject to litigation or other claims.

●	We do not currently insure against all the risks and hazards of mineral exploration, development, and mining operations.

Risks Related to Government Regulation

●	We may not be able to obtain or renew all required permits and licenses to place any of our properties into production.

●	We are subject to significant governmental regulations that affect our operations and costs of conducting our business.

●	Land reclamation requirements for our properties may be burdensome and expensive.

Risks Related to Our Debt

●	The level of our indebtedness from time to time could impair our ability to obtain additional financing.

●	We may not have the ability to service our debt, including, without limitation, to pay the installments on the April 2024 Notes (as defined herein).

Risks Related to the Common Shares

●	Future sales, or the perception of future sales, of Common Shares by existing shareholders or by us, or future dilutive issuances of Common Shares by us, could adversely affect prevailing market prices for the Common Shares and cause investors to suffer dilution in their net book value per Common Share.

●	We are subject to the continued listing criteria of the Nasdaq Stock Market LLC (“Nasdaq”) and our failure to satisfy these criteria may result in delisting of the Common Shares.

PART I

ITEM 1.	BUSINESS

Introduction

NioCorp Developments Ltd. (“NioCorp,” “we,” “us,” “our,” or the “Company”) was incorporated under the laws of the Province of British Columbia under the Business Corporations Act (British Columbia) on February 27, 1987, under the name “IPC International Prospector Corp.” On May 22, 1991, we changed our name to “Kingston Resources Ltd.” On June 29, 2001, we changed our name to “Butler Developments Corp.” On February 12, 2009, we changed our name to “Butler Resource Corp.” On March 4, 2010, we changed our name to “Quantum Rare Earth Developments Corp.” On March 4, 2013, we changed our name to “NioCorp Developments Ltd.”

NioCorp is an SEC (as defined herein) reporting company, and we are also a Canadian reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and New Brunswick. Our registered and records office is located at 1133 Melville Street, Suite 3500, Vancouver, British Columbia V6E 4E5 (ATTN: Blake, Cassels & Graydon LLP). Our principal executive office is located at 7000 South Yosemite Street, Suite 115, Centennial, Colorado 80112.

Historical Development of the Business

The acquisition of the carbonatite property located in Southeast Nebraska, USA (the “Elk Creek Property”) was closed in December 2010 and involved the purchase by NioCorp of all of the issued and outstanding common shares of a private British Columbia company, which in turn held 100% of the issued and outstanding shares of Elk Creek Resources Corp., a Nebraska corporation (“Old ECRC”).

The Company commenced a field exploration program in 2011, which included verification of previous work that was completed on the Elk Creek Property in the 1970s and 1980s, re-assaying of historic drill core, an airborne geophysical survey and the completion of five new diamond drillholes. The available data for the Elk Creek Property was compiled into an updated NI 43-101 resource estimate for the Elk Creek Project, which was issued in April 2012. Additional drilling and NI 43-101 technical reports, including resource updates and preliminary economic assessments, were completed and issued by the Company in 2014 and 2015.

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

During fiscal year 2019, we received a new mine design based on detailed underground engineering conducted by The Nordmin Group of Companies (“Nordmin”) along with an updated mineral resource and mineral reserve. On April 16, 2019, we announced the results of the updated underground mine design and supporting infrastructure, the results of an update to the Elk Creek Project, and the filing of an NI 43-101 technical report for the Elk Creek Project based on the new mine design. During fiscal year 2020, the Company focused efforts on advancing detailed engineering of the surface and underground facilities and negotiating the follow-on contracts associated with the planned construction of the surface and underground features of the project, as well as obtaining a State of Nebraska permit which describes all the prospective air emissions from the facility (the “Air Permit”). The Air Permit required the completion of an air quality model that demonstrates compliance with the U.S. National Ambient Air Quality Standards limits on atmospheric concentration of six pollutants that cause smog, acid rain, and other health hazards, as established by the EPA (“NAAQS”). The final Air Permit was issued by the State of Nebraska on June 2, 2020, for the Elk Creek Project.

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

During fiscal year 2022, we also advanced our efforts to optimize our process design to contemplate the recovery and production of REEs, including completion of bench and pilot scale testing on elements of the current metallurgical flowsheet. This work illustrated that NioCorp could recover and produce high purity, fully separated magnetic rare earth oxide products, specifically neodymium-praseodymium oxide, dysprosium oxide, and terbium oxide in addition to the niobium, scandium, and titanium products already planned for production by the Company, once project financing is secured and additional work has been completed on the technical and economic feasibility of potentially adding REEs to the Elk Creek Project’s existing planned product suite. Following the success of this testing, the Company advanced the construction of a demonstration-scale processing plant located in Trois-Rivieres, Quebec built by the Company and L3 Process Development (“L3”) and operated by L3 (the “Demonstration Plant”).

During fiscal year 2023, we completed the 2023 Transactions and construction and operated the Demonstration Plant. The Demonstration Plant results showed higher recoveries for our primary niobium product, higher recoveries and a higher value titanium product in the form of titanium tetrachloride, and a high recovery rate for the three planned rare earth oxides of consequence: neodymium/praseodymium oxide, dysprosium oxide and terbium oxide. In addition, we completed initial site preparation work at the Elk Creek Project, which consisted of tree and brush clearing. A geotechnical investigation at the Elk Creek Project site was also completed, which involved excavated test pits, geotechnical borings and the installation of shallow groundwater piezometers. The geotechnical program generated valuable data for the firms that are working on the detailed design of the facilities and infrastructure associated with the Elk Creek Project.

During February 2024, we completed operations at the Demonstration Plant. In addition to establishing, at demonstration-scale, metallurgical recoveries for potential rare earth products from an improved flowsheet, the Demonstration Plant also established improved recoveries and higher purities for the Company’s planned niobium and titanium products. In addition, the Company retained a mine engineering consultant in February 2024 to evaluate, at a scoping level, the costs and benefits of electrifying the mine and accessing it via ramps instead of vertical shafts along with using Railveyor technology in one of the ramps to move ore and waste rock to surface. The evaluation did not include the detailed examination of geotechnical or hydrogeologic issues. The findings of the evaluation indicated a potential savings in upfront capital cost, a shorter schedule to get the mine to full production, and potential operating cost savings. The Company plans a more detailed evaluation of this option for the design of the underground mine as part of a future technical report for the Elk Creek Project. Information regarding the Elk Creek Project is discussed below under Item 2., “Properties.”

The 2023 Transactions

On March 17, 2023 (the “Closing Date”), the Company closed a series of transactions (the “GXII Transaction”) pursuant to the Business Combination Agreement, dated as of September 25, 2022 (the “Business Combination Agreement”), by and among the Company, GX Acquisition Corp. II, a Delaware corporation (“GXII”), and Big Red Merger Sub Ltd., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Business Combination Agreement, the GXII Transaction was accounted for as an equity raise transaction in accordance with U.S. GAAP. At the closing of the GXII Transaction (the “Closing”), the following transactions occurred:

●	As a result of a series of transactions, including, without limitation, the mergers of Merger Sub and Old ECRC with and into GXII, with GXII surviving such mergers, GXII became an indirect, majority-owned subsidiary of NioCorp and changed its name to “Elk Creek Resources Corp”, which we refer to as “ECRC”.
●	As the parent company of the merged entity, NioCorp issued 1,753,821 post-Reverse Stock Split (as defined below) common shares of the Company (the “Common Shares”) in exchange for all of the Class A shares of GXII issued and outstanding immediately prior to the Closing, including 83,770 Common Shares issued to BTIG, LLC in exchange for Class A shares of GXII that it received as partial payment for advisory services.

●	All of the Class B shares of GXII issued and outstanding immediately prior to the Closing (after giving effect to the surrender of certain Class B shares of GXII in accordance with the Sponsor Support Agreement, dated September 25, 2022 (the “Sponsor Support Agreement”), among GX Sponsor II LLC (the “Sponsor”), GXII, the Company, and the other persons party thereto, were converted into 7,957,404 shares of Class B common stock of GXII (now known as ECRC) as the surviving entity of the mergers that occurred on the Closing Date as part of the GXII Transaction. Pursuant to the Business Combination Agreement, the Sponsor Support Agreement and the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, after the Closing, the shares of Class B common stock of ECRC are exchangeable into Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. Of the issued and outstanding shares of Class B common stock of ECRC, 4,565,808 shares (the “Vested Shares”) were vested as of the Closing Date and are exchangeable at any time, and from time to time, until the tenth anniversary of the Closing Date (the “Ten-Year Anniversary”) and 3,391,596 shares (the “Earnout Shares”) are exchangeable until the Ten-Year Anniversary, subject to certain vesting conditions. See Note 10 to the consolidated financial statements included in Part II, Item 8 hereof for additional information regarding the Class B common stock of ECRC.
●	NioCorp assumed GXII’s obligations under the agreement governing the GXII share purchase warrants (the “GXII Warrants”) and issued an aggregate of 15,666,626 warrants (the “NioCorp Assumed Warrants”) to purchase up to an aggregate of 17,519,864 Common Shares. The NioCorp Assumed Warrants issued at the Closing consisted of (a) 9,999,959 public NioCorp Assumed Warrants (the “Public Warrants”) that were issued in respect of the GXII Warrants that were publicly traded prior to the Closing and (b) 5,666,667 NioCorp Assumed Warrants (the “Private Warrants”) that were issued to the Sponsor in respect of the GXII Warrants that it held prior to the Closing, which NioCorp Assumed Warrants were subsequently distributed by the Sponsor to its members in connection with the Closing. See Note 11b to the consolidated financial statements included in Part II, Item 8 hereof for additional information regarding the NioCorp Assumed Warrants.

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

As part of the GXII Transaction, on January 26, 2023, the Company entered into definitive agreements with respect to two separate financing packages with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), including:

●	A Securities Purchase Agreement, dated January 26, 2023 (as amended, the “Yorkville Convertible Debt Financing Agreement”), between the Company and Yorkville, under which the Company issued to Yorkville unsecured convertible debentures in the original aggregate principal amount of $16.0 million (the “Convertible Debentures”) and Common Share purchase warrants, exercisable for up to 1,789,267 Common Shares for cash or, if at any time there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying Common Shares, on a cashless basis, at the option of the holder, at a price per Common Share of approximately $8.9422, subject to adjustment to give effect to any stock dividend, stock split, reverse stock split or similar transaction (the “Financing Warrants”), on the Closing Date, for gross proceeds of $15.36 million (the “Yorkville Convertible Debt Facility Financing”); and

●	A Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and Yorkville, under which Yorkville agreed to purchase up to $65.0 million of Common Shares over a three-year period, at NioCorp’s direction and subject to certain restrictions (the “Yorkville Equity Facility Financing”).

These financing packages are further discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities.”

The transactions contemplated by the Business Combination Agreement, including the GXII Transaction, the Yorkville Convertible Debt Facility Financing, the Yorkville Equity Facility Financing, and the Reverse Stock Split are referred to, collectively, as the “2023 Transactions.”

The number of Common Shares issued and outstanding immediately following the consummation of the 2023 Transactions were as follows:

	Common Shares	Percentage
Legacy NioCorp Shareholders	28,246,621	93.90%
Former GXII Class A Shareholders(1)	1,753,821	5.83%
Other(2)	81,213	0.27%
Total Common Shares Outstanding Upon Completion of 2023 Transactions	30,081,655	100%

(1)	Includes 83,770 Common Shares issued to BTIG, LLC in exchange for Class A shares of GXII that it received as partial payment for advisory services.
(2)	Represents Commitment Shares (as defined below) issued under the Yorkville Equity Facility Financing Agreement.

After consideration of GXII expenses incurred in connection with the 2023 Transactions, the Company acquired net cash of approximately $2.2 million and assumed net liabilities of approximately $0.4 million. We also assumed Private Warrant liabilities and the Earnout Shares liability, which were initially recorded at their non-cash fair market value of approximately $3.0 million and approximately $13.2 million, respectively. The Company incurred expenses related to the 2023 Transactions of approximately $6.8 million, all of which were recorded as other operating expenses.

In addition, in connection with the 2023 Transactions, the Common Shares and the NioCorp Assumed Warrants were listed for trading on Nasdaq. The Common Shares and the NioCorp Assumed Warrants began trading on the Nasdaq Global Market and the Nasdaq Capital Market, respectively, on March 21, 2023, under the symbols “NB” and “NIOBW,” respectively. The Common Shares continued to trade on the Toronto Stock Exchange (the “TSX”) under the symbol “NB,” and began trading on the Nasdaq on a post-Reverse Stock Split basis on March 21, 2023. The Common Shares ceased being quoted on the U.S. over the counter markets in connection with the commencement of trading on the Nasdaq Global Market, and the Company voluntarily delisted from the TSX effective as of close of markets on May 3, 2024.

Corporate Structure

The Company’s business operations are conducted primarily through ECRC (as defined below). The table below provides an overview of the Company’s current subsidiaries and their activities.

Name	State/Province of Formation	Ownership	Business
0896800 B.C. Ltd. (“0896800”)	British Columbia	100%	The only business of 0896800 is to hold the shares of Class A common stock of ECRC
Elk Creek Resources Corp. (“ECRC”)	Delaware	79.7%(1)	The business of ECRC is the development of the Elk Creek Project
NioCorp Technologies Limited	United Kingdom	100%	The business of NioCorp Technologies Limited is the research and development of aluminum-scandium alloys and other business opportunities

(1)	Represents 100% of Class A common stock owned by 0896800, and 4,282,116 Vested Shares and 3,391,596 Earnout Shares (each as defined below) held by third parties, and outstanding as of June 30, 2024.

Recent Corporate Events

In May 2023, we announced an aluminum-scandium (“Al-Sc”) master alloy initiative (the “Al-Sc master alloy initiative”), in partnership with Boston-based Nanoscale Powders LLC (“Nanoscale”). Al-Sc master alloy, which generally contains 2% by weight scandium, is used to introduce scandium into aluminum for the purpose of producing various Al-Sc alloys, which generally contain a fraction of a percent scandium by weight. These alloys help to reduce weight, increase strength and corrosion resistance, and make the material weldable in automotive and mass transit, aerospace, defense, space, and other systems. Two of the three planned 1-kilogram ingots were manufactured at a contract metallurgical facility operated by Creative Engineers in the quarter ended December 31, 2023. The third ingot was manufactured in the quarter ended March 31, 2024. These trials were successful in producing an Al-Sc master alloy. The technology is sensitive to the purity of the starting materials and requires isolation from oxygen and moisture while manufacturing is conducted. The Company is also evaluating other pathways for the manufacture of Al-Sc master alloy.

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

On January 30, 2024, we announced that the Company entered into an agreement with London-based Brunel University London, a leading research university focused on the application of cast aluminum alloys globally, The Company is sponsoring a PhD student who is evaluating the properties of a number of common aluminum alloys with Sc added and is participating in a consortium focused on lightweighting vehicles using recycled aluminum by using scandium.

As previously disclosed, on March 6, 2023, the Company announced the receipt of a Letter of Interest from the Export-Import Bank of the United States (“EXIM”) for potential debt financing, with an initial indication of interest of up to $800 million, through EXIM’s “Make More In America” initiative to fund a portion of the project costs of the Elk Creek Project (the “EXIM Financing”).

NioCorp submitted a formal application to EXIM for a loan under EXIM’s “Make More in America” initiative on June 6, 2023. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee on October 2, 2023. EXIM deployed additional resources to the processing of the Company’s application during the quarter ended December 31, 2023, and has retained financial and legal consultants to support EXIM’s due diligence on the Elk Creek Project. On April 15, 2024, the Company received a Preliminary Project Letter (the “PPL”) from EXIM. The PPL is a summary of EXIM’s initial due diligence findings and also includes a preliminary Indicative Term Sheet. The PPL identified additional project activities to be undertaken by the Company in conjunction with the EXIM evaluation process. These include an updated mine plan and updated Elk Creek Project capital costs on a final or close-to-final basis reflecting updated process flows.

Management is working with EXIM to continue to advance the project through the next stages of EXIM’s due diligence and loan application process. We are currently unable to estimate how long the application process, including the additional project activities identified in the PPL, may take, and there can be no assurances that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

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

Operations were completed at the Demonstration Plant in February 2024. In addition to establishing, at demonstration-scale, metallurgical recoveries for potential rare earth products from an improved flowsheet, the

Demonstration Plant also established improved recoveries and higher purities for the Company’s planned niobium and titanium products. The results from the Demonstration Plant are expected to be utilized in a future update to the Company’s technical report for the Elk Creek Project, as well as to advance offtake discussions with potential customers.

The Company retained a mine engineering consultant in February 2024 to evaluate, at a scoping level, the costs and benefits of electrifying the mine and accessing it via ramps instead of vertical shafts along with using Railveyor technology in one of the ramps to move ore and waste rock to surface. The evaluation did not include the detailed examination of geotechnical or hydrogeologic issues. The findings of the evaluation indicated a potential savings in upfront capital cost, a shorter schedule to get the mine to full production, and potential operating cost savings. These findings are preliminary but encouraging, and the Company plans a more detailed evaluation of this option for the design of the underground mine as part of a future technical report for the Elk Creek Project.

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

The following table sets forth commodity prices for the last five calendar years for the ferroniobium, scandium trioxide and titanium dioxide products the Company anticipates extracting from its Elk Creek Project. These pricing surveys may not be representative of the pricing that the Company anticipates achieving for its products if commercial production begins from its Elk Creek Project.

Year	Ferroniobium U.S. Price ($/kg-Nb)(1)	Sc2O3 U.S. Price ($/kg)(2)	TiO2 U.S. Price ($/kg)(3)
2023	$51	$-(4)	$1.49
2022	46	2,100	1.47
2021	44	2,200	1.30
2020	37	3,800	1.17
2019	39	3,900	1.11

(1)	Source: Argus Metal Prices, average annual ending price, 2023. Ferroniobium 65% niobium content, FOB U.S. warehouse.

(2)	Source: United States Geological Service (“USGS”) Mineral Commodity Summary, 214. Sc2O3, 99.99% purity, 5-kilogram (“kg”) lot size.

(3)	Source: USGS Mineral Commodity Summary, 2024. Rutile mineral concentrate, bulk, minimum 95% TiO2, f.o.b. Australia.

(4)	Pricing information was not provided by the USGS for 2023.

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

Human Capital

The Company’s ability to continue to progress the Elk Creek Project will depend on its ability to attract and retain individuals with (among other skills) financial, administrative, engineering, geological and mining skills, and knowledge of our industry and targeted markets. Much of the necessary specialized skills and knowledge required by the Company as a mineral exploration company are available from the Company’s current management team and Board of Directors (the “Board”). The Company retains outside consultants if additional specialized skills and knowledge are required.

As of June 30, 2024, we had seven full-time employees as well as one contract employee. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management.

Our compensation programs are designed to align compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances competitive wages and benefits and incentive earnings for both short-term and long-term performance.

Our priority to maintain a culture of ethical performance as a core value is reflected in the Company’s Code of Business Conduct and Ethics (the “Code of Conduct”) and other related policies. Oversight is provided by the Company’s Board and, for specific areas of performance, by committees of the Board. Employees are required to review the Code of Conduct on a periodic basis. Our compensation programs also include consideration of ethical performance in determining incentive awards.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Board, and may include statements regarding the anticipated benefits of the 2023 Transactions, including NioCorp’s ability to access the full amount of the expected net proceeds of the Yorkville Equity Facility Financing Agreement;

NioCorp’s ability to receive a final commitment of financing from EXIM; anticipated benefits of the listing of the Common Shares on Nasdaq; the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, and titanium and the potential to produce rare earth elements at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; the outcome of current recovery process improvement testing and the evaluation of the benefits and costs of electrifying the mine using Railveyor technology, and NioCorp’s expectation that such process and design improvements could lead to greater efficiencies and cost savings in the Elk Creek Project; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; NioCorp’s updating its technical report for the Elk Creek Project; statements with respect to the estimation of mineral resources and mineral reserves; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements reflect material expectations and assumptions, including, without limitation, expectations and assumptions relating to: NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms or at all; NioCorp’s ability to service its existing debt and meet the payment obligations thereunder; the future price of metals; the stability of the financial and capital markets; and current estimates and assumptions regarding the 2023 Transactions and their benefits. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s ability to operate as a going concern; NioCorp’s requirement of significant additional capital; NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms or at all; NioCorp’s ability to receive a final commitment of financing from EXIM on an acceptable timeline, on acceptable terms, or at all ; NioCorp’s ability to recognize the anticipated benefits of the 2023 Transactions, including NioCorp’s ability to access the full amount of the expected net proceeds under the Yorkville Equity Facility Financing Agreement over the next 18 months; NioCorp’s ability to continue to meet Nasdaq listing standards; risks relating to the Common Shares, including price volatility, lack of dividend payments and dilution or the perception of the likelihood of any of the foregoing; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness or the Yorkville Equity Facility Financing Agreement may impair NioCorp’s ability to obtain additional financing; covenants contained in agreements with NioCorp’s secured creditors that may affect its assets; NioCorp’s limited operating history; NioCorp’s history of losses; the material weaknesses in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weaknesses and the timing of remediation; the possibility that NioCorp may qualify as a PFIC under the Code; the potential that the 2023 Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products; current and future offtake agreements, joint ventures, and partnerships; NioCorp’s ability to attract qualified management; estimates of mineral resources and reserves; mineral exploration and production activities; feasibility study results; the results of metallurgical testing; the results of technological research; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining industry; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, or development activities; management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities of grades of reserves and resources; claims on the title to NioCorp’s properties; potential future litigation; and NioCorp’s lack of insurance covering all of NioCorp’s operations.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under Item 1A., Risk Factors below.

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

The notes that accompany our consolidated financial statements for the year ended June 30, 2024, disclose that substantial doubt exists as to our ability to continue as a going concern. The consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are a development stage issuer and we have incurred losses since our inception.

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

As of June 30, 2024, the Company had cash of $2.0 million and working capital deficit of $9.0 million, compared to cash of $2.3 million and working capital of $0.2 million on June 30, 2023.

As of June 30, 2024, the Company’s current planned operational needs are approximately $26.0 million through the end of fiscal 2025. From the date of this Annual Report on Form 10-K, the Company anticipates that it does not have sufficient cash to continue to fund basic operations for the next twelve months. This includes general overhead costs, satisfying outstanding accounts payable, and repayment of our short-term debt obligations. This also includes anticipated financing costs associated with the Elk Creek Project, including an updated mine plan in connection with the EXIM application process. The scope of these financing costs remains under discussion with EXIM. Access to additional funds will be utilized to fund basic operations as well as to further advance the Elk Creek Project through substantive near-term milestones.

Except for funding under a $2.0 million non-revolving credit facility pursuant to the Smith Loan Agreement (as defined herein), and the potential for additional funding under the Yorkville Equity Facility Financing, each of which are discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities,” and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. In addition, pursuant to the Exchange Agreement, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The April 2024 Purchase Agreement (as defined herein) also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the sale of the April 2024 Notes and the exercise of April 2024 Warrants to repay related party debt or to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, ATM agreement, or other continuous offering of Common Shares, other than with Yorkville, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement and the April 2024 Purchase Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets.

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

In addition, the potential EXIM Financing is subject to, among other matters, the satisfactory completion of due diligence, including the additional project activities identified in the PPL, the negotiation and settlement of final terms, and the negotiation of definitive documentation. There can be no assurance that the EXIM Financing will be completed on the terms described herein or at all.

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

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred the following net losses attributable to the Company during each of the following periods:

●	$11.4 million for the year ended June 30, 2024; and

●	$40.1 million for the year ended June 30, 2023.

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

The Company may not realize all or any of the anticipated benefits expected as a result of the 2023 Transactions.

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

We may not recognize the full value of the Yorkville Equity Facility Financing Agreement and may not receive any proceeds from the exercise of the NioCorp Assumed Warrants, the April 2024 Warrants and our other outstanding Warrants, and the potential adverse effect on the prevailing market prices for our Common Shares as a result of sales, or the perception of future sales, of Common Shares could adversely affect our ability to raise additional capital.

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

In addition, upon exercise, we will receive the cash exercise price of the NioCorp Assumed Warrants, the April 2024 Warrants and our other outstanding Warrants (assuming, with respect to the NioCorp Assumed Warrants and the April 2024 Warrants that they are not exercised on a cashless basis). We believe the likelihood that holders of the NioCorp Assumed Warrants, April 2024 Warrants or other outstanding Warrants will exercise their NioCorp Assumed Warrants, April 2024 Warrants or other outstanding Warrants, and therefore, the amount of cash proceeds that we would receive, is, among other things, dependent upon the market price of our Common Shares. For so long as the market price for our Common Shares is less than the applicable exercise price of the NioCorp Assumed Warrants, April 2024 Warrants, or other outstanding Warrants, we believe such holders will be unlikely to exercise their Financing Warrants, NioCorp Assumed Warrants, April 2024 Warrants or other outstanding Warrants. The potential adverse effect on the prevailing market price of our Common Shares as a result of sales of Common Shares by us or by other security holders, or the perception that such sales may occur, could keep the market price for our Common Shares below the applicable exercise price of the NioCorp Assumed Warrants, April 2024 Warrants or other outstanding Warrants. Accordingly, the holders of the NioCorp Assumed Warrants, April 2024 Warrants or other outstanding Warrants may not exercise their NioCorp Assumed Warrants, April 2024 Warrants or other outstanding Warrants before they expire, and we may not receive any proceeds from the exercise of the NioCorp Assumed Warrants, April 2024 Warrants or other outstanding Warrants.

We incurred significant debt in connection with the April 2024 Purchase Agreement and we require significant additional capital to operate our business. We are obligated to repay or issue Common Shares upon settlement of the full aggregate principal amount of the April 2024 Notes, plus premium, if any, and accrued interest, if any. Such significant additional debt could adversely affect our business, which may prevent us from fulfilling our obligations with respect to our existing debt or obtaining future financing. Further, the April 2024 Purchase Agreement restricts us from pursuing certain variable rate financing transactions, which could impair our ability to obtain additional financing on terms that are favorable, or at all. In addition, if the market price of the Common Shares were to drop as a result of sales, or the perception of future sales, of Common Shares by us or by other security holders, this might impede our ability to raise additional capital. Our inability to obtain additional financing on terms that are favorable, or at all, could have a material adverse effect on our financial condition, results of operations and prospects.

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

Our management has identified deficiencies in the principles associated with the control environment, risk assessment, control activities, and monitoring components of internal control that constitute material weaknesses, either individually or in the aggregate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, the Company’s management has assessed the effectiveness of its internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective as of June 30, 2024.

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

We identified material weaknesses in our internal control over financial reporting that exist as of June 30, 2024. As a result of such material weaknesses and other matters raised or that may in the future be raised by the SEC or the Canadian securities regulators, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

Estimates of mineral reserves and resources necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include, but are not limited to:

●	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience;

●	demand for the minerals that we plan to produce;

●	current and future market prices for minerals and contractual arrangements;

●	current and future operating costs and capital expenditures may exceed estimates, notwithstanding that, under S-K 1300, operating cost and capital expenditure estimates in feasibility studies must have an accuracy level of at least ±15% and a contingency range not exceeding 10%;

●	additional capital expenditure related to the modification of the proposed surface plant related to the potential addition of rare earth elements;

●	severance and excise taxes, royalties and development and reclamation costs;

●	future mining technology improvements;

●	the effects of regulation by governmental agencies;

●	the ability to obtain, maintain and renew all required permits;

●	employee health and safety; and

●	historical production from the area compared with production from other producing areas.

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

The mineral resource and mineral reserve estimates included in the S-K 1300 Elk Creek Technical Report Summary and contained in this Annual Report on Form 10-K have been determined based on assumed future prices, cut-off grades, and operating costs that may prove to be inaccurate. Extended declines in market prices for our products may render portions of our resource/reserve estimates uneconomic and may result in reduced reported resources/reserves or may adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of resources/reserves could have a material adverse effect on our Common Share price and on the value of our properties.

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

There are risks that title to our properties may be challenged or impugned. Our Elk Creek Project is located in Nebraska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. Our current land and/or mineral rights lease agreements between ECRC and individual landowners give us an option to purchase additional property (“OTP”), which, along with the property we already own, will allow us to construct the Elk Creek Project once sufficient project financing is obtained. The rights of the current owners to sell the property subject to these options may be subject to prior unrecorded or unknown claims to title. Further, our current OTP agreements, some of which are important for our planned operations, are of fixed duration and expire between December 2024 and May 2040, and we may incur additional cost and delays in securing renewals of such OTPs. We have investigated our rights to explore and exploit the Elk Creek Project resource/reserve and, to the best of our knowledge, our rights in relation to lands covering the Elk Creek Project resource/reserve are in good standing. However, there may be valid challenges to the title of our properties that, if successful, could impair development and/or operations.

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

We may not have the ability to service our debt, including, without limitation, to pay the installments on the April 2024 Notes.

As of June 30, 2024, we had $7.1 million outstanding under the April 2024 Notes. The payments with respect to the April 2024 Notes are due on the monthly Payment Dates (as defined herein), if the Equity Conditions (as defined herein) are not satisfied, and at maturity. If we are unable to satisfy the Equity Conditions, we will be required to pay all amounts due on any Payment Date in cash. Our ability to pay the principal and interest on the April 2024 Notes, to fund working capital needs, and fund planned capital expenditures depends on our ability to obtain additional financing and to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors, and other factors that are beyond our control. We presently intend to use cash generated by advances under the Yorkville Equity Facility Financing Agreement and the net proceeds from borrowings under the Smith Loan Agreement to meet our payment obligations under the April 2024 Notes, and we may not be able to make advances under the Yorkville Equity Facility Financing Agreement or borrowings under the Smith Loan Agreement in the necessary amounts or at the necessary times. If we are unable to generate sufficient cash through advances under the Yorkville Equity Facility Financing Agreement or borrowings under the Smith Loan Agreement, we cannot assure you that we will maintain sufficient cash reserves, that our business will generate cash flow from operations or that we will have access to additional funds at a level sufficient to permit us to make payments on the April 2024 Notes. Absent a consent, forbearance or a waiver from the holders of the April 2024 Notes, our failure to make the required payments on the April 2024 Notes would trigger an 18% per annum interest rate under the April 2024 Notes on the remaining principal amount outstanding and would permit the holders of the April 2024 Notes to accelerate our obligations under the April 2024 Notes. Such default may also lead to a default under our agreements governing any of our current and future indebtedness.

On September 4, 2024, we entered into the Consents (as defined herein), which, among other things, reduced the amounts due to the April 2024 Purchasers (as defined herein) on September 1, 2024 by an aggregate of $1,176,476 to an aggregate of $335,524, increased the amounts due to the April 2024 Purchasers on December 1, 2024 by an aggregate of $1,176,476, and prospectively waived any term of the April 2024 Notes that would otherwise be triggered upon a failure of the Company to pay to the April 2024 Purchasers the remainder of the amount due on September 1, 2024. Except as modified by the Consents, the terms of the April 2024 Notes as previously disclosed are unchanged.

If we are unable to obtain additional financing and to generate sufficient cash flow from our operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of the indebtedness, seek forbearance or a waiver, obtain additional financing, reduce expenditures, or sell assets that we deem necessary to our business. We cannot assure you that any of these measures would be possible or that additional financing could be obtained on favorable terms, if at all. The inability to service our indebtedness, or to refinance, obtain a forbearance or waiver, obtain additional financing, reduce expenditures, sell assets or obtain additional financing on commercially reasonable terms would have a material adverse effect on our financial condition and our ability to continue as a going concern.

In the event of certain breaches under our agreements with our secured creditors, our assets may be affected.

 We have, in connection with the Smith Loan Agreement, granted security interests to Mark Smith (the “Secured Creditor”) over all of the assets of the Company in consideration of the debt facilities provided by the Secured Creditor. In the event of certain breaches of the terms of the Smith Loan Agreement, the Secured Creditor may be entitled to execute on its security interest and seize or retain our assets, including the shares of 0896800. Certain rights of the Secured Creditor to execute on its security interests are subject to notice and cure provisions in respect of default by us; however, any such exercise could materially damage our value and our ability to retain or progress development of the Elk Creek Project.

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

NioCorp generally will be classified as a PFIC for a taxable year if (a) 75% or more of its gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) at least 50% or more of the value of its assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. NioCorp believes that it was classified as a PFIC for its taxable years ended June 30, 2024 and 2023 and, based on the current composition of its income and assets, as well as current business plans and financial expectations, may be classified as a PFIC for future taxable years. Any conclusion regarding PFIC status is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to change. In addition, even if NioCorp concluded it did not qualify as a PFIC, it is possible that the U.S. Internal Revenue Service (the “IRS”) could assert, and that a court could sustain, a determination that NioCorp is a PFIC. Accordingly, there can be no assurance that NioCorp will not be treated as a PFIC for any taxable year. The PFIC rules are complex and each holder of Common Shares or other securities of NioCorp should consult its own tax advisors regarding these rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of such securities.

The 2023 Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences.

Section 7874 and related sections of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), provide for certain adverse tax consequences when the stock of a U.S. corporation is acquired by a non-U.S. corporation in certain transactions in which former shareholders of the U.S. corporation come to own 60% or more of the stock of the non-U.S. corporation (by vote or value, and applying certain specific counting and ownership rules). These adverse tax consequences include (i) potential additional required gain recognition by the U.S. corporation, (ii) treatment of certain payments to the non-U.S. corporation that reduce gross income as “base erosion payments,” (iii) an excise tax on certain options and stock-based compensation of the U.S. corporation, (iv) disallowance of “qualified dividend” treatment for distributions by the non-U.S. corporation, and (v) if former shareholders of the U.S. corporation come to own 80% or more of the stock of the non-U.S. corporation, treatment of the non-U.S. corporation as a U.S. corporation subject to U.S. federal income tax on its worldwide income (in addition to any tax imposed by non-U.S. jurisdictions). If the 2023 Transactions result in the application of any of these, or any other, adverse tax consequences, NioCorp could incur significant additional tax costs. While NioCorp currently does not believe the 2023 Transactions will cause such adverse tax consequences as a result of Section 7874 and related sections of the Code, this determination is subject to significant legal and factual uncertainty. NioCorp has not sought and will not seek any rulings from the IRS as to the tax treatment of any of the 2023 Transactions. Further, there can be no assurance that your tax advisor, the IRS, or a court, will agree with the position that NioCorp is not subject to these adverse tax consequences.

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

In the past fiscal year, the trading price of our stock on the Nasdaq has ranged from a low of $1.65 to a high of $5.36.

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

We have not paid dividends on the Common Shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends with respect to the Common Shares will depend on our ability to successfully develop one or more properties and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends on Common Shares will depend upon our earnings, our then-existing financial requirements, and other factors, and will be at the discretion of our Board.

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

The Articles of NioCorp, as amended in connection with the 2023 Transactions, permit us to issue an unlimited number of Common Shares. Subject to the requirements of the British Columbia Business Corporations Act and Nasdaq, we will not be required to obtain the approval of the NioCorp shareholders for the issuance of additional Common Shares. We have issued Common Shares in the past and will continue to issue Common Shares to finance our activities in the future. In addition, outstanding options and warrants to purchase Common Shares and securities convertible into or exchangeable for Common Shares may be exercised, converted, or exchanged resulting in the issuance of additional Common Shares. If we issue additional Common Shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per Common Share depending on the price at which such securities are sold.

Additionally, pursuant to the Yorkville Equity Facility Financing Agreement, Yorkville has committed to purchase up to an additional $58.7 million of our Common Shares, at our direction from time to time during the remaining 18 months of the commitment period, subject to certain limitations and the satisfaction of the conditions in the Yorkville Equity Facility Financing Agreement. We have filed a registration statement under the Securities Act covering resales by Yorkville of the Common Shares issuable pursuant to the Yorkville Equity Facility Financing Agreement. Accordingly, any Common Shares that we issue pursuant to the Yorkville Equity Facility Financing Agreement will be available for sale into the public market, subject to applicable securities laws, which could reduce the prevailing market price for the Common Shares.

We are subject to the continued listing criteria of the Nasdaq and our failure to satisfy these criteria may result in delisting of the Common Shares.

Our Common Shares are currently listed on the Nasdaq Global Market under the symbol “NB”. The public NioCorp Assumed Warrants are currently listed on Nasdaq under the symbol “NIOBW.” The Nasdaq Capital Market has rules for continued listing. In order to maintain the listings, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders.

If Nasdaq delists the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for the Common Shares, reduced liquidity, a determination that our Common Shares are a “penny stock,” decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.

If our Common Shares are considered a penny stock and are subject to the penny stock rules, broker-dealers may be discouraged from effecting transactions in Common Shares.

Our Common Shares have in the past, and may in the future, be considered a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Applicable penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5.0 million or individuals with a net worth in excess of $1.0 million or annual income exceeding $200,000 or $300,000, jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. If and when applicable, these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Common Shares. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the Common Shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity risk management is integrated into the Company’s enterprise-wide risk management. Our Board has overall oversight responsibility for our risk management and management is responsible for identifying, considering, and assessing material risks to the Company. Our Chief Financial Officer is responsible for assessing and managing cybersecurity risks; however, as a smaller reporting company, we currently do not have a dedicated cybersecurity team.  Our Chief Financial Officer reports to the Board regarding financial and operating risks, including cybersecurity risks. Our Chief Financial Officer has experience in managing public companies and assessing financial and operating risks.

Our cybersecurity risk management is designed to provide a framework for assessing, identifying, and managing material risks from cybersecurity threats and to respond to cybersecurity incidents, including material risks associated with the use of services provided by third-party service providers. We rely on the cybersecurity protections of many of our third-party service providers. Our primary third-party service providers utilize two-factor authentication as well as login and password protections with email verifications.

For the year ended June 30, 2024, the Company had no material cybersecurity incidents or cybersecurity threats that have materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident.

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

The qualified persons responsible for preparing the S-K 1300 Elk Creek Technical Report Summary are Dahrouge Geological Consulting USA Ltd.; Understood Mineral Resources Ltd.; Optimize Group; Tetra Tech; Adrian Brown Consultants Inc.; Metallurgy Concept Solutions; Magemi Mining Inc.; L3 Process Development; A2GC; Scott Honan, M.Sc, SME-RM, NioCorp; Everett Bird, P.E., Cementation; Matt Hales, P.E., Cementation; Mahmood Khwaja, P.E., CDM Smith; Martin Lepage, P.Eng, Ing., Cementation; and Wynand Marx, M.Eng, BBE Consulting. A matrix of the sections for which each qualified person is responsible is included in the S-K 1300 Elk Creek Technical Report Summary. Except for Scott Honan, none of the qualified persons is affiliated with the Company. Mr. Honan is the Chief Operating Officer of the Company. The disclosure of scientific or technical information in this Annual Report on Form 10-K was reviewed and approved by Mr. Honan who is a qualified person as defined in NI 43-101, and Mr. Honan has verified the data disclosed herein.

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

As of June 30, 2024, the total book value of the Elk Creek Property and associated buildings and equipment was $16.9 million.

The Company also holds eight OTPs that are associated with the Elk Creek Project and one perpetual easement on a land parcel adjacent to the Missouri River. The current optioned land package covers an area of 1,396 acres and is reflective of the land needed to secure the remaining mineral resources and mineral reserves held under the OTPs along with the land needed for the development and operations of the Elk Creek Project for its proposed 38-year operating life.

In general, exercise of an OTP is accomplished by paying the greater of a fixed amount per acre or a multiple of the appraised value at the time of purchase. If the land is not purchased by the Company during the term of the OTP and the land in question is needed for the project, the Company intends to negotiate a new OTP with the landowner. The OTP is accompanied by a negotiated payment to the landowner that is paid upon execution of the OTP by the Company and the landowner. As of June 30, 2024, the Company is obligated to make payments totalling approximately $45,000 over the next 11 years to maintain our rights under these OTPs. Details on the current OTPs held by the Company are shown in the table below.

Active Lease Agreements (OTPs) Covering the Elk Creek Project as of September 2024

Agreement Identifier	Hectares	Acres	Agreement Expiry
Beethe007	66.27	163.75	20-Jan-26
Heidemann005	79.55	196.57	16-Mar-25
Nielsen001	100.90	249.32	25-Jun-25
Nielsen002	11.91	29.43	25-Jun-25
Woltemath80S	32.37	80.00	4-Dec-24
Woltemath002	152.49	376.81	4-Dec-24
Woltemath003J	89.03	220.00	25-Mar-25
Shuey001	32.37	80.00	27-May-40

The OTPs are between NioCorp’s subsidiary ECRC and the individual landowners. Land subject to the OTP agreements is currently used for agricultural purposes, including growing row crops (corn and soybeans) and pasturing livestock. The land owned by ECRC houses the Company’s drill core inventory and geological sample repository in two steel core shed buildings and the Company maintains a cover crop (sorghum and rye) on portions of the property that were formerly used for growing row crops. The former landowner maintains a residence and several outbuildings on the property subject to a life estate that accompanied the purchase of the property by the Company in fiscal year 2021.

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

Land Tenure Map as of September 2024

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

The Elk Creek Property is immediately adjacent to paved Nebraska state highway 50, and the mineral resource and mineral reserve are centered in Township 4N, Range 11E, Section 33. This section is immediately southwest of the junction of Nebraska state highways 50 and 62. Rail access is available in the town of Elk Creek, which is located 3 miles east of the project area. Water is available at the project site from a well, as well as from Elk Creek, which crosses Section 33. Water is also available from the Johnson County Rural Water system, which has distribution infrastructure on the north side of the Section 33 and from the Pawnee County Rural Water system, which has distribution infrastructure on the south side of Section 33. Electricity is provided at the Company’s Core Storage sheds located on the west side of Section 33 on land owned by the Company from the Omaha Public Power District (“OPPD”). Personnel are available from the local surrounding towns, including Elk Creek (3 miles east), Tecumseh (6 miles north), Steinauer (5 miles south), Pawnee City (10 miles south) and Syracuse (27 miles north). Due to the project’s location in Nebraska, there are no ports nearby.

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

A list of the drillholes, sample storage location, and number of assay results, related to the records gaps noted above, are presented below and are represented as blue segments on the drillhole figure below. Each sample represented a 5-foot section of drill core. All of the holes noted below were drilled into the Elk Creek carbonatite in the vicinity of the mineral resource for the Elk Creek Project.

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

Resource Area Assay Distribution Showing REE Assays (Red) and REE Assay Gaps (Blue).

Internal Controls

NioCorp integrated a series of routine QA/QC procedures throughout the sampling and analysis portion of the drilling programs to ensure the highest level of quality was maintained throughout the process leading to the estimate of mineral reserves and mineral resources for the Elk Creek Project. This included the insertion of duplicate samples taken from various stages of the process, insertion of known control samples (standard reference materials, certified reference materials (“CRM”), and blanks) and sending third-party pulps to a secondary lab (SGS Canada Inc.).

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

Additional details on the QA/QC program can be found in Section 8 of the S-K 1300 Elk Creek Technical Report Summary.

Mineral deposits, including the Elk Creek deposit, are inherently uncertain because of variability at all scales and sparse sampling. In addition to uncertainty associated with estimation, there are specific risks and sources of uncertainty associated with the Elk Creek deposit. See Item 1A., Risk Factors.

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

Principal Project Assumptions Included in the 2022 Elk Creek Feasibility Study

Description	Value
Pre-Production Period	4 years
Process Plant Life	38 years
Mine Operating Days per Year	365
Mill Operating Days per Year	365
Discount Rate, End of Period	@ 8%
Commercial Production Year	2025

Summary of Key Evaluation Metrics Included in the 2022 Elk Creek Feasibility Study

Description	Value
Ore Mined (kt)	36,655
Ore Mining Rate (t/d)	2,764
Niobium Grade	0.81%
Scandium Grade (parts per million, “ppm”)	70.2
TiO2 Grade	2.92%
Contained Nb2O5 (kt)	297
Contained Sc (t)	2,573
Contained TiO2 (kt)	1,071
Total Ore Processed (kt)	36,655
Processing Rate (kt/y)	1,009
Average Recovery, Nb2O5	82.4%
Average Recovery Sc	93.1%
Average Recovery TiO2	40.3%
Recovered Nb2O5 (kt)	245
Recovered Sc (t)	2,395
Recovered TiO2 (kt)	432
Realized Market Prices
Nb ($/kg)	$46.55
TiO2 ($/kg)	$0.99
Sc2O3 ($/kg)	$3,674
Payable Metal
Nb (t)	171,140
Sc2O3 (t)	3,676
TiO2 (t)	431,793

Summary Projected Economic Results Included in the 2022 Elk Creek Feasibility Study

Description	Value ($000)
Total Gross Revenue	$21,899,726
Operating Costs:
Mining Cost	(1,553,325)
Process Cost	(3,911,116)
Site G&A Cost	(300,400)
Concentrate Freight Cost	(10,472)
Other Infrastructure Costs	(200,407)
Water Management Cost	(609,195)
Tailings Management Cost	(73,822)
Property Tax	(217,540)
Royalties	(300,503)
Annual Bond Premium	(5,500)
Total Operating Costs	(7,182,280)
Operating Margin (EBITDA(1))	14,717,445
Effective Tax Rate	16.42%
Total Taxes	(2,246,186)
Working Capital	-
Operating Cash Flow	$12,471,258
Totals may not sum due to rounding.
(1)	The term “EBITDA” refers to earnings before interest, taxes depreciation and amortization. See “Non-GAAP Financial Performance Measures” below for a discussion of the use of non-GAAP financial measures.

Capital Cost Estimates Included in the 2022 Elk Creek Feasibility Study

The following table shows the breakout in LoM initial capital and sustaining capital cost estimates (excluding closure and reclamation of $44 million), which total $1,562 million. This includes a total initial capital cost of $1,141 million, including a 10% contingency.

	($000,000)
Description	Initial	Sustaining	Total
Capitalized Preproduction Expenses	$ 77	$ -	$ 77
Site Preparation and Infrastructure	41	15	56
Processing Plant	367	96	464
Water Management and Treatment	74	24	97
Mining Infrastructure	257	198	455
Tailings Management	21	79	100
Site Wide Indirects	7	-	7
Processing Indirects	96	-	96
Mining Indirects	41	-	41
Commissioning	15	-	15
Owner’s Costs	34	-	34
Mine Water Management Indirects	9	-	9
Contingency	102	9	111
Total Capital Costs	$1,141	$422	$1,562

Totals may not sum due to rounding.

Operating Cost Estimates Included in the 2022 Elk Creek Feasibility Study

The following LoM unit operating costs include the pre-production and first/last years of production.

Description	LoM $/t ore
Mining Cost	$42.38
Process Cost	106.70
Water Management Cost	16.62
Site G&A Cost	8.20
Other Infrastructure	5.47
Tailings Management Cost	2.01
Other Expenses	6.22
Subtotal	187.59
Royalties/Annual Bond Premium	8.35
Total LoM Operating Costs	$195.94

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

Proposed Production Plan and Schedule

Based on the 2022 Elk Creek Feasibility Study, the operating mine life is approximately 38 years with a nominal processing rate of 2,764 tonnes per day. The Elk Creek Project timeline is based on 39 months to mechanical completion after Authorization to Proceed, plus an additional six months of commissioning and ramp-up to 100% of production capacity for a total of 45 months and assumes no financing constraints. The Board must approve a construction program and budget before construction of the Elk Creek Project can begin. This approval, along with the receipt of all required governmental permits and approvals and the completion of project financings, will determine whether and when construction of the Elk Creek Project can begin.

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

NioCorp engaged OnG Commodities LLC (“OnG”) to produce a market assessment in April 2017. The study examines current scandium production trends (approximately 20 tons/year) from existing and emerging producers plus an outlook for supply to 2028. The outlook then reviewed the current and emerging applications for scandium, including fuel cells, aerospace, industrial and other uses, plus an outlook for demand to 2028. Based on these inputs, OnG provided pricing forecasts and global demand volumes by year to 2028 based estimated production costs and supply-demand balances. The pricing for the OnG Commodities report was updated for NioCorp in 2019.

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

Design Considerations for Environmental Performance

The current mine design incorporates the following strategies and technologies designed to minimize environmental impacts of operation:

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

Mineral Reserves and Resources

The mineral reserves and mineral resources disclosed below are based on the S-K 1300 Elk Creek Technical Report Summary, which was originally filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Mineral reserves and mineral resources at the Elk Creek Project as of June 30, 2024, are summarized in the tables below. Further discussion and background regarding the approaches used to establish mineral reserves and mineral resources is contained in Chapters 11 and 12 of the S-K 1300 Elk Creek Technical Report Summary.

Elk Creek Project In Situ Mineral Resource Estimate (niobium, titanium, and scandium) Excluding Reserves as of June 30, 2024

Class	NSR Cutoff	Tonnage (Mt)
Indicated	$180	151.7	Nb2O5 (%)	Nb2O5 (kt)
			0.43	649.8
			TiO2 (%)	TiO2 (kt)
			2.02	3,067
			Sc (ppm)	Sc (t)
			56.42	8,558
Inferred	$180	108.3	Nb2O5 (%)	Nb2O5 (kt)
			0.39	426.6
			TiO2 (%)	TiO2 (kt)
			1.92	2,082
			Sc (ppm)	Sc (t)
			52.28	5,660

Elk Creek Project In Situ Mineral Resource Estimate (rare earth oxides) Excluding Reserves as of June 30, 2024

Class	NSR Cut-off	Tonnage (Mt)

Indicated	$180	151.7	La2O3 (%)	La2O3 (kt)	Ce2O3 (%)	Ce2O3 (kt)	Pr2O3 (%)	Pr2O3 (kt)
			0.0766	116.2	0.1320	200.2	0.0140	21.3
			Nd2O3 (%)	Nd2O3 (kt)	Sm2O3 (%)	Sm2O3 (kt)	Eu2O3 (%)	Eu2O3 (kt)
			0.0511	77.5	0.0116	17.6	0.0040	6.0
			Gd2O3 (%)	Gd2O3 (kt)	Tb2O3 (%)	Tb2O3 (kt)	Dy2O3 (%)	Dy2O3 (kt)
			0.0096	14.6	0.0011	1.6	0.0044	6.7
			Ho2O3 (%)	Ho2O3 (kt)	Er2O3 (%)	Er2O3 (kt)	Tm2O3(%)	Tm2O3 (kt)
			0.0006	1.0	0.0015	2.2	0.0002	0.3
			Yb2O3 (%)	Yb2O3 (kt)	Lu2O3 (%)	Lu2O3 (kt)	Y2O3 (%)	Y2O3 (kt)
			0.0010	1.5	0.0001	0.2	0.0187	28.4
			LREO (%)	LREO (kt)	HREO (%)	HREO (kt)	TREO (%)	TREO (kt)
			0.2737	415.2	0.0528	80.0	0.3265	495.2
Inferred	$180	108.3	La2O3 (%)	La2O3 (kt)	Ce2O3 (%)	Ce2O3 (kt)	Pr2O3 (%)	Pr2O3 (kt)
			0.0943	102.1	0.1576	170.6	0.0163	17.7
			Nd2O3 (%)	Nd2O3 (kt)	Sm2O3 (%)	Sm2O3 (kt)	Eu2O3 (%)	Eu2O3 (kt)
			0.0575	62.2	0.0116	12.6	0.0038	4.1
			Gd2O3 (%)	Gd2O3 (kt)	Tb2O3 (%)	Tb2O3 (kt)	Dy2O3 (%)	Dy2O3 (kt)
			0.0090	9.8	0.0010	1.1	0.0042	4.6
			Ho2O3 (%)	Ho2O3 (kt)	Er2O3 (%)	Er2O3 (kt)	Tm2O3(%)	Tm2O3 (kt)
			0.0006	0.7	0.0014	1.5	0.0002	0.2
			Yb2O3 (%)	Yb2O3 (kt)	Lu2O3 (%)	Lu2O3 (kt)	Y2O3 (%)	Y2O3 (kt)
			0.0010	1.1	0.0001	0.1	0.0182	19.7
			LREO (%)	LREO (kt)	HREO (%)	HREO (kt)	TREO (%)	TREO (kt)
			0.3257	352.6	0.0512	55.5	0.3769	408.1

Notes:

a.	Classification of mineral resources in the above tables is in accordance with the S-K 1300 classification system. Mineral resources in this table are reported exclusive of mineral reserves.

b.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

c.	The mineral resources are reported at a Diluted Net Smelter Return (NSR) Cut-off of $180/tonne.

d.	The diluted NSR is defined as:

●

●	The diluted revenue from Nb2O5, TiO2, and Sc per block used the following factors:

●	Nb2O5 Revenue: a 94% grade recovery, a 0.696 factor to convert Nb2O5 to Nb, 82.36% assumption for plant recovery, and a $39.60 selling price per kg of ferroniobium as of June 30, 2022.

●	TiO2 Revenue: a 94% grade recovery, a 40.31% assumption for plant recovery, and an $0.88 kg selling price per kg of titanium oxide as of June 30, 2022.

●	Sc Revenue: a 94% grade recovery, a 1.534 factor to convert Sc to Sc2O3, 93.14% assumption for plant recovery, and a $3,675 selling price per kg of scandium oxide as of June 30, 2022.

●	The diluted tonnes are a 6% increase in the total tonnes of the block.

e.	Price assumptions for FeNb, Sc2O3, and TiO2 as shown in note d, above, are based upon independent market analyses for each product.

f.	Numbers may not sum due to rounding. The rounding is not considered to be material.

g.	Rare Earth Oxides (REO) were evaluated as a potential by-product to the mining of niobium, titanium, and scandium; thus, the estimated values of the REOs are reported using the previously determined diluted NSR as derived from the Nb2O5, TiO2, and Sc mineral resources and are assigned a price of $0.

h.	The stated Light Rare Earth Oxides (LREO) grade (%) is the summation of La2O3 (%), Ce2O3 (%), Pr2O3 (%), and Nd2O3 (%) estimates.

i.	The stated Heavy Rare Earth Oxides (HREO) grade (%) is the summation of Sm2O3 (%), Eu2O3 (%), Gd2O3 (%), Tb2O3 (%), Dy2O3 (%), Ho2O3 (%), Er2O3 (%), Tm2O3 (%), Yb2O3 (%), Lu2O3 (%), and Y2O3 (%) estimates.

j.	The stated Total Rare Earth Oxide (TREO) grade (%) is the summation of LREO (%) and HREO (%).

k.	The effective date of the mineral resource, including by-products, is June 30, 2024.

Elk Creek Project Underground In Situ Mineral Reserves Estimate for Elk Creek

as of June 30, 2024

Classification	Tonnage (kt)	Nb2O5 Grade (%)	Contained Nb2O5 (t)	Payable Nb (t)	TiO2 Grade (%)	Contained TiO2 (t)	Payable TiO2 (t)	Sc Grade (ppm)	Contained Sc (t)	Payable Sc2O3 (t)
Proven	-	-	-	-	-	-	-	-	-	-
Probable	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677
Total	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677

All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

●	The qualified person for the mineral reserve estimate is Optimize Group Inc. The estimate has an effective date of June 30, 2024.

●	The mineral reserve is based on the mine design, mine plan, and cash-flow model utilizing an average cut-off grade of 0.679% Nb2O5 with an NSR of $180/mt.

●	The estimate of mineral reserves may be materially affected by metal prices, environmental, permitting, legal, title, taxation, socio-political, marketing, infrastructure development, or other relevant issues.

●	The economic assumptions used to define mineral reserve cut-off grade are as follows:

○	Annual life of mine (LoM) production rate of ~7,450 tonnes of FeNb/annum during the years of full production.

○	Initial elevated five-year production rate ~ 7,500 tonnes of FeNb/annum when full production is reached.

○	Mining dilution of ~6% was applied to all stopes and development, based on 3% for the primary stopes, 9% for the secondary stopes, and 5% for ore development.

○	Mining recoveries of 95% were applied in longhole stopes and 62.5% in sill pillar stopes.

Parameter	Value	Unit
Mining Cost	42.38	$/t mined
Processing	106.70	$/t mined
Water Management and Infrastructure	16.62	$/t mined
Tailings Management	2.01	$/t mined
Other Infrastructure	5.47	$/t mined
General and Administrative	8.91	$/t mined

Royalties/Annual Bond Premium	8.34	$/t mined
Other Costs	6.29	$/t mined
Total Cost	196.72	$/t mined
Nb2O5 to Niobium Conversion	69.60%
Niobium Process Recovery	82.36%
Niobium Price	39.60	$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 Conversion	153.40%
Sc Price	3,675.00	$/kg

●	Price assumptions are as follows: FeNb $39.60/kg Nb, Sc2O3 $3,675/kg, and TiO2 $0.88/kg. Price assumptions are based upon independent market analyses for each product as of June 30, 2022.

●	Price and cost assumptions are based on the pricing of products at the “mine-gate,” with no additional down-stream costs required. The assumed products are ferroniobium (metallic alloy shots consisting of 65%Nb and 35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.

●	The mineral reserve has an average LoM NSR of $563.06/tonne.

●	Optimize Group has provided detailed estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by third-party qualified persons).

●	Mineral reserve effective date is June 30, 2024. The financial model was run after the estimate of the NSR above, which reflects a total cost per tonne of $196.72 versus $189.91. This is not considered a material change.

●	Price variances for commodities are based on independent market studies versus earlier projected pricing. The independent market studies do not have a negative effect on the reserve.

Comparison of Mineral Resources and Mineral Reserves

There were no changes in the Elk Creek Project mineral resource or reserve estimates as of June 30, 2024, as compared to the Elk Creek Project mineral resource and reserve estimates as of June 30, 2023.

Environmental and Social

A number of key permits and environmental management requirements have been identified for the Elk Creek Project, some of which need to be implemented as soon as practicable in order to maintain the proposed Elk Creek Project schedule.

●	While not necessarily complex, the timing generally required to complete permitting through any federal regulatory agency requires that NioCorp engage key agencies (in this case the USACE and possibly the EPA) early on in Elk Creek Project development and consider the siting and orientation of facilities carefully to minimize the risk of a protracted National Environmental Policy Act analysis of the Elk Creek Project. At the present time, the Company believes that we have completed the major federal permitting actions needed for project construction, although changes to the design or location of project facilities may require that additional federal permits be obtained.

●	Construction at the facility requires an Air Permit from the State of Nebraska, which was issued to the Company on June 2, 2020. The Air Permit describes all the prospective air emissions from the facility and required the completion of an air quality model that demonstrates compliance with the NAAQS. On April 15, 2022, the Company announced that the Nebraska Department of Environment and Energy advised the Company that periodic extensions to the Elk Creek Project’s Air Permit are no longer required because the Company has met the regulatory definition of “construction, reconstruction, or modification of the source” since the permit was issued.

●	A radioactive materials license will be needed from the Nebraska Department of Health and Human Services (“NDHHS”), Office of Radiological Health. Because of their limited experience with hard rock mining in the State of Nebraska, much less mining that includes Naturally Occurring Radioactive Material, the NDHHS may require additional information and more time to approve the Elk Creek Project under a Broad Scope License. The Company has been working with NDHHS on this aspect of project permitting since 2014.

●	Documentation of existing baseline environmental conditions at the Elk Creek Project site was initiated in 2014 and will continue as needed throughout the permitting process.

●	Surface water monitoring will continue throughout the permitting process and extend into construction and operations as part of the Environmental Management System and likely State of Nebraska permit requirements.

●	A wetland delineation and potential jurisdictional waters assessment was conducted in late 2014 to identify wetland and drainage features within the proposed Elk Creek Project boundary which resulted in a formal JD being issued by the USACE on September 6, 2016.

●	The major land-use authorization for the project was received from Johnson County, Nebraska, on December 24, 2019, in the form of a Special Use Permit for the project. This land-use permit is a necessary precursor to any project-related construction activities. County zoning permits will be required for individual buildings constructed at the site, and the County requirement is that such applications must be submitted five days before construction commences.

●	Closure costs for the Elk Creek Project have been estimated at just over $44 million, including approximately $13.5 million for reclamation and closure of the TSFs and $16.6 million for plant and building removal and reclamation.

●	Community engagement has occurred in parallel with Nebraska field operations and has included public meetings, presentations to public agencies, communications with local and state politicians, meetings with environmental groups, and one-on-one meetings with area landowners.

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

The Company completed a mine geotechnical review and a site visit by a qualified person, as defined in NI 43-101 and subpart 1300 of Regulation S-K, during the quarter ended September 30, 2023. The Company’s contract geotechnical engineering firm inspected drill core and conducted a site inspection. As funding becomes available, the geotechnical firm will review and update their geomechanical model of the project to ensure that the mining operation will be conducted under safe and stable ground conditions.

The Demonstration Plant completed metallurgical operations during the quarter ended September 30, 2023. The impetus for the Demonstration Plant was to address recommendations in the Company’s most recent S-K 1300 Elk Creek Technical Report Summary and to establish metallurgical performance criteria for the rare earths. The Demonstration Plant was successful in this regard, and the measured improvements in metallurgical performance are summarized in the following table:

During the quarter ended December 31, 2023, the Company’s Demonstration Plant located in Trois-Rivieres, Quebec also completed the production of waste materials for follow-on characterization to support tailings impoundment and paste backfill engineering design. Additional work at the Demonstration Plant is underway to further explore improvements to solvent extraction operations and to produce product samples for prospective customers. Operations were completed at the Demonstration Plant in February 2024.

During the quarter ended December 31, 2023, the Company, through a contract engineering firm (Olsson), completed a 90% engineering package for various road improvements in the vicinity of the Elk Creek Project site, and shared the 90% engineering drawings with the Nebraska Department of Transportation and Johnson County as part of the normal process for permitting road improvements.

The Company retained a mine engineering consultant in February 2024 to evaluate, at a scoping level, the costs and benefits of electrifying the mine and accessing it via ramps instead of vertical shafts along with using Railveyor technology in one of the ramps to move ore and waste rock to surface. The evaluation did not include the detailed examination of geotechnical or hydrogeologic issues. The findings of the evaluation indicated a potential savings in upfront capital cost, a shorter schedule to get the mine to full production, and potential operating cost savings. These findings are preliminary but encouraging, and the Company plans a more detailed evaluation of this option for the design of the underground mine as part of a future update to the S-K 1300 Elk Creek Technical Report Summary.

Proposed Activities

At present, the Company is maintaining the Elk Creek Property in anticipation of obtaining project financing that will facilitate the construction, commissioning, and operation of the Elk Creek Project. The property is characterized as a development stage property and is expected to move to a production stage property should financing be obtained.

As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local operating permits;
●	Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production of Nb, Sc, and Ti from the project, including the potential sale of Ti as titanium tetrachloride, as well as potential REE production;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities; and
●	As a follow-on to the Company’s Demonstration Plant operations, complete characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs.

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

As of September 20, 2024, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition, or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended June 30, 2024, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Shares are listed for trading on the Nasdaq under the trading symbol “NB”. The Company voluntarily delisted from the TSX effective as of close of markets on May 3, 2024. The Company also trades on the Frankfurt Stock Exchange as “BR3.”

 Holders

As of September 13, 2024, we had 18,311 holders of record of the Common Shares.

Dividends

We have not paid any cash dividends on the Common Shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Equity Compensation Plan information under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information on plans approved by our shareholders.

Purchases of Equity Securities by the Company

We did not make any repurchases in the quarter ended June 30, 2024.

Recent Sales of Unregistered Securities

Date	Gross Proceeds ($000)	Shares Issued	Price/Share
April 25, 2024(1)	$510	230,560	$2.2123
May 6, 2024(1)	502	234,142	2.1435
May 13, 2024(2)	221	90,000	2.4590
May 17, 2024(2)	169	75,000	2.2551
May 21, 2024(2)	177	82,500	2.1400
May 24, 2024(2)	167	81,000	2.0597
May 31, 2024(2)	344	150,000	2.2909
May 31, 2024(1)	202	94,455	2.1435
June 4, 2024(2)	303	135,000	2.2467
June 10, 2024(2)	223	111,000	2.0059
June 18, 2024(2)	203	105,000	1.9377
June 27, 2024(2)	113	66,000	1.7196

(1)	Issued in reliance on Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Convertible Debentures and based upon representations and warranties of Yorkville in connection therewith.
(2)	Issued in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of an advance under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith.

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

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the U.S. for tax purposes, (ii) is a “qualifying person” under and entitled to the benefits of the Convention, (iii) holds all Common Shares as capital property, (iv) holds no Common Shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder, (v) deals at arm’s-length with and is not affiliated with NioCorp, (vi) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, (vii) is not an insurer that carries on business in Canada and elsewhere, (viii) is not an “authorized foreign bank” (as defined in the Canadian Tax Act), and (ix) has not entered into a “derivative forward agreement” (as defined in the Canadian Tax Act) with respect to the Common Shares (each such holder, a “U.S. Resident Holder”).

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

Generally, a U.S. Resident Holder’s Common Shares will not constitute “taxable Canadian property” of such holder at a particular time at which the Common Shares are listed on a “designated stock exchange” (which currently includes Nasdaq) unless, at any time during the 60-month period that ends at the particular time both of the following conditions are concurrently met:

1.	25% or more of the issued shares of any class of the capital stock of NioCorp were owned by or belonged to one or any combination of:

a.	the U.S. Resident Holder,

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

See Item 1, “Business—Historical Development of the Business,” for a description of the 2023 Transactions.

Summary of Consolidated Financial and Operating Performance

The Company had no revenues from mining operations during the fiscal years presented below. Operating expenses incurred related primarily to performing exploration and feasibility study related activities, as well as the activities necessary to support corporate and shareholder duties.

	For the year ended June 30,
	2024	2023
	($000)
Operating expenses	$13,757	$37,410
Net loss attributable to the Company	(11,435)	(40,080)
Net loss per share (basic and diluted)	(0.31)	(1.34)

The net loss attributable to the Company decreased to $11.4 million for fiscal year 2024 from $40.1 million for fiscal year 2023. This decreased net loss in fiscal year 2024 as compared to fiscal year 2023 is primarily due to the recognition of general transaction expenses, Earnout Shares, and warrant liabilities associated with the fiscal year 2023 GXII Transaction as well as a decrease in exploration expenditures and fiscal year 2024 non-cash gains associated with changes in Earnout Share valuations and warrant liability valuations.

Results of Operations

The Company had no revenues from mining operations during the fiscal years presented below. Operating expenses incurred related primarily to costs incurred in connection with the 2023 Transactions, as well as performing exploration and feasibility study related activities, and the activities necessary to support corporate and shareholder duties, as detailed in the following table.

	For the year ended June 30,
	2024	2023
	($000)
Operating expenses:
Employee related costs	$3,509	$2,323
Professional fees	3,533	2,581
Exploration expenditures	2,552	5,348
Other operating expenses	4,163	27,158
Total operating expenses	13,757	37,410
Change in fair value of earnout shares liability	(6,704)	(2,674)
Change in fair value of warrant liabilities	(1,875)	1,414
Change in fair value of convertible note	2,542	-
Loss on debt extinguishment	-	1,922
Interest expense	4,490	2,336
Foreign exchange (gain) loss	(31)	216
Other gains	(147)	(13)
Loss on equity securities	5	1
Income tax benefit	(139)	(304)
Loss attributable to noncontrolling interest	(463)	(228)
Net loss attributable to the Company	$(11,435)	$(40,080)

Fiscal Year 2024 as Compared to Fiscal Year 2023

Significant items affecting operating expenses are noted below:

Other operating expenses include costs incurred in connection with the 2023 Transactions, including direct transaction expenses, and the fair value of warrant and Earnout Shares liabilities assumed, as well as costs related to investor relations, general office expenditures, equity offering and proxy expenditures, Board-related expenditures, and other miscellaneous costs. These costs decreased in fiscal year 2024 as compared to fiscal year 2023 primarily due to $23.8 million of costs incurred in connection with the 2023 Transactions, which closed on March 17, 2023, as well as overall lower expenditures during fiscal year 2024 for financial services, Board stipends and share-based compensation, and investor relation services. This decline was partially offset by the fiscal year 2024 impact of $1.0 million of additional director and officer insurance premiums associated with our listing on Nasdaq.

Employee-related costs increased in 2024 as compared to 2023, primarily due to an increase in the number of options issued to employees in 2024 partially offset by a lower fair value per option as well as the impact of board-authorized employee salary increases which became effective April 1, 2023.

Exploration expenditures decreased in fiscal year 2024 as compared to fiscal year 2023, reflecting work performed in fiscal year 2023 to complete the development of the Demonstration Plant and the subsequent operation of the Demonstration Plant to verify process improvement efforts and advance the technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite. In addition, 2023 costs increased due to costs related to the completion and filing of the Technical Report Summary based on the Company’s 2022 Feasibility Study for the Elk Creek Project, which was filed with the SEC on September 6, 2022. Demonstration Plant costs were lower in 2024 as project objectives were completed and the Demonstration Plant operations ended in February 2024.

Professional fees increased in fiscal year 2024 as compared to fiscal year 2023, primarily due to additional accounting fees incurred in 2024 associated with our change in auditors as well as legal costs associated with corporate funding initiatives and Form S-1 and S-3 filings.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of Earnout Shares liability represents the change in fair value related to the Earnout Shares based on the results of Monte Carlo financial modeling. Overall, the decline in the liability corresponds to the overall decline in our share value during fiscal year 2024.

Change in fair value of warrant liability represents the change in fair value related to (i) the additional Warrants (the “Contingent Consent Warrants”) that the Company agreed to issue to Lind Global Asset Management III, LLC (“Lind”) upon certain conditions in connection with the Waiver and Consent Agreement, dated September 25, 2022, between the Company and Lind (the “Lind Consent”), as discussed in Note 9 to the consolidated financial statements included in Part II, Item 8 hereof, and (ii) the change in fair value of the April 2024 Warrants, as discussed in Note 9 to the consolidated financial statements included in Part II, Item 8 hereof, partially offset by the change in the fair value of the Private Warrants based primarily on the impacts of a lower closing Common Share price, which increases the probability of these Contingent Consent Warrants being issued under the Lind Consent terms.

Change in fair value of convertible notes represents the impact of the initial allocation of fair value to the April 2024 Notes, which are carried at fair value, as well as the change in fair value for the period ended June 30, 2024.

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

 Interest expense increased in fiscal year 2024 as compared to fiscal year 2023 due to the impacts of Convertible Debenture interest expense incurred in fiscal year 2024.

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

In connection with the Closing of the 2023 Transactions, the Company received net cash proceeds of $8.3 million, as follows:

Description	Amount
($000)
Net cash received from GXII trust account, after payment of direct and incremental transaction costs incurred by GXII	$2,168
Net proceeds from the Yorkville Convertible Debt Financing Agreement	14,857
Net cash costs incurred in connection with Yorkville Equity Facility Financing Agreement	(1,996)
NioCorp direct and incremental transaction costs	(6,715)
Net proceeds from 2023 Transactions	$8,314

The 2023 Transactions delivered to NioCorp several important benefits, including a ready pathway to an up-listing to the Nasdaq, which is expected to allow additional institutional firms to invest in the Company for the first time. Further, we believe it has given NioCorp and the Elk Creek Project a much higher profile among institutional investors evaluating projects in the critical materials space.

The sale of the April 2024 Notes has provided, and the Yorkville Equity Facility Financing is expected to provide, near-term and longer-term access to capital. The ability of the Company to draw down on the Yorkville Equity Facility Financing Agreement, at its discretion, is subject to certain limitations and the satisfaction of certain conditions. When available, the Yorkville Equity Facility Financing Agreement provides an opportunity to actively manage the cash needs of the Company more closely. Historically, cash has generally been available to the Company through private placements of equity for which the timing did not always coincide with the Company’s cash needs. In the near term, the Company intends to utilize the Yorkville Equity Facility Financing Agreement to offset amounts owed under the April 2024 Notes. The Company may also utilize the Yorkville Equity Facility Financing Agreement to potentially generate funds at a time when they are in need. Alternatively, the Company can also utilize the Yorkville Equity Facility Financing Agreement for opportunistic share sales.

On July 19, 2024, the Company and Yorkville entered into a make-whole payment agreement under which Yorkville agreed to convert the remaining principal and accrued interest of $553,767 under the Convertible Debenture into Common Shares in exchange for a $95,000 make-whole payment.

On September 17, 2024, all the remaining outstanding Financing Warrants expired.

On September 17, 2024, the Company’s Common Share price was below the threshold price set forth in the Lind Consent, and accordingly, the Company issued 2,816,742 Contingent Consent Warrants to Lind. Each Contingent Consent Warrant is exercisable for one Common Share at an exercise price of $2.308 and may be exercised at any time prior to their expiration on September 17, 2028. The number of Contingent Consent Warrants issued was based on $5.0 million divided by the five-day volume weighted average price of the Common Shares on September 16, 2024.

As of June 30, 2024, the Company had cash of $2.0 million and a working capital deficit of $9.0 million, compared to cash of $2.3 million and working capital of $0.2 million on June 30, 2023. Subsequent to June 30, 2024, the Company issued 339,250 Common Shares under the Yorkville Equity Facility Financing Agreement in exchange for $0.6 million in gross cash proceeds. On September 11, 2024, the Company and Mark Smith, Chief Executive Officer, President and Executive Chairman of NioCorp, entered into a loan agreement (the “Smith Loan Agreement”), which provides for a $2.0 million non-revolving credit facility. An initial drawdown under the Smith Loan Agreement of $33,000 was completed on September 11, 2024. NioCorp intends to use the net proceeds from these transactions to satisfy amounts due under the April 2024 Notes and for general corporate purposes.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $26.0 million until June 30, 2025.

In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures through June 30, 2025 are expected to be approximately $1.6 million per month, of which approximately $375,000 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. This includes general overhead costs, satisfying outstanding accounts payable, and repayment of the April 2024 Notes and the Smith Loan Agreement. This also includes anticipated financing costs associated with the Elk Creek Project, including an updated mine plan in connection with the EXIM application process. The scope of these financing costs remains under discussion with EXIM. Approximately $1.2 million per month is planned for expenditures relating to the advancement of the Elk Creek Project by NioCorp’s majority owned subsidiary, ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it does not have sufficient cash on hand to continue to fund basic operations for the next twelve months, and additional funds totaling $25.0 million to $26.0 million, net of funds raised from advances under the Yorkville Equity Facility Financing Agreement and borrowings under the Smith Loan Agreement, are likely to be necessary to continue advancing the project in the areas of financing, permitting, and detailed engineering. While the Yorkville Equity Facility Financing Agreement may provide the Company with access to additional capital, the Company will likely require additional capital to meet its cash needs. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek Property and lease commitments are $15,000 through June 30, 2025. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2025, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On June 6, 2023, the Company announced that it had submitted an application to EXIM to obtain EXIM Financing to fund the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee on October 2, 2023. EXIM deployed additional resources to the processing of the Company’s application during the quarter ended December 31, 2023 and has retained financial and legal consultants to support EXIM’s due diligence on the Elk Creek Project. On April 15, 2024, the Company received the PPL from EXIM. The PPL is a summary of EXIM’s initial due diligence findings and also includes a preliminary Indicative Term Sheet. The PPL identified additional project activities to be undertaken by the Company in conjunction with the EXIM evaluation process. These include an updated mine plan and updated Elk Creek Project capital costs on a final or close-to-final basis reflecting updated process flows. Management is working with EXIM to continue to advance the project through the next stages of EXIM’s due diligence and loan application process. We are currently unable to estimate how long the application process may take, and there can be no assurances that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

Except for potential funding from advanced under the Yorkville Equity Facility Financing and potential funding under the Smith Loan Agreement, each as discussed above, and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The April 2024 Purchase Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the April 2024 Purchase Agreement to pay related party debt or to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, ATM agreement or other continuous offering of Common Shares, other than with Yorkville, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement and the April 2024 Purchase Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities, including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our consolidated financial statements for the year ended June 30, 2024, disclose that substantial doubt exists as to our ability to continue as a going concern. The consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. As defined under S-K 1300, we are a development stage issuer, and we have incurred losses since our inception. We may not have sufficient cash, including option and warrant exercises subsequent to June 30, 2024, to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. Uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions have contributed to general global economic uncertainty. During fiscal year 2024, these events continued to create uncertainty with respect to overall project funding and timelines. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the year ended June 30, 2024, the Company’s operating activities consumed $11.7 million of cash (2023: $17.3 million). Overall, operational outflows during fiscal year 2024 decreased from the corresponding period of 2023 due to fiscal year 2023 cash expenses related to the 2023 Transactions and a decrease in fiscal year 2024 exploration-

related spending at the Elk Creek Project. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

The Company had minimal investing activities during the years ended June 30, 2024 and 2023, respectively.

Financing Activities

Net cash provided by financing activities was $11.4 million in fiscal year 2024 (2023: $14.6 million). This decrease in financing inflows primarily reflects the timing of cash inflows from the financing transactions disclosed below.

2024 inflows reflect the gross receipts of $1.0 million from the September 2023 Private Placement (as defined below), $1.3 million from the December 2023 Private Placement (as defined below), $0.6 million from the June 2024 Private Placement (as defined below) and $3.3 million from Common Share issuances under the Yorkville Equity Facility Financing Agreement, as well as $6.5 million of net proceeds from the issuance of the April 2024 Notes.

The following is a discussion of significant financing transactions since the beginning of fiscal year 2024:

●	On September 1, 2023, the Company closed a non-brokered private placement (the “September 2023 Private Placement”) with a single investor and issued 250,000 units of the Company (the “September 2023 Units”), at a price of $4.00 per September 2023 Unit, for aggregate gross proceeds of $1.0 million. Each September 2023 Unit consisted of one Common Share and one Warrant (the “September 2023 Warrants”). Each September 2023 Warrant is exercisable for one Common Share at a price of $4.60 until September 1, 2025.

●	On December 22, 2023, the Company closed a non-brokered private placement (the “December 2023 Private Placement”) and issued an aggregate of 413,432 units of the Company (the “December 2023 Units”), including an aggregate of 274,587 December 2023 Units to certain non-affiliated accredited investors at a price of $3.08 per December 2023 Unit and an aggregate of 138,845 December 2023 Units to certain of the Company’s officers and directors at a price of $3.205 per December 2023 Unit, for aggregate gross proceeds of approximately $1.29 million. Each December 2023 Unit consisted of one Common Share and one Warrant (the “December 2023 Warrants”). Each December 2023 Warrant is exercisable for one Common Share at a price of $3.54 until December 22, 2025.

●	On April 12, 2024, the Company issued and sold to Yorkville and Lind Global Fund II LP (together with Yorkville, the “April 2024 Purchasers”) $8.0 million aggregate principal amount of unsecured notes (the “April 2024 Notes”), pursuant to a securities purchase agreement, dated April 11, 2024 (the “April 2024 Purchase Agreement”), between the Company and each of the April 2024 Purchasers. Pursuant to the terms of the April 2024 Notes, subject to certain exceptions, on the first day of each calendar month, beginning on June 1, 2024 (excluding August 2024) (the “Payment Date”), the Company will be required to repay a portion of the outstanding balance of all of the April 2024 Notes, on a pro-rata basis, in an amount equal to the sum of (i) $1.4 million of principal (or the outstanding principal if less than such amount) in the aggregate among all of the outstanding April 2024 Notes, plus (ii) 8.0% of the principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest, if any, as of the Payment Date. The Company is required to make payments on each Payment Date until the entire outstanding principal is repaid but will not have an obligation to make a payment on a Payment Date if certain equity conditions (the “Equity Conditions”) are satisfied.

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

Pursuant to the April 2024 Purchase Agreement, the April 2024 Purchasers advanced an aggregate of $6.935 million to the Company in consideration of the issuance by the Company to the April 2024 Purchasers of $8.0 million aggregate principal amount of the April 2024 Notes and April 2024 Warrants.

Proceeds from the April 2024 Purchase Agreement were used for general working capital purposes, including for accounts payable, other payables and operating expenses, and to satisfy the fees and expenses incurred in connection with the April 2024 Purchase Agreement.

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

The April 2024 Notes are the unsecured obligations of the Company and will mature on December 31, 2024. The April 2024 Notes incur a simple interest rate obligation of 0.0% per annum (which will increase to 18.0% per annum upon the occurrence of an event of default). The outstanding principal amount of, accrued and unpaid interest, if any, on, and the Payment Premium, if any, on the April 2024 Notes must be paid by NioCorp in cash when the same becomes due and payable under the terms of the April 2024 Notes at their stated maturity, upon their redemption or otherwise.

The April 2024 Purchase Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the sale of the April 2024 Notes and the exercise of the April 2024 Warrants to repay related party debt or to enter into any variable rate transaction other than with Yorkville, subject to certain exceptions, and to distribute proceeds from the sale of the April 2024 Notes and the exercise of the April 2024 Warrants to subsidiaries other than ECRC and 0896800 B.C. Ltd. (together with ECRC, the “Guarantors”), upon the entry by the Guarantors into a global guaranty agreement, dated as of April 11, 2024, among the Guarantors in favor of the Purchasers (the “Guaranty Agreement”). Pursuant to the Guaranty Agreement, the Guarantors guaranteed the full, prompt and unconditional payment when due (whether at maturity, by acceleration or otherwise), and the performance of all liabilities, agreements and other obligations of NioCorp to the April 2024 Purchasers contained in the April 2024 Purchase Agreement, the April 2024 Notes, and the April 2024 Warrants, to the extent such liabilities, agreements and obligations are payable in cash.

On September 4, 2024, NioCorp entered into (i) a consent and waiver (the “Yorkville Consent”) to the April 2024 Note issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement and (ii) a consent and waiver (together with the Yorkville Consent, the “Consents”) to the April 2024 Note issued and sold to Lind Global Fund II LP pursuant to the April 2024 Purchase Agreement. The Consents, among other things, reduced the amounts due to the April 2024 Purchasers on September 1, 2024 by an aggregate of $1.2 million to an aggregate of $0.3 million, increased the amounts due to the April 2024 Purchasers on December 1, 2024 by an aggregate of $1.2 million, and prospectively waived any term of the April 2024 Notes that would otherwise be triggered upon a failure of the Company to pay to the April 2024 Purchasers the remainder of the amount due on September 1, 2024. Except as modified by the Consents, the terms of the April 2024 Notes as previously disclosed are unchanged.

●	On June 24, 2024, the Company closed a non-brokered private placement (the “June 2024 Private Placement”) with a single investor of 315,000 units of the Company (the “June 2024 Units”), at a price of $1.91 per June 2024 Unit, for aggregate gross proceeds of $0.6 million. Each June 2024 Unit consisted of one Common Share and one Warrant (the “June 2024 Warrants”). Each June 2024 Warrant is exercisable for one Common Share at a price of $2.20 until June 24, 2026.

●	On September 11, 2024, the Company entered into the Smith Loan Agreement with Mark Smith, our Chief Executive Officer, President and Executive Chairman, pursuant to which Mr. Smith agreed to make available to the Company a non-revolving, multiple draw credit facility of up to $2.0 million. Borrowings under the Smith Loan Agreement bear interest at a rate of 10% per annum and are subject to an establishment fee equal to 2.5% of the amount of any drawdown payable at the time of the drawdown. Any outstanding balance on the Loan, including accrued interest, shall be immediately due and payable by the Company on the earlier of the date of expiration of the Smith Loan Agreement on June 30, 2025 and the occurrence of an event of default thereunder (the “Due Date”). The Company can repay the Loan at any time without notice and without penalty, but any amount of principal or interest repaid by the Company prior to the Due Date will be subject to an early payment fee of 2.5% of the value of any such payment. Amounts outstanding under the Smith Loan Agreement are secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith, dated September 11, 2024.

Cash Flow Considerations

The Company has historically relied upon debt and equity financings to finance its activities. Subject to the restrictions set forth in the Exchange Agreement and the April 2024 Purchase Agreement, the Company may pursue additional debt and/or equity financing in the medium term; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

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

Debt Covenants

The April 2024 Notes contain events of default customary for instruments of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to NioCorp, all outstanding April 2024 Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then any holder may declare all of its April 2024 Notes to be due and payable immediately. The April 2024 Purchase Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the April 2024 Purchase Agreement to repay related party debt or to enter into any variable rate transaction other than with Yorkville, subject to certain exceptions. The Company was in compliance with these covenants as of June 30, 2024.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2024 and 2023, we had accrued $48,000 and $48,000, respectively, related to estimated environmental obligations.

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

We believe that our most critical accounting estimates are related to the carrying value of our long term assets; accounting for income taxes and the valuation of deferred tax assets; and the valuation of liabilities associated with warrants, convertible debt carried at fair value, and Earnout Shares, as they require us to make assumptions that are highly uncertain at the time the accounting estimates are made and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board (the “Audit Committee”), and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

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

Financial Instruments Carried at Fair Value

The fair values of our Earnout Shares, Private Warrants, Contingent Consent Warrants, and convertible debt carried at fair value were determined using various significant unobservable inputs, including a discount rate and our best estimate of expected volatility and expected holding periods. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations. See Notes 9, 10, and 11c to our consolidated financial statements included in this Annual Report on Form 10-K for additional details.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, share options, warrants, and convertible debt option as of September 20, 2024, is set out below, on a fully diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	38,660,244
Vested Shares(1)	4,282,116
Stock options(2)	2,455,500
Warrants(3)	20,932,985
Convertible Debt(4)	1,920,173

(1)	Each exchangeable into one Common Share at any time, and from time to time, until the tenth anniversary of the Closing Date.

(2)	Each exercisable into one Common Share.

(3)	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares, and 38,660,244 Warrants that are each exercisable into one Common Share.

(4)	Represents Common Shares issuable on conversion of April 2024 Notes with an aggregate outstanding principal and accrued interest balance of $5.3 million as of September 20, 2024, at the fixed conversion price of $2.75 per share.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of NioCorp Developments Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NioCorp Developments Ltd. and subsidiaries (the "Company") as of June 30, 2024, the related consolidated statements of operations and comprehensive loss, cash flows, and shareholders' equity (deficit) and redeemable noncontrolling interest, for the year ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a working capital deficit, an accumulated deficit, and does not generate any revenue. Further, the Company does not have sufficient cash on hand to fund normal operations or the repayment of the April 2024 Notes for the next twelve months These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

April 2024 Notes and Warrants — Refer to Notes 3, 9, and 16 to the financial statements

Critical Audit Matter Description

On April 12, 2024, the Company closed a private placement of convertible promissory notes with Yorkville and Lind Global for a principal amount of $8,000,000 (“April 2024 Notes”). As part of the transaction, the Company also issued warrants to the holders of the notes, which gave the holders the right to purchase up to 615,385 common shares of NioCorp stock at a price of $3.25 per share. The notes will mature on December 31, 2024 and the warrants will expire on April 12, 2027.

The Company accounts for the convertible promissory notes within Convertible Debt in current liabilities and has elected to value the notes at fair value in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. The Company uses a simulation model to estimate the fair value of the convertible promissory notes and embedded features. Estimates and assumptions impacting the fair value of the convertible promissory notes include the fair value per share of the underlying shares of common stock, the term of the instruments, the expected volatility of the price of the underlying common stock and public warrants, the risk-free interest rate, and the implied discount rate. The Company based the volatility assumption used to value the notes on the weighted average of the Company’s common share volatility and the implied volatility of its public warrants over a timeframe consistent with the expected term of the instrument. As of June 30, 2024, the fair value of the convertible promissory notes was $7,089,000.

The Company accounts for the associated warrants in accordance with ASC Topic 815, Derivatives and Hedging, and determined that at as of April 12, 2024, the warrants should be classified as a warrant liability. The warrant liabilities are recognized at fair value at their inception date and are remeasured each reporting period with changes in value recognized as non-operating gains and losses. The Company uses a Black-Scholes option pricing model to determine the fair value of the warrants. Estimates and assumptions impacting the fair value of the warrants include the fair value per share of the underlying shares of common stock, the term of the instruments, the historical volatility of common shares and the risk-free interest rate. As of June 30, 2024, the fair value of the warrant liability was $298,000.

Given the significant assumptions made by management in determining the accounting treatment for the transaction and associated fair value of the convertible promissory notes and warrants, performing audit procedures to evaluate the reasonableness of management's conclusions and assumptions for determining the fair value of the instruments, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists and professionals with expertise in accounting for complex financial instruments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the April 2024 Notes and Warrants included the following, among others:

●	We evaluated management’s accounting position through the following procedures:

○	Obtained and evaluated the Company’s accounting memoranda regarding the application of the relevant accounting guidance for private placement warrants and embedded derivative features.

○	Obtained, read and compared the underlying terms and conditions of the relevant contracts to the Company’s accounting memoranda and evaluated management’s identification of significant terms and conditions for completeness and accuracy.

○	Evaluated the Company’s conclusions regarding the accounting treatment applied to the private placement transaction with the assistance of professionals with expertise in accounting for complex financial instruments.

●	Tested the fair value of the warrants at issuance and June 30, 2024, including the model and relevant assumptions.

●	Independently calculated the loss on issuance and change in fair value between issuance and June 30, 2024 for the convertible promissory notes and warrants.

●	Confirmed the outstanding principal balance of the convertible promissory notes as of June 30, 2024 with the holders of the notes.

●	With the assistance of our fair value specialists, we:

○	Evaluated the reasonableness of the valuation methodologies used for the convertible promissory notes.

○	Assessed the mathematical accuracy of the valuation model used for convertible promissory notes.

○	Evaluated assumptions including the risk-free rates, discount rates, and the volatility assumptions, including the underlying source information and mathematical accuracy of the calculations, based on a range of independent estimates that we compared to the risk-free rates, discount rate and the volatility assumptions selected by management to value the convertible promissory notes.

○	Compared the fair value of the convertible promissory notes selected by management to an independently calculated value at issuance and June 30, 2024.

○	Evaluated the appropriateness of the volatility assumptions and use of the Black-Sholes option pricing model to value the warrant liability.

●	Evaluated the completeness and accuracy of the disclosures related to the April private placement transaction.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

September 20, 2024

We have served as the Company's auditor since fiscal year 2024.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

NioCorp Developments Ltd.

Centennial, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of NioCorp Developments Ltd. (the “Company”) as of June 30, 2023, the related consolidated statement of operations and comprehensive loss, shareholders’ deficit and redeemable noncontrolling interest, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company’s auditor from 2015 to 2023.

Spokane, Washington

October 6, 2023

NioCorp Developments Ltd.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data)

	As of June 30,
	2024	2023
ASSETS
Current
Cash and cash equivalents	$2,012	$2,341
Prepaid expenses and other	916	1,385
Total current assets	2,928	3,726
Non-current
Deposits	35	35
Investment in equity securities	4	9
Right-of-use assets	181	236
Land and buildings, net	837	839
Mineral properties	16,085	16,085
Total assets	$20,070	$20,930

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,843	$3,491
Warrant liabilities, at fair value	2,365	-
Convertible debt	7,660	-
Operating lease liability	96	71
Total current liabilities	11,964	3,562
Non-current
Convertible debt	-	10,561
Warrant liabilities, at fair value	1,651	4,989
Earnout liability, at fair value	3,817	10,521
Operating lease liability	104	164
Total liabilities	17,536	29,797
Commitments and contingencies
Redeemable noncontrolling interest	1,534	2,100
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value, unlimited shares authorized; 38,062,647 and 31,202,131 shares outstanding, respectively	163,823	140,421
Accumulated deficit	(161,912)	(150,477)
Accumulated other comprehensive loss	(911)	(911)
Total shareholders’ equity(deficit)	1,000	(10,967)
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity (deficit)	$20,070	$20,930

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended June 30,
	2024	2023
Operating expenses
Employee related costs	$3,509	$2,323
Professional fees	3,533	2,581
Exploration expenditures	2,552	5,348
Other operating expenses	4,163	27,158
Total operating expenses	13,757	37,410
Change in fair value of earnout shares liability	(6,704)	(2,674)
Change in fair value of warrant liabilities	(1,875)	1,414
Change in fair value of convertible notes	2,542	-
Loss on debt extinguishment	-	1,922
Interest expense	4,490	2,336
Foreign exchange loss (gain)	(31)	216
Other gains	(147)	(13)
Loss on equity securities	5	1
Loss before income taxes	(12,037)	(40,612)
Income tax benefit	(139)	(304)
Net loss	(11,898)	(40,308)
Net loss attributable to redeemable noncontrolling interest	463	228
Net loss attributable to the Company	$(11,435)	$(40,080)

Other comprehensive loss:
Net loss	$(11,898)	$(40,308)
Other comprehensive gain:
Reporting currency translation	-	(82)
Total comprehensive loss	(11,898)	(40,226)
Comprehensive loss attributable to redeemable noncontrolling interest	463	228
Comprehensive loss attributable to the Company	$(11,435)	$(39,998)

Loss per common share, basic and diluted	$(0.31)	$(1.34)

Weighted average common shares outstanding	34,320,024	28,705,840

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

	For the year ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,898)	$(40,308)
Adjustments for:
Initial valuation of earnout shares liability	-	13,195
Change in valuation of earnout shares liability	(6,704)	(2,674)
Initial valuation of warrant liabilities	-	2,987
Change in valuation of warrant liabilities	(1,875)	1,414
Change in fair value of convertible note	2,542	-
Accretion of convertible debt	4,490	2,157
Share-based compensation	2,881	1,794
Loss on debt extinguishment	-	1,422
Yorkville share issuances	105	663
Foreign exchange loss	-	200
Depreciation	2	3
Unrealized loss on equity securities	5	1
Noncash lease activity	20	(12)
Other gains	(148)	(13)
	(10,580)	(19,171)
Change in working capital items:
Prepaid expenses	469	(985)
Accounts payable and accrued liabilities	(1,621)	2,861
Net cash used in operating activities	(11,732)	(17,295)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	21
Net cash provided by investing activities	-	21

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt, net of costs	6,935	14,857
Proceeds from issuance of capital stock	6,185	2,499
Related party debt draws	-	1,130
Related party debt repayments	-	(3,130)
Debt repayments	(1,512)	(515)
Share issue costs	(205)	(204)
Net cash provided by financing activities	11,403	14,637
Exchange rate effect on cash and cash equivalents	-	(302)
Change in cash and cash equivalents during period	(329)	(2,939)
Cash and cash equivalents, beginning of period	2,341	5,280
Cash and cash equivalents, end of period	$2,012	$2,341

Supplemental cash flow information:
Amounts paid for interest	$-	$264
Non-cash investing and financing transactions:
Conversion of debt for common shares	$14,479	$5,175
Recognition of operating lease liabilities	-	199
Value of warrants issued	-	3,337

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ Equity (Deficit) and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2022	27,667,060	$129,055	$(110,397)	$(993)	$17,665	$-
Exercise of options	265,138	11	-	-	11	-
Fair value of warrants granted	-	3,338	-	-	3,338	-
Common Shares issued in the GXII Transaction	1,753,821	-	-	-	-	-
Commitment shares issued	81,213	650	-	-	650	-
Registered direct offering – May 2023	314,465	2,000	-	-	2,000	-
Shares issued under the Yorkville equity facility	100,000	501	-	-	501	-
Debt conversions	1,020,434	5,604	-	-	5,604	-
Share issuance costs	-	(204)	-	-	(204)	-
Redeemable noncontrolling interest	-	(2,328)	-	-	(2,328)	2,328
Share-based compensation	-	1,794	-	-	1,794	-
Reporting currency presentation	-	-	-	82	82	-
Loss for the year	-	-	(40,080)	-	(40,080)	(228)
Balance, June 30, 2023	31,202,131	$140,421	$(150,477)	$(911)	$(10,967)	$2,100
Exercise of options	7,800	-	-	-	-	-
Private placements	978,432	2,995	-	-	2,995	-
Yorkville equity facility draws	1,358,000	3,398	-	-	3,398	-
Debt conversions	4,232,592	14,479	-	-	14,479	-
Share issuance costs	-	(204)	-	-	(204)	-
Option liability valuations	-	(148)	-	-	(148)	-
Exchange of Class B shares	283,692	103	-	-	103	(103)
Share-based compensation	-	2,779	-	-	2,779	-
Loss for the year	-	-	(11,435)	-	(11,435)	(463)
Balance, June 30, 2024	38,062,647	$163,823	$(161,912)	$(911)	$1,000	$1,534

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

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

As further discussed in Notes 5, 9, 10, and 11, on March 17, 2023 (the “Closing Date”), the Company closed the GXII Transaction (as defined below) with GX Acquisition Corp. II (“GXII”), pursuant to the Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GXII and Big Red Merger Sub Ltd (the “Closing”). At the Closing, the Company also closed convertible debt financings (the “Yorkville Convertible Debt Financing”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (together with YA II PN, Ltd., “Yorkville”), and the standby equity purchase facility with Yorkville (the “Yorkville Equity Facility Financing” and, together with the Yorkville Convertible Debt Financing, the “Yorkville Financings”) became effective. The transactions contemplated by the Business Combination Agreement, including the GXII Transaction, the Yorkville Financings and the Reverse Stock Split (as defined below), are referred to, collectively, as the “2023 Transactions.”

The GXII Transaction was accounted for as an equity raise transaction in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Under this method of accounting, GXII is treated as the “acquired” company for financial reporting purposes. Accordingly, the GXII Transaction is treated as the equivalent of NioCorp issuing common shares, no par value, of the Company (“Common Shares”) for the assets and liabilities of GXII. The net assets of GXII are stated at historical cost, with no goodwill or other intangible assets recorded.

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project to construction and commercial operation. As further discussed in Note 4, these matters raise substantial doubt about the Company’s ability to continue as a going concern, and the Company is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors.

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

Subsidiary	Jurisdiction of incorporation	Ownership at June 30,
		2024	2023
0896800 BC Ltd. (“0896800”)	British Columbia, Canada	100%	100%
Elk Creek Resources Corp.	Nebraska, USA	N/A	100%
Elk Creek Resources Corp. (“ECRC”)	Delaware, USA	79.7%(1)	79.1%(1)
NioCorp Technologies Limited	United Kingdom	100%	NA

(1)	Represents 100% of Class A common stock owned by 0896800, and 4,282,116 and 4,565,808 Vested Shares and 3,391,596 and 3,391,596 Earnout Shares (each as defined below) held by third parties, and outstanding as of June 30, 2024 and 2023, respectively.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of mineral properties, deferred income tax asset valuations, convertible debt valuations, earnout valuation, derivative liabilities, warrant liabilities, and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds. The Company maintains the majority of its cash balances with two financial institutions. Accounts at banks in the United States (“U.S.”) are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to C$100. At June 30, 2024, the Company had $1,406 and $0 in excess of the FDIC and CDIC insured limits, respectively.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

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

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash consideration and the fair market value of Common Shares issued as consideration. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under S-K 1300, and the Company’s board of directors (the “Board”) has approved the commencement of formal development activities, development costs related to such reserves and incurred after such board approval will be considered for capitalization. The establishment of proven and probable reserves is based on results of feasibility studies, which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future are written off.

The recoverability of the carrying values of mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes. We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, an impairment loss will be recorded. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value. There was no impairment recorded to mineral properties as of June 30, 2024 or 2023, respectively.

e)	Long Lived Assets

Long-lived assets, other than mineral properties, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment recorded to long-lived assets as of June 30, 2024 or 2023, respectively.

f)	Leases

Under Accounting Standards Codification (“ASC”) 842, Leases, we determine if a contractual arrangement is, or contains, a lease at the inception date. Right-of-use (“ROU”) assets and liabilities related to operating leases are separately reported in the consolidated balance sheets. The Company currently has no finance leases.

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

g)	Convertible Debt Carried at Fair Value

With regard to the Company’s debt related to the convertible promissory notes issued in April 2024 (as further discussed in Note 9), the Company has elected to account for these notes at fair value per the provisions of ASC Topic 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, an election can be taken at the inception of a financial instrument to account for the instrument at fair value. The notes were recorded at fair value at inception and assessed quarterly thereafter using a Monte Carlo simulation methodology which incorporates multiple conversion scenarios. All changes in fair value subsequent to the initial recording, excluding the impact of the change in fair value related to the Company’s own credit risk, are recorded as a component of non-operating income/expense, within Change in fair value of convertible debt in the consolidated statements of operations. Changes in fair value related to the Company’s own credit risk, if any, are recorded through other comprehensive loss.

h)	Warrants

We apply relevant accounting guidance for warrants to purchase our stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity, and ASC 815, to assist in the determination of whether the warrants should be classified as liabilities or equity. The fair value of warrants is estimated using Black Scholes modeling or Monte Carlo modeling, depending on the settlement features embedded in the warrant. Inputs under both models include inputs such as NioCorp’s Common Share price, the risk-free interest rate, the expected term, the volatility, and the dividend rate. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

i)	Earnout Shares

Earnout Shares are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Earnout Shares are measured at fair value upon issuance and subsequently remeasured at each reporting period using a Monte Carlo simulation methodology, which includes inputs such as NioCorp’s Common Share price, the risk-free interest rate, the expected term, the weighted average of historical Common Share volatility and implied volatility underlying the Company’s Public Warrants, the dividend rate, the conversion price, and the number of Earnout Shares outstanding. Assumptions used in the model are subjective and require significant judgment.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

j)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, equity securities, accounts payable and accrued liabilities, notes payable, convertible debt, and the related party loan. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these instruments approximate their carrying value unless otherwise noted.

k)	Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents, The Company holds investments or maintains available cash primarily in two commercial banks located in Vancouver, British Columbia and Santa Clara, California. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

l)	Asset Retirement Obligation

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration and evaluation activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense and has accrued $48 as an accrued liability related to estimated obligations as of June 30, 2024 (2023 - $48).

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

m)	Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25, “Income Taxes – Recognition.” Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. ASC 740-10-50, “Income Taxes – Disclosure,” requires the Company to evaluate its income tax positions and recognize a liability for uncertain tax positions that are not more likely than not to be sustained by tax authorities. As of June 30, 2024 and 2023, the Company believes it had no income tax uncertainties that required recognition of a liability. If the Company were to determine that uncertain tax positions meet the criteria for recognition, an estimated liability and related interest and penalties would be recognized as income tax expense.

n)	Reverse Stock Split

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

o)	Redeemable Noncontrolling Interest

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

p)	Basic and Diluted Per Share Disclosure

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

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

	For the year ended June 30,
	2024	2023
Net loss	$(11,898)	$(40,308)
Adjust: Net loss attributable to noncontrolling interest	458	(251
Net loss available to participating securities	(11,440)	(40,057)
Net loss attributable to Vested Shares	967	1,528
Net loss attributed to common shareholders - basic and diluted	$(10,473)	$(38,529)
Denominator:
Weighted average shares outstanding – basic and diluted	34,320,024	28,705,840
Loss per Common Share outstanding – basic and diluted	$(0.31)	$(1.34)

The following shares underlying options, warrants, and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the years ended June 30, 2024 and 2023, as indicated below.

	For the year ended June 30,
	2024	2023
Excluded potentially dilutive securities (1)(2):
Options	2,495,500	1,541,500
Warrants	18,563,561	18,816,304
Convertible debt	2,849,000	2,871,660
Total potentially dilutive securities	23,908,061	23,229,464

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.
(2)	Earnout Shares (as defined below) are excluded as the vesting terms were not met as of the end of the reporting period.

q)	Share Based Compensation

The Company grants stock options to directors, officers, employees, and business advisors. Option terms and vesting conditions are at the discretion of the Board. Prior to March 31, 2023, the option exercise price was equal to the closing market price on The Toronto Stock Exchange (the “TSX”) on the day preceding the date of grant. Effective March 21, 2023, the option exercise price is equal to the closing market price on the Nasdaq Stock Market LLC (“Nasdaq”) on the day preceding the date of the grant.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company recognizes forfeitures as they occur.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

r)	Recent Accounting Standards

Issued and Not Effective

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The amendments are effective for the Company’s annual periods beginning July 1, 2024, and interim periods beginning July 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company has evaluated the ASU and has determined that implementation will have limited impact on the Company’s disclosures.

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

The Company incurred a net loss of $11,435 for the year ended June 30, 2024 (2023 - $40,080) and had a working capital deficit of $9,036 and an accumulated deficit of $161,912 as of June 30, 2024. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of June 30, 2024, the Company had cash of $2,012, which will not be sufficient to fund normal operations or the repayment of the April 2024 Notes for the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

In response to these conditions and events, the Company plans to obtain additional financing. Subject to the conditions discussed in Note 11d, NioCorp expects to have access to up to $59,269 in net proceeds from the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026. In addition, the Company may pursue additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the potential issuance of Common Shares under the Yorkville Equity Facility Financing Agreement, the Company did not have any further funding commitments or arrangements for additional financing as of June 30, 2024. The Company’s plans to obtain additional financing have not been finalized, are subject to market conditions, and are not within the Company’s control and therefore cannot be deemed probable. Further, the Company will be required to raise additional funds for the construction and commencement of operations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

5.	2023 GXII TRANSACTION

Pursuant to the Business Combination Agreement, the following transactions (collectively, the “GXII Transaction”) occurred on the Closing Date:

●	As a result of a series of transactions, GXII became an indirect, majority-owned subsidiary of NioCorp and changed its name to “Elk Creek Resources Corp” (“ECRC”).
●	As the parent company of the merged entity, NioCorp issued 1,753,821 post-Reverse Stock Split Common Shares in exchange for all of the Class A shares of GXII issued and outstanding immediately prior to the Closing, including 83,770 Common Shares issued to BTIG, LLC in exchange for Class A shares of GXII that it received as partial payment for advisory services.
●	All of the Class B shares of GXII issued and outstanding immediately prior to the Closing (after giving effect to the surrender of certain Class B shares of GXII in accordance with the Sponsor Support Agreement, dated September 25, 2022 (the “Sponsor Support Agreement”), among GX Sponsor II LLC (the “Sponsor”), GXII, NioCorp and the other persons party thereto) were converted into 7,957,404 shares of Class B common stock of GXII (now known as ECRC) as the surviving entity of the mergers that occurred on the Closing Date as part of the GXII Transaction. Pursuant to the Business Combination Agreement, the Sponsor Support Agreement and the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, after the Closing, the shares of Class B common stock of ECRC are exchangeable into Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. See Note 10 for additional information regarding the Class B common stock of ECRC.
●	NioCorp assumed GXII’s obligations under the agreement (the “GXII Warrant Agreement”) governing the GXII share purchase warrants (the “GXII Warrants”) and issued an aggregate of 15,666,626 warrants (the “NioCorp Assumed Warrants”) to purchase up to an aggregate of 17,519,864 Common Shares. See Note 11c for additional information regarding the NioCorp Assumed Warrants.

After the distribution of funds to GXII redeeming shareholders and prior to paying transaction costs incurred by GXII, $15,676 became available to the Company. The following table summarizes the elements of the GXII Transaction allocated to the Consolidated Statements of Operations and Comprehensive Loss for the year ended June 30, 2023:

Amount
Gross cash proceeds, net of transaction costs incurred by GXII	$2,168
Less:
Cash costs associated with the 2023 Transactions:
Net liabilities assumed	392
Yorkville Equity Facility Financing Agreement – cash costs	1,996
Transaction costs expensed	6,715
Non-cash costs associated with the 2023 Transactions:
Private Warrants assumed at fair value	2,987
Earnout Shares assumed at fair value	13,195
Yorkville Equity Facility Financing Agreement – shares issued	650
Total transaction related losses incurred	$23,767

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

The number of Common Shares issued and outstanding immediately following the consummation of the 2023 Transactions were as follows:

	Common Shares	Percentage
Legacy NioCorp Shareholders	28,246,621	93.90%
Former GXII Class A Shareholders(1)	1,753,821	5.83%
Other(2)	81,213	0.27%
Total Common Shares Outstanding Upon Completion of 2023 Transactions	30,081,655	100%

(1)	Includes 83,770 Common Shares issued to BTIG, LLC in exchange for Class A shares of GXII that it received as partial payment for advisory services.
(2)	Represents Commitment Shares (as defined in Note 11d) issued under the Yorkville Equity Facility Financing Agreement.

In connection with the GXII Transaction, the Company also closed the Yorkville Convertible Debt Financing and the Yorkville Equity Facility Financing, as discussed in Notes 9 and 11d.

6.	LAND AND BUILDINGS, NET

	As of June 30,
	2024			2023
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$807	$-	$807	$807	$-	$807
Buildings and other	41	11	30	41	9	32
	$848	$11	$837	$848	$9	$839

7.	MINERAL PROPERTIES

Mineral properties consist of original acquisition costs and purchased mineral rights related to the Elk Creek Project.

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

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of June 30,
	2024	2023
Accounts payable, trade	$1,417	$1,990
Trade payable accruals	350	1,324
Income taxes payable	-	101
Environmental accruals	48	48
Loan origination fees payable to related party	28	28
Total accounts payable and accrued liabilities	$1,843	$3,491

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

9.	CONVERTIBLE DEBT

	As of June 30,
	2024	2023
Current Portion
Yorkville convertible debentures:	$571	$-
April 2024 notes	7,089	-
Total Current Portion	$7,660	$-
Noncurrent Portion – Yorkville convertible debenture	$-	$10,561

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

The Company identified embedded derivatives in the Lind III Convertible Security that were evaluated to be immaterial at both the closing date and at June 30, 2024 and 2023, respectively.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

 Changes in the Lind III Convertible Security are as follows:

For the year ending June 30, 2023
Beginning balance	$2,169
Fair value increase due to debt extinguishment	201
Conversions	(1,950)
Accretion expense	95
Payment at maturity	(515)
Balance, June 30, 2023	$-

On September 25, 2022, the Company and Lind entered into the Waiver and Consent Agreement, dated September 25, 2022, between the Company and Lind (the “Lind Consent”), which included the following principal terms: (i) the consent of Lind to the GXII Transaction disclosed in Note 5 and Yorkville Financings disclosed below and in Note 11d, including all actions taken by NioCorp as set out in the Business Combination Agreement to permit the completion of the 2023 Transactions; (ii) the consent of Lind to NioCorp’s expected cross-listing to the Nasdaq and the consolidation of the Common Shares in order to meet the minimum listing requirements thereof; (iii) the waiver of Lind of its participation right for up to 15% of the total offering in the Yorkville Equity Facility Financing; and (iv) the waiver of Lind of certain restrictive covenants in the Lind III Agreement.

As consideration for entering into the Lind Consent, Lind received, amongst other things: (i) the right to receive a payment of $500, which would have been reduced to $200 if the 2023 Transactions had not been consummated on or before April 30, 2023 (collectively, the “Consent Payment”); (ii) an extension of its existing participation rights under the Lind III Agreement in future financings of NioCorp for a further two-year period, subject to certain exceptions as well as an extension of such participation rights beyond the additional two-year period if Yorkville or any affiliate is a party to any such applicable transaction; and (iii) the right to receive additional Warrants (the “Contingent Consent Warrants”) if on the date that is 18 months following the Closing Date, the closing trading price of the Common Shares on the TSX or such other stock exchange on which such shares may then be listed, is less than C$10.00 (on a post-Reverse Stock Split basis), subject to adjustments. The number of Contingent Consent Warrants to be issued, if any, is based on the Canadian dollar equivalent (based on the then current Canadian to U.S. dollar exchange rate as reported by Bloomberg, LP) of $5,000 divided by the five-day volume weighted average price of the Common Shares on the date of issuance, unless otherwise agreed. Further, the number of Contingent Consent Warrants issued will be proportionately adjusted based on the percentage of Warrants currently held by Lind that are exercised, if any, prior to the issuance of any Contingent Consent Warrants. The Lind Consent was signed as an amendment to the existing Lind III Agreement.

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

Component of loss	Amount
Minimum Consent Payment at inception	$200
Loss on debt extinguishment	201
Initial fair value of Contingent Consent Warrants	1,221
Initial loss on debt extinguishment	1,622
Additional Consent Payment booked(1)	300
Total loss on debt extinguishment	$1,922

(1)	Represents the difference between the accrual of the minimum Consent Payment at September 25, 2022 and the actual payment made on March 17, 2023.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

The change in the fair value of the Contingent Consent Warrants is presented below:

Amount
Initial valuation, September 25, 2022	$1,221
Change in valuation	489
Valuation at June 30, 2023	1,710
Change in valuation	$655
Valuation at June 30, 2024	2,365

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

Key Valuation Input	June 30, 2024	June 30, 2023	September 25, 2022
Share price on valuation date	$1.73	$5.03	$7.82
Volatility	68.0%	63.0%	62.4%
Risk free rate	4.40%	4.11%	3.93%
Probability of issuance	100.0%	80.8%	59.4%

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

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

The terms of the Convertible Debentures restrict the conversion of Convertible Debentures by Yorkville if such a conversion would cause Yorkville to exceed certain beneficial ownership thresholds in NioCorp or such a conversion would cause the aggregate number of Common Shares issued pursuant to the Yorkville Convertible Debt Financing Agreement to exceed the thresholds for issuance of Common Shares under the rules of Nasdaq, unless prior shareholder approval is obtained.

Pursuant to the terms of the Convertible Debentures, following certain trigger events, and until a subsequent cure event, NioCorp will be required to redeem $1,125 aggregate principal amount of Convertible Debentures (the “Triggered Principal Amount”) each month by making cash payments to the Investors, on a pro rata basis, in an amount equal to the Triggered Principal Amount, plus accrued and unpaid interest thereon, if any, plus a redemption premium of 7% of the Triggered Principal Amount. Such monthly prepayments under the terms of the Convertible Debentures are triggered (i) at the time when NioCorp has issued 95% of the total amount of Common Shares pursuant to the Yorkville Convertible Debt Financing that it may issue under applicable Nasdaq rules or (ii) when NioCorp has delayed or suspended the effectiveness or use of the Convertible Debt Financing Registration Statement for more than 20 consecutive calendar days, and such monthly prepayment obligations will continue until, with respect to (i) above, shareholder approval is obtained or, with respect to (ii) above, the Investors may once again resell Common Shares under the Convertible Debt Financing Registration Statement, respectively.

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

cash or, if at any time there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying Common Shares, on a cashless exercise basis. 1/12th of the Financing Warrants will expire on each of the first 12 monthly anniversaries of the date that is six months following the Closing Date.

The Financing Warrants have customary anti-dilution adjustments. The terms of the Financing Warrants restrict the exercise of Financing Warrants by Yorkville if such an exercise would cause Yorkville to exceed certain beneficial ownership thresholds in NioCorp or such an exercise would cause the aggregate number of Common Shares issued pursuant to the Yorkville Convertible Debt Financing Agreement to exceed the thresholds for issuance of Common Shares under the rules of the Nasdaq, unless prior shareholder approval is obtained.

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

The Company allocated the net proceeds of $15,360 from the Convertible Debentures as follows:

●	$2,704 was booked to Common Shares, representing the initial fair value of the Financing Warrant tranches on January 26, 2023 based on the Black Scholes pricing model using a risk-free interest rate of 4.33%, an expected dividend yield of 0%, a volatility of 64.6%, and an expected life of 6 months to 18 months.

●	$12,656 was booked to the convertible debt liability. In addition, transaction costs of $503 were recognized as a direct deduction from the debt liability, resulting in a net opening balance of $12,153 at an effective interest rate of 29.9%. This balance will be accreted to face value of the Convertible Debentures at maturity plus the conversion premium, using the effective interest method and recorded as interest expense in the consolidated statement of operations and comprehensive loss.

Changes in the Convertible Debentures are as follows:

Amount
Opening balance, March 17, 2023	$12,153
Accretion expense	1,962
Principal and accrued interest converted	(3,554)
Balance, June 30, 2023	10,561
Accretion expense	4,489
Principal and accrued interest converted	(14,479)
Balance, June 30, 2024	$571
Less: Unamortized debt issuance costs	(21)
Remaining principal balance, June 30, 2024	$550

Upon conversion, the portion of remaining unamortized issuance costs associated with the conversion are recognized as a component of interest expense. The following table discloses the components of interest expense associated with the Convertible Debentures.

	For the year ending June 30,
Component of Interest Expense	2024	2023
Contractual interest	$279	$225
Amortization of discount and issuance costs	4,210	1,737
Total	$4,489	$1,962

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

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

Based on the Company’s closing Common Share price of $1.73 as of June 30, 2024, conversion of the remaining Convertible Debenture principal balance of $552, including accrued interest, would require the issuance of approximately 257,000 Common Shares. For each $0.10 change in the fair value of one Common Share, the total shares the Company would be obligated to issue would change by approximately 11,500 shares.

On July 19, 2024, the Company and Yorkville entered into a make-whole payment agreement under which Yorkville agreed to convert the remaining principal and outstanding accrued interest of $554 remaining under the Convertible Debenture into Common Shares in exchange for a $95 make-whole payment.

April 2024 Notes

On April 12, 2024, the Company issued and sold to Yorkville and Lind Global Fund II LP (together with Yorkville, the “April 2024 Purchasers”), $8,000 aggregate principal amount of unsecured notes (the “April 2024 Notes”), pursuant to a securities purchase agreement, dated April 11, 2024 (the “April 2024 Purchase Agreement”), between the Company and each of the April 2024 Purchasers.

The Company also issued to the April 2024 Purchasers, in proportion to the aggregate principal amount of April 2024 Notes issued to each April 2024 Purchaser, Warrants (the “April 2024 Warrants”) to purchase up to 615,385 Common Shares (the “April 2024 Warrants Shares”), which are equal to 25% of the aggregate principal amount of April 2024 Notes issued to the April 2024 Purchasers divided by the exercise price of $3.25, subject to any adjustment to give effect to any stock dividend, stock split or recapitalization. The April 2024 Warrants expire on April 12, 2027.

Pursuant to the April 2024 Purchase Agreement, the April 2024 Purchasers advanced an aggregate of $6,935 to the Company in consideration of the issuance by the Company to the April 2024 Purchasers of $8,000 aggregate principal amount of the April 2024 Notes and April 2024 Warrants.

Under the terms of the April 2024 Notes, subject to certain exceptions, on the first day of each calendar month, beginning on June 1, 2024 (excluding August 2024) (the “Payment Date”), the Company will be required to repay a portion of the outstanding balance of all of the April 2024 Notes, on a pro-rata basis, in an amount equal to the sum of (i) $1,400 of principal (or the outstanding principal if less than such amount) in the aggregate among all of the outstanding Notes, plus (ii) 8.0% of the principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest, if any, as of the Payment Date. The Company is required to make payments on each Payment Date until the entire outstanding principal is repaid but will not have an obligation to make a payment on a Payment Date if certain equity conditions (the “Equity Conditions”) are satisfied.

Subject to certain limitations contained within the April 2024 Notes, holders of the April 2024 Notes will be entitled to convert the principal amount of, accrued and unpaid interest, if any, and any Payment Premium that has become due and payable on each April 2024 Note, from time to time over their term, into a number of Common Shares equal to the quotient of the amount being converted divided by a fixed conversion price of $2.75 per Common Share up to a maximum of 3,141,817 Common Shares (together with the April 2024 Warrant Shares, the “April 2024 Underlying Shares”). The terms of the April 2024 Notes restrict the conversion of the April 2024 Notes by a holder if such a conversion would cause such holder to exceed certain ownership thresholds in the Company.

As noted above, the Company is required to make payments on each Payment Date until the entire outstanding principal is repaid, but will not have an obligation to make a payment on a Payment Date if the Equity Conditions are satisfied (a “deferred payment”). The Equity Conditions means (i) on each of the five consecutive trading days prior a Payment Date (the “Measuring Period”) the Underlying Shares Registration Statement (as defined below) is effective

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

and available for the resale by the Purchasers of all Underlying Shares, (ii) the Company has no knowledge of any fact that would cause the Underlying Shares Registration Statement not to be effective and available for the resale of the Underlying Shares, (iii) on each day during the Measuring Period, the Common Shares are designated for quotation on Nasdaq, or on such other market or exchange on which the Common Shares are then listed or traded to the extent such other market or exchange is the principal U.S. trading market for the Common Shares (the “Principal U.S. Market”), and have not been suspended from trading nor have delisting or suspension of trading been threatened or pending, (iv) during the Measuring Period, an event of default has not occurred, (v) on each trading day during the Measuring Period, the daily U.S. dollar volume-weighted average price (“VWAP”) for a Common Share on the Principal U.S. Market as reported by Bloomberg Financial Markets is greater than 120% of the Conversion Price, (vi) on each trading day during the Measuring Period the average daily volume traded exceeded $500, and (vii) there is no limitation on conversion under the terms of Notes. Deferred payments, if any, that are not subsequently converted into Common Shares by the holders of the April 2024 Notes will require repayment by the Company upon maturity.

The April 2024 Notes are the unsecured obligations of the Company and will mature on December 31, 2024. The April 2024 Notes will incur a simple interest rate obligation of 0.0% per annum (which will increase to 18.0% per annum upon the occurrence of an event of default). The outstanding principal amount, accrued and unpaid interest, if any, and the Payment Premium, if any, on the April 2024 Notes must be paid by NioCorp in cash when the same becomes due and payable under the terms of the April 2024 Notes at their stated maturity, upon their redemption, or otherwise.

The April 2024 Notes may also be redeemed at the Company’s option at any time and from time to time over their term at a redemption price equal to the principal amount being redeemed, plus the Payment Premium, plus accrued and unpaid interest, if any, as of the redemption date.

The April 2024 Notes contain events of default customary for instruments of their type (with customer grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the company, all outstanding April 2024 Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then any holder may declare all of its April 2024 Notes to be due and payable immediately.

The April 2024 Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the April 2024 Purchase Agreement were made only for purposes of the April 2024 Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

The April 2024 Purchase Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the April 2024 Purchase Agreement to repay related party debt or to enter into any variable rate transaction other than with Yorkville, subject to certain exceptions, and to distribute proceeds from the April 2024 Purchase Agreement to subsidiaries other than ECRC and 0896800 B.C. Ltd. (together with ECRC, the “Guarantors”), upon the entry by the Guarantors into a global guaranty agreement, dated as of April 11, 2024, among the Guarantors in favor of the Purchasers (the “Guaranty Agreement”). Pursuant to the Guaranty Agreement, the Guarantors guaranteed the full, prompt and unconditional payment when due (whether at maturity , by acceleration or otherwise), and the performance of all liabilities, agreements and other obligations of NioCorp to the April 2024 Purchasers contained in the April 2024 Notes, the April 2024 Warrants and the April 2024 Purchase Agreement, to the extent such liabilities, agreements and obligations are payable in cash.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that April 2024 Warrants met the definition of a derivative liability, as any warrant exercise that could cause the holder to exceed 19.9% ownership of NioCorp Common Shares would require shareholder approval. As such, the April 2024 Warrants were recognized as warrant liabilities on the consolidated balance sheet and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a non-operating gain or loss in the consolidated statement of operations and comprehensive loss.

The Company elected to value the April 2024 Notes at fair value in accordance with ASC 815-15-25. The fair value of the April 2024 Notes was estimated using a Monte Carlo simulation pricing model and the April 2024 Notes were

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

classified as Level 3 instruments. The Company incurred transaction costs totaling $474 in connection with the issuance of the April 2024 Notes and due to the fair value election noted above, these costs were expensed at closing.

Components and initial valuations associated with the April 2024 Notes were comprised of the following amounts:

●	$902 was recorded to warrant liabilities, representing the initial fair value of the April 2024 Warrants based on the assumptions outlined below.
●	$10,315 was recorded to the April 2024 Notes, representing the fair value based on the assumptions outlined below. The Company also recognized an opening transaction loss of $4,256, representing the difference between the fair value of the April 2024 Notes, including the fair value of the variable conversion features embedded therein, and cash received in the transaction.

The following table discloses the primary inputs for the Monte Carlo model used in valuing the April 2024 Notes:

Key Valuation Input	June 30, 2024	April 12, 2024
Closing Common Share price	$1.73	$3.11
Term (expiry)	December 31, 2024	December 31, 2024
Weighted average of the equity volatility and implied volatility of the public warrants	80%	66.0%
Risk-free rate	5.33%	5.26%
Implied discount rate	15.0%	15.0%

The following table sets forth a summary of the changes in the fair value of the April 2024 Notes for the year ended June 30, 2024:

Amount
Fair value, April 12, 2024	$10,315
Principal payments	(1,512)
Change in fair value	(1,714)
Balance, June 30, 2024	$7,089
Remaining principal balance, June 30, 2024	$7,128

The following table discloses the primary inputs for the Black-Scholes model used in valuing the April 2024 Warrants.

Key Valuation Input	June 30, 2024	April 12, 2024
Closing Common Share price	$1.73	$3.24
Term (years)	2.78	3.0
Historic equity volatility	66.34%	62.39%
Risk-free rate	4.57%	4.77%

The following table sets forth a summary of the changes in the fair value of the April 2024 Warrant liability for the year ended June 30, 2024.

Amount
Fair value as of April 12, 2024	$902
Change in fair value	(604)
Fair value as of June 30, 2024	$298

10.	CLASS B COMMON STOCK OF ECRC

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

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

On February 28, 2024 and May 16, 2024, 243,692 Vested Shares and 40,000 Vested Shares, respectively, were exchanged for an equivalent number of Common Shares. This exchange resulted in a change in the Company’s ownership interest in ECRC and was accounted for as an equity transaction in accordance with ASC 810-10-45-23, with no gain or loss recognized. Accordingly, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company’s ownership interest with a corresponding offset booked to equity.

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

Vested Shares

As the exchange of Vested Shares are contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. Adjustments to the carrying value of the redeemable noncontrolling interest associated with redemptions are recorded by reclassifying the proportionate amount of mezzanine equity to permanent equity.

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

The Earnout Shares were classified as a liability due to failure to meet the equity classification criteria under ASC 815-40, as Level 3 instruments under the fair value hierarchy and are considered a financial liability under ASC 480, Distinguishing Liabilities from Equity. The Earnout Shares were measured at fair value on the Closing Date with subsequent changes in fair value recorded in earnings. The Earnout Shares were valued utilizing a Monte Carlo simulation pricing model. The following table discloses the primary inputs into the Monte Carlo models.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

Key Valuation Input	June 30, 2024	June 30, 2023	March 17, 2023
Closing Common Share price	$1.73	$5.03	$7.00
Term (expiry)	March 17, 2033	March 17, 2033	March 17, 2033
Implied volatility of Public Warrants	65.0%	33.5%	19.5%
Risk-free rate	4.35%	3.83%	3.39%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the year ended June 30, 2024:

Amount
Fair value as of March 17, 2023	$13,195
Change in fair value	(2,674)
Fair value as of June 30, 2023	10,521
Change in fair value	(6,704)
Fair value as of June 30, 2024	$3,817

11.	COMMON SHARES

a)	Issuances

Fiscal Year 2024 Issuances

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

On December 22, 2023, the Company closed a non-brokered private placement (the “December 2023 Private Placement”) of 413,432 units of the Company (the “December 2023 Units”). Each December 2023 Unit consists of one Common Share and one Warrant (“December 2023 Warrant”). Each December 2023 Warrant entitles the holder to acquire one Common Share at a price of $3.54 at any time until December 22, 2025. 274,587 of the December 2023 Units were issued and sold to certain accredited investors, who are not affiliated with the Company but with whom the Company had a pre-existing relationship, at a price of $3.08 per December 2023 Unit, and 138,845 of the December 2023 Units were issued and sold to certain officers and directors of the Company (the “Insider Investors”), at a price of $3.205 per December 2023 Unit. The price per December 2023 Unit paid by the Insider Investors included $0.125 per December 2023 Warrant underlying each December 2023 Unit purchased by the Insider Investors which allowed the Insider Investors to participate in the December 2023 Private Placement in accordance with the rules of Nasdaq. The Company received aggregate gross proceeds from the December 2023 Private Placement of approximately $1,290. Proceeds of the December 2023 Private Placement will be used for continued advancement of the Elk Creek Project and for working capital and general corporate purposes. The Company recorded a non-cash expense of $92 and $10 to other operating expense and employee related costs, respectively, representing the excess of fair value of the December 2023 Units over the purchase price paid by Insider Investors.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

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

On June 24, 2024, the Company closed a non-brokered private placement (the “June 2024 Private Placement”) of units of the Company (the “June 2024 Units”). A total of 315,000 June 2024 Units were issued at a price per June 2024 Unit of $1.91, for total gross proceeds to the Company of $602. Each June 2024 Unit consists of one Common Share and one Warrant (“June 2024 Warrant”). Each June 2024 Warrant entitles the holder to acquire one Common Share at a price of $2.20 at any time prior to June 24, 2026. Proceeds of the June 2024 Private Placement will be used for continued advancement of the Elk Creek Project and for working capital and general corporate purposes.

The June 2024 Warrants were classified as an equity instrument and accordingly, the net proceeds of $602 were allocated based on the relative fair values of the Common Shares and the June 2024 Warrants on the date of issuance. The amount allocated to the fair value of the June 2024 Warrants was $161 and the balance of the proceeds of $441 was allocated to Common Shares. The fair value of the June 2024 Warrants issued was computed using the Black Scholes pricing model using the following assumptions: an expected life of 2.0 years, a risk-free interest rate of 4.73%, an expected volatility of 73.92%, and an expected dividend rate of 0%.

Fiscal Year 2023 Issuances

In addition to the Common Shares issued in connection with the GXII Transaction, as discussed in Note 5, the following Common Share issuances occurred during fiscal year 2023:

On April 28, 2023, the Company closed a registered direct offering and issued 314,465 Common Shares for $2,000, before deducting share issuance costs of $172. The Common Shares were sold pursuant to a securities purchase agreement, dated April 26, 2023, between the Company and a fund managed by Kingdon Capital Management, LLC.

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

b)	Stock Options

On January 19, 2024, the Company’s shareholders voted to approve an amendment and restatement of its long-term incentive plan (the “2017 Amended Long-Term Incentive Plan”) and the granting of incentive securities thereunder until January 19, 2027. Under the 2017 Amended Long-Term Incentive Plan, the Board may, in its discretion from time to time, grant options and share units (in the form of restricted share units and performance share units) to directors, employees and certain other service providers (as defined in the 2017 Amended Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board.

Subject to adjustment as described in the 2017 Amended Long-Term Incentive Plan, the aggregate number of Common Shares that may be reserved for issuance to participants under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units will not exceed 5% of the issued and outstanding Common Shares from time to time. The 2017 Amended Long-Term Incentive Plan limits the maximum number of Common Shares issued to insiders (as defined under TSX rules for this purpose) within any 1-year period, or issuable to insiders at any time, in the aggregate, under all security-based compensation arrangements (including the 2017 Amended Long-Term

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

Incentive Plan) to 10% of the then issued and outstanding Common Shares. The 2017 Amended Long-Term Incentive Plan also limits the aggregate number of Common Shares that may be reserved for issuance to any one participant under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, to 5% of the then issued and outstanding Common Shares (on a non-diluted basis). Subject to the adjustment provisions of the 2017 Amended Long-Term Incentive Plan, the aggregate number of Common Shares actually issued or transferred by the Company upon the exercise of incentive stock options will be limited as described above.

The Board has power over the granting, amendment, administration, or settlement of any award.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Balance, June 30, 2023	1,541,500	$7.19
Granted	1,625,000	2.99
Exercised	(7,800)	3.95
Cancelled/expired	(663,200)	5.88
Balance, June 30, 2024	2,495,500	$4.78	$-	3.44 years

As of June 30, 2024, 100% of the outstanding stock options were fully vested. The total intrinsic value of options exercised during the year ended June 30, 2024 was immaterial, and as of June 30, 2024, there were no unrecognized compensation costs related to unvested share-based compensation arrangements granted. The Company recognized share-based compensation expense of $2,779 and $1,794 for the years ended June 30, 2024 and 2023, respectively.

The following table summarizes the weighted average information and assumptions used to determine option costs:

	Year ended June 30,
	2024	2023
Fair value per option granted during the period	$1.71	$3.09
Risk-free interest rate	4.25%	3.30%
Expected dividend yield	0%	0%
Expected stock price volatility (historical basis)	63.2%	63.6%
Expected option life in years	5.0	3.0

Prior to January 1, 2024, the Company concluded that under ASU 718, Compensation – Stock Compensation (Topic 718), Options previously issued on December 31, 2021, May 30, 2022, and March 27, 2023, which included a C$ strike price should remain equity-classified as management determined that the Options qualified for an exemption from liability classification as the Options were denominated in a currency in which a substantial portion of the Company’s equity securities traded. Effective January 1, 2024, the Company determined that due to historically decreasing trading volume on the TSX, this exemption no longer applied and accordingly, these Options were classified as a liability based on their fair values on that date. The Company recorded a mark-to-market gain of $147 in other operating expenses related to these option liabilities for the year ended June 30, 2024. The associated liability related to these Canadian-denominated Options was nil at June 30, 2024.

On March 28, 2024, the Board approved a modification to Options previously issued on March 27, 2023, with dual strike prices of $6.95 and C$9.52, under which the option to exercise in C$ was removed. No other terms or conditions were amended by the Board. Based on this amendment, the Company re-classified these Options to equity on March 28, 2024, based on their fair value on that date.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

c)	Warrants

Warrant transactions are summarized as follows. Weighted average exercise prices related to Canadian dollar denominated warrants were converted to U.S. dollars using end of period foreign currency exchange rates.

	Warrants	Weighted Average Exercise Price
Balance, June 30, 2022	1,851,622	$8.99
Granted:
Yorkville financing warrants	1,789,267	8.94
GXII warrants	15,666,626	11.50
Expired	(491,211)	11.67
Balance, June 30, 2023	18,816,304	10.98
Granted	1,593,817	3.33
Expired	(1,846,560)	8.67
Balance, June 30, 2024	18,563,561	10.53

At June 30, 2024, the Company has outstanding exercisable warrants, as follows:

Number	Exercise Price	Expiry Date
855,800	C$9.70	February 19, 2025
447,318	$8.94	(1)
250,000	$4.60	September 1, 2025
413,432	$3.54	December 22, 2025
315,000	2.20	June 24, 2025
615,385	$3.25	April 12, 2027
15,666,626	$11.50	March 17, 2028
18,563,561

(1)	Expires in 3 equal monthly tranches on July 17, 2024, August 17, 2024, and September 17, 2024.

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

Public Warrants

The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, (ii) the last reported sale price of the Common Shares equals or exceeds approximately $16.10 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders and (iii) there is an effective registration statement covering the Common Shares issuable upon exercise of the Public Warrants, and a current prospectus relating thereto, available through the redemption date. Upon issuance of a redemption notice by the Company, the warrant holders will have until the redemption date to exercise for cash, or, at the Company’s election, on a cashless basis. The Public Warrants are not precluded from equity classification and are accounted for as such on the date of issuance, and each balance sheet date thereafter. Because the 2023 Transactions resulted in an excess of liabilities over assets acquired, no value was ascribed to the Public Warrants.

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

The Company accounts for the Private Warrants assumed in the 2023 Transactions in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Warrants do not meet the criteria for equity treatment thereunder, each Private Warrant must be recorded as a liability. This liability is carried as a component of Warrant Liabilities on the consolidated balance sheet and is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the consolidated statement of operations and comprehensive loss. The Company will reassess the classification at each balance sheet date.

The Company classifies Private Warrants as Level 2 instruments under the fair value hierarchy and estimated the fair value using a Black Scholes model with the following assumptions:

Key Valuation Input	June 30, 2024	June 30, 2023	March 17, 2023
Stock price on valuation date	$1.73	$5.03	$7.00
Strike price	$11.50	$11.50	$11.50
Implied volatility of Public Warrants	69.0%	33.5%	19.5%
Risk free rate	4.45%	4.18%	3.47%
Dividend yield	0%	0%	0%
Expected warrant life in years	3.7	4.7	5.0

The change in the Private Warrants liability is presented below:

Amount
Initial valuation, March 17, 2023	$2,987
Change in valuation	292
Valuation at June 30, 2023	3,279
Change in valuation	(1,926)
Valuation at June 30, 2024	$1,353

d)	Yorkville Equity Facility Financing

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

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

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

Pursuant to the terms of the Yorkville Equity Facility Financing Agreement, NioCorp issued 81,213 of Common Shares (the “Commitment Shares”) valued at $650 to Yorkville as consideration for its irrevocable commitment to purchase Common Shares under the Yorkville Equity Facility Financing Agreement. On June 9, 2023, NioCorp issued and sold 100,000 Common Shares to Yorkville under the Yorkville Equity Facility Financing Agreement. Additionally, NioCorp is required to pay Yorkville an aggregate fee of $1,500 in cash (the “Cash Fee”), including $500 that NioCorp paid on the Closing Date and an additional $250 NioCorp was paid as of June 30, 2023. NioCorp will pay the remaining $750 balance in installments over a 12-month period following the Closing Date, provided that it will have the right to prepay without penalty all or part of the remaining installments of the Cash Fee at any time. In addition, legal and other costs of $496 were incurred in connection with the Yorkville Equity Facility Financing and were expensed on the effective date. The following amounts related to the Yorkville Equity Facility Financing Agreement were expensed as other operating costs during the year ended June 30, 2023:

Amount
Yorkville Cash Fee	$1,500
Fair value of Commitment Shares issued	650
Legal and other related costs	496
Costs expensed to other operating expense	$2,646

12.	RELATED PARTY TRANSACTIONS AND BALANCES

The Company was party to a non-revolving credit facility agreement (the “Smith Credit Facility”) with Mark Smith, Chief Executive Officer, President, and Executive Chairman of NioCorp, which expired on June 30, 2023. The Smith Credit Facility bore interest at a rate of 10% and drawdowns from the Smith Credit Facility were subject to a 2.5% establishment fee. Amounts outstanding under the Smith Credit Facility were secured by all of the Company’s assets pursuant to a general security agreement.

Changes in the Smith Credit Agreement principal balance are as follows:

For the year ending June 30,2023
Beginning balance	$2,000
Amounts advanced	1,130
Repayments	(3,130)
Balance, end of period	$-

On March 22, 2023, the Company repaid Mr. Smith $1,841 of principal borrowed under the Smith Credit Facility. This repayment was made out of funds transferred to the Company from the GXII trust account on the Closing Date. The Company repaid the remaining principal balance of $1,289 on May 31, 2023. Accounts payable and accrued liabilities as of June 30, 2024 includes $28 of origination fees payable under the Smith Credit Agreement. During fiscal year 2023 the Company paid a total of $183, representing accrued interest on the Smith Credit Agreement.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

13.	EXPLORATION EXPENDITURES

	For the year ended June 30,
	2024	2023
Feasibility study and engineering	$353	$410
Field management and other	503	738
Metallurgical	1,678	4,174
Geologists and field staff	18	26
Total	$2,552	$5,348

14.	LEASES

Effective February 2023, the Company entered into a 39-month corporate office lease extension and recognized a corresponding ROU asset and lease liability of $198 associated with this extension, based on a discount rate of 16%.

As of June 30, 2024 and 2023, the Company had one corporate office lease with a remaining lease term of 2.6 years and 3.6 years, respectively. During the year ended June 30, 2024 and 2023, operating cash flows included cash payments of $71 and $93, respectively related to the measurement of lease liabilities.

The Company incurred lease costs as follows:

	For the year ended June 30,
	2024	2023
Operating Lease Cost:
Fixed rent expense	$90	$83
Variable rent expense	14	13
Short term lease cost	9	10
Sublease income	(32)	(33)
Net lease cost – other operating expense	$81	$73

The maturity of lease liabilities is as follows at June 30, 2024:

Fiscal Year Lease Maturities
2025	96
2026	98
2027	50
Total lease payments	244
Less amount of payments representing interest	(44)
Present value of lease payments	200
Less current portion of operating lease liability	(95)
Noncurrent operating lease liability	$105

15.	INCOME TAXES

Domestic and foreign components of loss before income taxes for the years ended June 30, 2024 and 2023 are as follows:

	For the year ended June 30,
	2024	2023
Canada	$8,319	$34,606
United States	3,679	6,006
United Kingdom	39	-
Total	$12,037	$40,612

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

The following table is a reconciliation of income taxes at statutory rates:

	For the year ended June 30,
	2024	2023
Loss before income taxes	$12,037	$40,612
Combined Canadian federal and provincial statutory income tax rate	27%	27%
Income tax benefit at statutory tax rates	3,250	10,965
Foreign rate differential	(62)	(131)
Earnout shares liability	1,810	(2,841)
Warrant liability	506	(1,518)
GXII transaction costs	-	(925)
Share based compensation	(747)	(412)
Accretion expense	(1,138)	(496)
Convertible note valuation	(607)	-
Loss on debt extinguishment	-	(54)
Capital loss rate differential	-	(2)
Change in estimates related to prior years	(160)	14
Other	5	45
Change in valuation allowance	(2,718)	(4,341)
Income tax benefit	$139	$304

Income tax benefit for the year ends June 30, 2024 and 2023 were derived solely from our U.S. operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes are as follows:

	As of June 30,
	2024	2023
Deferred tax assets
Net operating losses available for future periods	$14,177	$11,893
Mineral interests	9,438	9,477
Startup and organizational costs	1,987	2,132
Research and development costs	1,419	1,060
Share issuance/financing costs	635	446
Capital losses available for future periods	456	419
Other	69	36
Total deferred tax assets	28,181	25,463
Valuation allowance	(28,181)	(25,463)
Net deferred tax assets	$-	$-

Changes in the valuation allowance are as follows:

	For the year ended June 30,
	2024	2023
Valuation allowance, beginning of year	$(25,463)	$(18,948)
Current year additions	(2,718)	(4,341)
Startup and organizational costs acquired	-	(2,174)
Valuation allowance, end of year	$(28,181)	$(25,463)

The Company acquired a federal income tax payable of $443 in connection with the GXII Transaction. As a result of a post-transaction loss at ECRC, partial releases of the valuation allowance attributed to the reduction of the acquired federal income tax payable of $139 and $304 were recorded as an income tax benefit in the consolidated statement of operations and comprehensive loss for the year ended June 30, 2024 and 2023, respectively. The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $28,181 at June 30, 2024, relates mainly to net

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

operating loss carryforwards in Canada and mineral interests due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not.

The Company has the following cumulative net operating losses for Canadian and U.S. income tax purposes and these carryforwards will generally expire between 2028 and 2044. As a result of the Tax Cuts and Jobs Act of 2017, U.S. tax losses incurred for our tax years ending on and after June 30, 2019, totaling $3,924, have no expiration.

	As of June 30,
Jurisdiction	2024	2023
Canada	$47,623	$40,267
United States	4,905	3,491
United Kingdom	39	-
Total	$52,567	$43,758

In addition, the Company has a Canadian capital loss carryforward of $3,388 as of June 30, 2024, which has no expiration date and can be used to offset future capital gains, and U.S. state net operating loss carryforwards of $7,018 as of June 30, 2024 which generally expire between 2031 and 2044.

At June 30, 2024 and 2023, we had no undistributed earnings of foreign subsidiaries that would be subject to income tax upon distribution to Canada from a foreign subsidiary. As such, as of June 30, 2024 and 2023, we did not provide for deferred taxes on any such earnings of our foreign subsidiaries.

The Company had no unrecognized tax benefits as of June 30, 2024 or 2023. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in its income tax provision. The Company has not recognized any interest or penalties in the fiscal years presented in these consolidated financial statements. The Company is subject to income tax in the U.S. federal jurisdiction, the United Kingdom, and Canada. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024, and 2023, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,012	$2,012	$-	$-
Investment in equity securities	4	4	-	-
Total	$2,016	$2,016	$-	$-
Liabilities:
April 2024 notes	$7,089	$-	$-	$7,089
Earnout Shares liability	3,817	-	-	3,817
Warrant liabilities	4,016	-	1,651	2,365
Total	$14,922	$-	$1,651	$13,271

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,341	$2,341	$-	$-
Investment in equity securities	9	9	-	-
Total	$2,350	$2,350	$-	$-
Liabilities:
Earnout Shares liability	$10,521	$-	$-	$10,521
Warrant liabilities	4,989	-	3,279	1,710
Total	$15,510	$-	$3,279	$12,231

The Yorkville Convertible Debt Financing discussed in Note 9 was initially recorded at fair value, which represented a nonrecurring fair value measurement using a Level 3 input. At June 30, 2024, the estimated fair value of this instrument approximated carrying value given that the instrument was issued in March 2023 and has a short time period until maturity.

17.	SUBSEQUENT EVENTS

Yorkville Consents

On September 4, 2024, NioCorp entered into (i) a consent and waiver (the “Yorkville Consent”) to the April 2024 Note issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement and (ii) a consent and waiver (together with the Yorkville Consent, the “Consents”) to the April 2024 Note issued and sold to Lind Global Fund II LP pursuant to the April 2024 Purchase Agreement. The Consents, among other things, reduced the amounts due to the April 2024 Purchasers on September 1, 2024 by an aggregate of $1,176 to an aggregate of $336, increased the amounts due to the April 2024 Purchasers on December 1, 2024 by an aggregate of $1,176, and prospectively waived any term of the April 2024 Notes that would otherwise be triggered upon a failure of the Company to pay to the April 2024 Purchasers the remainder of the amount due on September 1, 2024. Except as modified by the Consents, the terms of the April 2024 Notes as previously disclosed are unchanged.

Smith Loan Agreement

On September 11, 2024, the Company and Mark Smith entered into a Loan Agreement (the “Smith Loan Agreement”) pursuant to which Mr. Smith agreed to make available to the Company a non-revolving, multiple draw credit facility of up to $2,000 (the “Loan”). The Loan is non-revolving and amounts paid back under the terms of the Smith Loan Agreement do not again become available for drawdowns at the request of the Company.

The Company will pay interest to Mr. Smith on amounts outstanding under the Loan and on any overdue interest at a rate equal to 10% per annum, calculated monthly in arrears, through to the date of repayment of the Loan. Mr. Smith

NioCorp Developments Ltd.

Notes to Consolidated Financial Statements

June 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data)

will also receive an establishment fee equal to 2.5% of the amount of any drawdown payable at the time of the drawdown as consideration of the advancement of such drawdown. Any outstanding balance on the Loan, including accrued interest, shall be immediately due and payable by the Company on the earlier of the date of expiration of the Smith Loan Agreement on June 30, 2025 and the occurrence of an event of default (the “Due Date”). The Company can repay the Loan at any time without notice and without penalty, but any amount of principal or interest repaid by the Company prior to the Due Date will be subject to an early payment fee of 2.5% of the value of any such payment. Amounts outstanding under the Smith Loan Agreement are secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith, dated September 11, 2024.

Lind Consent Warrant Issuance

On September 17, 2024, the Company’s Common Share price was below the threshold price set forth in the Lind Consent, and accordingly, the Company issued 2,816,742 Contingent Consent Warrants to Lind. Each Contingent Consent Warrant is exercisable for one Common Share at an exercise price of $2.308 and may be exercised at any time prior to their expiration on September 17, 2028. The number of Contingent Consent Warrants issued was based on $5,000 divided by the five-day volume weighted average price of the Common Shares on September 16, 2024.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, the CEO and the CFO have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, our CEO and CFO have concluded that the audited consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

The management of NioCorp Developments Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, the CEO and the CFO have concluded that, as of June 30, 2024, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 continued to exist as of June 30, 2024. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

●	Control Environment: The Company does not have sufficient personnel with the appropriate levels of knowledge, experience, and training in accounting and internal control over financial reporting commensurate with the complexity of the Company’s financing transactions and associated reporting requirements. This material weakness contributed to additional material weaknesses further described below.

●	Risk Assessment: The Company does not have a formal process to identify, update, and assess financial reporting risks due to changes in the Company’s business practices, including entering into increasingly complex transactions that could significantly impact the design and operation of the Company’s control activities.

●	Control Activities: Management did not maintain effective controls over:

○	monitoring and assessing the work of third-party specialists, including the evaluation of the appropriateness of accounting conclusions, and

○	the evaluation of certain inputs and assumptions used to estimate the fair value of instruments and features associated with complex debt and equity transactions.

●	Monitoring Activities: Management did not appropriately:

○	select, develop, and perform ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and

○	evaluate and communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

As previously disclosed, these material weaknesses resulted in errors that required the restatement of Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021, as well as the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended September 30, 2021, December 31, 2021, March 31, 2022, September 30, 2022 and December 31, 2022. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

Remediation Plan

To address our material weaknesses existing as of June 30, 2024, we have implemented a detailed plan to address each individual material weakness identified, including the following:

●	We have, and will continue to, engage outside accounting and internal control consultants with subject matter expertise to supplement our level of knowledge, experience, and training in accounting and internal control over financial reporting.

●	We plan to develop a formal risk assessment process to ensure that it is robust and frequent enough for the Company’s business, including the identification of risks, the level of detail in our risk assessment, and the clarity of the linkage between risks and internal controls associated with the material weaknesses. The results of this effort are expected to enable us to effectively identify, develop, evolve and implement controls and procedures to address risks.

●	We plan to develop and provide incremental training to the accounting and financial reporting team regarding accounting for and valuation of complex financial instruments.

●	Management will develop a monitoring program to periodically evaluate and assess whether those responsible for controls are conducting their activities in accordance with their design, such that there is contemporaneous evidence that the controls are present and functioning and will communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Unregistered Sales of Equity Securities

Lind Contingent Consent Warrant Issuance

On September 17, 2024, the Company's Common Share price was below the threshold price set forth in the Lind Consent, and accordingly, the Company issued 2,816,742 Contingent Consent Warrants to Lind. Each Contingent Consent Warrant is exercisable for one Common Share at an exercise price of $2.308 and may be exercised at any time prior to their expiration on September 17, 2028. The number of Contingent Consent Warrants issued was based on $5.0 million divided by the five-day volume weighted average price of the Common Shares on September 16, 2024.

The Contingent Consent Warrants were issued as part of the consideration for entering into the Lind Consent, which included the following principal terms: (i) the consent of Lind to the GXII Transaction and Yorkville Financings disclosed in the notes to the consolidated financial statements included in Part II, Item 8 hereof, including all actions taken by NioCorp as set out in the Business Combination Agreement to permit the completion of the 2023 Transactions; (ii) the consent of Lind to NioCorp’s expected cross-listing to the Nasdaq and the consolidation of the Common Shares in order to meet the minimum listing requirements thereof; (iii) the waiver of Lind of its participation right for up to 15% of the total offering in the Yorkville Equity Facility Financing; and (iv) the waiver of Lind of certain restrictive covenants in the Lind III Agreement.

As consideration for entering into the Lind Consent, Lind received, amongst other things: (i) the right to receive a payment of $500, which would have been reduced to $200 if the 2023 Transactions had not been consummated on or before April 30, 2023 (collectively, the “Consent Payment”); (ii) an extension of its existing participation rights under the Lind III Agreement in future financings of NioCorp for a further two-year period, subject to certain exceptions as well as an extension of such participation rights beyond the additional two-year period if Yorkville or any affiliate is a party to any such applicable transaction; and (iii) the right to receive Contingent Consent Warrants if on the date that is 18 months following the Closing Date, the closing trading price of the Common Shares on the TSX or such other stock exchange on which such shares may then be listed, is less than C$10.00 (on a post-Reverse Stock Split basis), subject to adjustments. The Lind Consent was signed as an amendment to the existing Lind III Agreement.

The Contingent Consent Warrants were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof based upon the representations and warranties of Lind in the Lind III Agreement.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of September 20, 2024, the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years.

Name	Age	Position	Date of Appointment
Mark A. Smith	65	Chief Executive Officer, President, Executive Chairman, and Director	Chief Executive Officer and Director: September 23, 2013 President and Executive Chairman: May 31, 2015
Neal Shah	50	Chief Financial Officer and Corporate Secretary	Chief Financial Officer: July 1, 2016 Corporate Secretary: December 3, 2021
Scott Honan	53	Chief Operating Officer	May 6, 2014
Jim Sims	63	Chief Communications Officer	November 2, 2015
Michael J. Morris	78	Lead Director	July 27, 2014
David C. Beling	83	Director	June 6, 2011
Nilsa Guerrero-Mahon	63	Director	September 28, 2017
Dean C. Kehler	67	Director	March 17, 2023
Michael G. Maselli	64	Director	March 17, 2023
Peter Oliver	61	Director	May 25, 2022

The following sets forth a brief description of the business experience of each executive officer and director of the Company, including current directorships and directorships held in, at least, the past five years for each director:

Mark A. Smith – Executive Chairman, Director, President, and Chief Executive Officer

Mr. Smith has over 42 years of experience in operating, developing, and financing mining and strategic materials projects in the Americas and abroad. In September 2013, he was appointed CEO and a Director of NioCorp. From April 2015 to September 2019, Mr. Smith served as the President and Director for Largo Resources Ltd. (“Largo”), a mineral company with an operating property in Brazil and projects in Brazil and Canada. In addition, from April 2015 to October 2018, Mr. Smith also served as the CEO of Largo. Mr. Smith has also served on the board of directors of IBC Advanced Alloys Corp., a leading beryllium and copper advanced alloys company (“IBC”), since May 2016 and as CEO of IBC since July 2020. From October 2008 through December 2012, Mr. Smith served as President, CEO and Director of Molycorp, Inc., a rare earths producer (“Molycorp”), where he was instrumentally involved in taking it from a private company to a publicly traded company with a producing mine. From November 2011 through May 2015, he served on the board of directors at Avanti Mining, a mining company (TSX-V: AVT; Avanti Mining changed its name to AlloyCorp in early 2015). From December 2012 through September 2013, he served as the Managing Director of KMSmith LLC, a business strategy and finance advisory firm, where he served as a consultant.

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

Scott Honan – Chief Operating Officer

Mr. Honan joined NioCorp in May 2014 as Vice President, Business Development, and since July 2020, has served as the Company’s Chief Operating Officer (“COO”). He also serves as President of Elk Creek Resources Corporation, the NioCorp subsidiary that is developing the Elk Creek Project in Nebraska. Prior to his work at NioCorp, Mr. Honan served in several leadership capacities at Molycorp from February 2001 until May 2014, including as Vice President/Director Health, Environment, Safety and Sustainability and General Manager and Environmental Manager from July 2011 to May 2014. With over 31 years of experience in the gold and rare earth industries, Mr. Honan is a graduate of Queen’s University in Mining Engineering in both Mineral Processing (B.Sc. Honors) and Environmental Management (M.Sc.) disciplines.

Jim Sims – Chief Communications Officer

Mr. Sims has more than 31 years of experience in devising and executing marketing, media relations, public affairs, and investor relations operations for companies in the mining, chemical, manufacturing, utility, and renewable energy sectors. He joined NioCorp in November 2015 as Vice President, External Affairs, and now serves as its Chief Communications Officer, effective June 7, 2022. Prior to NioCorp, Mr. Sims served for more than five years as Director (and then Vice President) of Corporate Communications for Molycorp from March 2010 through November 2015. Since May 2016, Mr. Sims has also served as Director of Investor and Public Relations for IBC. Mr. Sims was President and CEO of Policy Communications, Inc. from 1998 until 2010, and served as White House Director of Communications for the Energy Policy Development Group. A former U.S. Senate Chief of Staff, he is the co-founder and former Executive Director of the Geothermal Energy Association, and he has served as Board Chairman of the Rare Earth Technology Alliance. He is an honors graduate of Georgetown University.

Michael J. Morris – Director

Mr. Morris was formerly the Chairman of the board of directors of Heritage Oaks Bankcorp (“Heritage Oaks”), the holding company of Heritage Oaks Bank. When Heritage Oaks Bank merged with Pacific Premier Bancorp on April 1, 2017, Mr. Morris became a member of the Pacific Premier Bancorp’s board of directors, a position he held until May 31, 2020. He joined Heritage Oaks’ board of directors in January 2001 and assumed the board’s chairmanship in 2007. In addition, Mr. Morris has worked since 1972 at Andre, Morris & Buttery, a professional law corporation, where he serves as Senior Principal and has served as Chairman of the board since 2005. From 2000 to late 2006, Mr. Morris served on the board of Molycorp, a rare earths producer, which at the time was a wholly owned subsidiary of Unocal and then Chevron Mining. Mr. Morris was the only independent director of Molycorp at that time. Mr. Morris is a graduate of Georgetown University and received his law degree from the University of San Francisco School of Law. He has practiced business and environmental law for over 41 years. Mr. Morris served as a member of the Board of Governors and Vice President of the State Bar of California. He served as a 1st Lieutenant in the U.S. Army from 1970 to 1972.

David C. Beling – Director

Mr. Beling is a Registered Professional Mining Engineer with 59 years of project and corporate experience. He has served as a director on the boards of 14 mining companies starting in 1981, including NioCorp since 2011. Mr. Beling is the owner of D.C. Beling & Assoc., LLC, which provides strategic advisory, project, and corporate development services to the mining industry. His previous employment and consulting included 14 years with five major mining companies and then 44 years with 30+ U.S. and Canadian junior mining companies. He was the President, CEO, and Director of Bullfrog Gold Corp. from 2011 until October 2020; and the Executive Vice President and COO of Geovic Mining Corp. from 2004 through 2010. Mr. Beling has examined, significantly reviewed, or been directly involved with 90 underground mines, 136 open pit mines, and 174 process plants in the global metal, energy, and industrial mineral sectors.

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

Dean C. Kehler – Director

Mr. Kehler co-founded Trimaran Fund Management, L.L.C. (“Trimaran Fund”) in 1998, where he is a Managing Partner, and serves as a Manager of Trimaran Fund II. Mr. Kehler was also the Co-Chairman and Chief Executive Officer of GX Acquisition Corp. II, a position he held from August 2018 to March 2023. From 1995 to 2000, Mr. Kehler held senior positions at Canadian Imperial Bank of Commerce (“CIBC”), including Vice Chairman of CIBC World Markets Corp. Mr. Kehler currently serves on the Boards of Directors of Portman Ridge Finance Corporation (formerly KCAP Financial Inc.) and Celularity, Inc. Within the last five years, he has served a director of Inviva Inc.,

Security First Corp. and Graphene Frontiers, LLC. He holds a bachelor’s degree from the Wharton School of the University of Pennsylvania.

Michael G. Maselli – Director

Mr. Maselli is a managing director of Trimaran Fund, a position he has held since 2006, and was the President of Acquisitions of GX Acquisition Corp. II from August 2018 to March 2023. Before joining Trimaran Fund in February 2006, Mr. Maselli worked in the Corporate and Leverage Finance Groups of CIBC World Markets. Prior to joining CIBC in 1997, Mr. Maselli served as a Managing Director in Bear Stearns’ corporate finance group and, prior to that, as a Vice President at Kidder Peabody & Co. Incorporated. Since 2010, Mr. Maselli served on the board of directors of El Pollo Loco Holdings from 2010 to 2024, and he served as their Chairman of the Board from 2011 to 2023.  He served on the board of ChanceLight, Inc. (f/k/a Educational Services of America, Inc.) until 2018. From 2013 to 2015, he served on the board of directors of Norcraft Companies, Inc., and also served on the board of managers of its predecessor company beginning in 2003. Additionally, Mr. Maselli served on the board of directors of Standard Steel, LLC, and was director as well as Chairman of the Board of CB Holding Corp. Mr. Maselli received an MBA with distinction from The A.B. Freeman School at Tulane University and a bachelor’s degree in economics from the University of Colorado.

Other Directorships

The following is a list of directorships held over the past five years by our directors. Except as listed below, no directors of the Company are also directors of reporting issuers.

Name of Director	Other Reporting Issuer (or equivalent)	Exchange
David C. Beling	Bullfrog Gold	CSE
Michael J. Morris	Pacific Premier Bancorp	Nasdaq
Mark A. Smith	IBC Advanced Alloys Corp.	TSX-V
Peter Oliver	Latin Resources	ASX
Dean C. Kehler	El Pollo Loco Holdings, Inc.	Nasdaq
	Portman Ridge Finance Corporation	Nasdaq
	Celularity, Inc.	Nasdaq
	GX Acquisition Corp. II	Nasdaq
Michael G. Maselli	El Pollo Loco Holdings, Inc.	Nasdaq

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

Insider Trading Policy

The Board has also adopted an insider trading policy (the “Insider Trading Policy”) to help ensure, among other things: (i) that persons to whom the policy applies understand their obligations to preserve the confidentiality of

“Material Nonpublic Information” (as defined in the Insider Trading Policy); (ii) strict compliance by all insiders with all requirements relating to the reporting of insider trading and with respect to trading when in possession of “Material Nonpublic Information”; and (iii) that individuals subject to scheduled and unscheduled blackout periods adhere to the restrictions on trading as set out in the Insider Trading Policy.

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

Audit Committee and Audit Committee Financial Experts

Our Audit Committee is currently comprised of Nilsa Guerrero-Mahon, Michael J. Morris, and Michael Maselli, all of whom are independent directors. Our Board has determined that each of the three members are audit committee financial experts, as defined by the rules of the SEC. Further, all Audit Committee members are financially literate as defined in NI 52-110. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets out the compensation for the fiscal years ended June 30, 2024 and 2023 for the individual who served as the Company’s CEO during fiscal year 2024, as well as the Company’s two other most highly compensated executive officers other than the CEO who were serving at the end of the last fiscal year (collectively, the “named executive officers”):

Fiscal 2024 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Total ($)
Mark A. Smith, Chief Executive Officer, President (2)	2024	$325,000	$ —	$641,250	$966,250
	2023	304,000	100,000	216,300	620,300
Scott Honan, Chief Operating Officer	2024	280,000	—	427,500	707,500
	2023	265,000	50,000	123,600	438,600
Neal Shah, Chief Financial Officer and Corporate Secretary	2024	250,000	—	427,500	677,500
	2023	227,500	50,000	123,600	401,100

(1)	Reflects the grant date fair value of the stock options (“Options”) granted during the reported fiscal years. Fiscal year 2024 grants consisted of 375,000 Options for Mr. Smith and 250,000 Options for each of Messrs. Honan and Shah, in each case at an exercise price of $2.99 per share. Fiscal year 2023 grants consisted of 70,000 Options for Mr. Smith and 40,000 Options for each of Messrs. Honan and Shah, in each case at an exercise price of $6.95 per share. Grant date fair values were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 11 in the Company’s consolidated financial statements included in this Annual Report on Form 10-K. These Options were fully vested on the grant date and generally remain exercisable until a period of three or five years after the grant date.

(2)	Disclosed amounts were paid to 76 Resources, LLC, an entity controlled by Mr. Smith, as further described below under “Employment Agreements and Severance Arrangements.”

Narrative Disclosure to Summary Compensation Table

Compensation Governance

The Company’s Compensation Committee determines the amount of compensation for the Company’s executives, which is designed to reflect the need to provide incentives and compensation for the time and effort expended by the executives while taking into account the financial and other resources of the Company. The Compensation Committee has the authority to engage and compensate, at the expense of the Company, any outside advisor that it determines to be necessary to permit it to carry out its duties (including compensation consultants and advisers), and generally utilized information provided by Insperity PEO Services LP (“Insperity”), the Company’s Professional Employer Organization, in February 2023, to assess employee salaries relative to industry and market peers and engaged Bedford Resources Inc. (“Bedford”) in November 2023 to provide competitive data in executive compensation. The Company has assessed the independence of both Insperity and Bedford, and has found no conflicts of interest raised by their work.

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

The Compensation Committee has not established a formal set of benchmarks or performance criteria to be met by the Company’s named executive officers; rather, the members of the Compensation Committee use the information provided by Insperity and Bedford, and their own subjective assessments of the level of success of the Company to determine, collectively, whether or not the named executive officers are successfully achieving the Company’s business plan and strategy and the degree to which they have performed in that regard. The Compensation Committee has not established any set or formal formula for determining named executive officer compensation, either as to the amount thereof or the specific mix of compensation elements, and compensation (and adjustments from time to time) is set through informal discussions at the Compensation Committee level.

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

Bonus Compensation

The Board has discretion, where deemed appropriate and financially affordable for the Company, to grant a cash bonus to a named executive officer based on the performance of both the individual named executive officer and the Company. No cash bonuses were approved or paid for the named executive officers for fiscal year 2024.

Option-Based Awards

The incentive portion of each named executive officer’s compensation package consists primarily of Options awarded under the 2017 Amended Long-Term Incentive Plan. Share ownership opportunities through the grant of Options are provided to align the interests of senior management of the Company with the longer-term interests of the shareholders of the Company.

The 2017 Amended Long-Term Incentive Plan is administered by the Compensation Committee, and is intended to advance the interests of the Company through the motivation, attraction and retention of officers and other key employees, directors and consultants of the Company and affiliates of the Company and to secure for the Company and its shareholders the benefits inherent in the ownership of Common Shares of the Company by officers and other key employees, directors and consultants of the Company and affiliates of the Company. Grants of Options under the 2017 Amended Long-Term Incentive Plan are proposed and recommended by the CEO and reviewed by the Compensation Committee, or are proposed by the Compensation Committee. The Compensation Committee can approve, modify, or reject any proposed grants, in whole or in part. In general, the allocation of available Options among the eligible participants in the 2017 Amended Long-Term Incentive Plan is on an ad hoc basis, and there is no set formula for allocating available Options, nor is there any fixed benchmark or performance criteria to be achieved in order to receive an award of or vest in Options.

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

The Compensation Committee looks at the overall number of Options held by an individual (plus the exercise prices and remaining terms of existing Options and whether any previously granted Options have expired out of the money or were exercised) and takes such information into consideration when reviewing proposed new grants. After considering the CEO’s recommendations, if any, and the foregoing factors, the resulting proposed Option grant is then submitted to the Board for final approval.

During the fiscal year ended June 30, 2024, the Compensation Committee approved all recommendations for the grant of Options proposed by management, and the named executive officers were granted the following number of Options effective February 15, 2024, each with an exercise price per share of $2.99 per share: Mr. Smith, 375,000 Options; Mr. Honan, 250,000 Options; and Mr. Shah, 250,000 Options. These Options were fully vested and exercisable on the grant date and generally remain exercisable until five years after the grant date.

On March 28, 2024, the Board approved a modification to Options previously issued on March 27, 2023, with dual strike prices of $6.95 and C$9.52, under which the option to exercise in C$ was removed. No other terms or conditions were amended by the Board.

Employment Agreements and Severance Arrangements

The Company and KMSmith, LLC (“KMSmith”), an entity controlled by Mark A. Smith, entered into a Consulting Agreement effective September 23, 2013 (as amended, the “Smith Agreement”). On August 31, 2020, the Company, KMSmith and 76 Resources, Inc., an entity controlled by Mr. Smith, entered into a Contract Assignment and Novation Agreement, pursuant to which KMSmith assigned all of its rights under the Smith Agreement to 76 Resources, Inc. and 76 Resources, Inc. assumed all of KMSmith’s obligations under the Smith Agreement by novation. On August 1, 2021, the Company, 76 Resources, Inc. and 76 Resources, LLC, an entity controlled by Mr. Smith, entered into a Contract Assignment and Novation Agreement, pursuant to which 76 Resources, Inc. assigned all of its rights under the Smith Agreement to 76 Resources, LLC and 76 Resources, LLC assumed all of 76 Resources, Inc.’s obligations under the Smith Agreement by novation. Under the terms of the Smith Agreement, 76 Resources, LLC (as ultimate successor in interest to KMSmith), through Mr. Smith, performs the duties and responsibilities of the CEO of the Company and related services, for an indefinite term at a base rate of $325,000 per year, generally payable in equal monthly installments of $27,083. Any bonuses and incentive payments are payable at the discretion of the Board. Mr. Smith is eligible to receive Options under the 2017 Amended Long-Term Incentive Plan, as determined by the Board.

The Company may terminate the Smith Agreement at any time without notice or payment if (1) 76 Resources, LLC commits a material breach of the Smith Agreement (subject to a cure period in certain circumstances), (2) Mr. Smith dies or becomes permanently disabled, or (3) certain other “for cause” scenarios occur (as further described in the Smith Agreement). In the event the Smith Agreement is terminated by the Company for any other reason or if 76

Resources, LLC terminates the Smith Agreement on the occurrence of a Triggering Event, the Company shall pay 76 Resources, LLC a lump sum termination fee equal to the base fee in effect at the termination date as well as the average of any annual bonuses or other cash incentive payments for two calendar years immediately preceding the year the termination occurs. A Triggering Event is defined as: a substantial change in the nature of services to be performed by 76 Resources, LLC; a material breach by the Company of the Smith Agreement that is not remedied within 30 days of notice; the cessation of the Company as a going concern; the failure of the Company to pay a material amount due pursuant to the Smith Agreement within 30 days of the due date; or a material reduction in base fee or any other form of compensation payable by the Company to 76 Resources, LLC, except where all senior executives or consultants of the Company are subject to relatively similar reductions in such values. 76 Resources, LLC may terminate the Smith Agreement for a reason other than a Triggering Event on 90 days’ written notice and, should the Company immediately accept such termination notice, it shall pay 76 Resources, LLC the sum of $69,904. Should a change of control of the Company occur (as that term is defined in the Smith Agreement) and, within one year, either a Triggering Event occurs and 76 Resources, LLC terminates the Smith Agreement or 76 Resources, LLC’s engagement is terminated by the Company under circumstances that would give rise to a termination payment in the absence of a change of control, then 76 Resources, LLC shall be entitled to receive an amount equal to the base fee in effect at the termination date as well as the average of any annual bonuses or other cash payments for two calendar years immediately preceding the year the termination occurs. In the event 76 Resources, LLC is entitled to a termination payment with respect to a change of control, any Options previously granted to Mr. Smith shall become fully vested and shall remain exercisable for the original term of grant despite a termination of the services of 76 Resources, LLC. Termination payments under the Smith Agreement are generally contingent on a release of claims by 76 Resources, LLC. The Smith Agreement also includes customary confidentiality and six-month employee non-solicitation provisions.

If the Smith Agreement had been terminated by the Company for any reason other than as set out in the Smith Agreement, if 76 Resources, LLC terminated the Smith Agreement on the occurrence of a Triggering Event, or had a change of control of the Company occurred and within one year, either a Triggering Event occurred and 76 Resources, LLC terminated the Smith Agreement or 76 Resources, LLC’s engagement was terminated by the Company without the occurrence of a Triggering Event for any reason other than as set out in the Smith Agreement, effective as of June 30, 2024, 76 Resources, LLC (as ultimate successor in interest to KMSmith) would have been entitled to a payment of $375,000.

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

The Employment Agreement for Mr. Shah provides for an initial annual base salary of $220,000 per year, and Mr. Honan’s Employment Agreement provides for an initial annual base salary of $260,000 per year. The annual base salary rates for the Covered Officers will be reviewed at least annually for potential increases. As described above, the base salary rates of Messrs. Shah and Honan were increased in fiscal 2023 to $250,000 for Mr. Shah and $280,000 for Mr. Honan. The Employment Agreements also provide each of the Covered Officers with eligibility to participate in (1) any annual cash bonus plan and/or any long-term incentive compensation plan as may be established by the U.S. Affiliate or its affiliates, and (2) any employee benefit plan, program, or policy of the U.S. Affiliate or its affiliates as may be in effect for senior executives of the U.S. Affiliate or its affiliates generally. The Employment Agreements also include the following additional features: (1) severance benefits upon certain qualifying terminations of employment, consisting of: (a) for a qualifying termination of the Covered Officer’s employment by the U.S. Affiliate without Cause (as such term is defined in the Employment Agreements) that does not occur within two years after a Change in Control of the U.S. Affiliate (as defined in the Employment Agreements), certain accrued obligations, plus 12 months of salary continuation, and (b) for a qualifying termination of the Covered Officer’s employment by the U.S. Affiliate without Cause or by the Covered Officer for Good Reason (as such term is defined in the Employment Agreements) that occurs within two years after a Change in Control (a “Change in Control Termination”), certain accrued obligations, and a lump sum cash amount equal to two times the Covered Officer’s annual base salary as in effect at the time of such termination; and (2) a requirement that each Covered Executive execute a customary release of claims in favor of the U.S. Affiliate to receive severance compensation. In connection with the Covered Officers entering into the Employment Agreements each Covered Officer also entered into a restrictive covenant agreement (a “Restrictive Covenant Agreement”). The Restrictive Covenant Agreements include customary restrictive covenants, including non-competition and non-solicitation obligations that remain in effect both during the employment term and for one year following termination of the Covered Officer’s employment other than a Change in Control Termination (in which case the period will be two years following such Change in Control Termination), as well as other customary restrictive covenants, such as confidentiality provisions.

Stock Options Under the 2017 Amended Long-Term Incentive Plan

In accordance with the 2017 Amended Long-Term Incentive Plan, the Company granted Options to its named executive officers during the Company’s 2024 fiscal year; no other equity-based awards were granted to the named executive officers during the 2024 fiscal year.

The following table sets forth the outstanding equity awards for each named executive officer at June 30, 2024. The Company has not granted full value stock-based awards to any of its named executive officers.

Outstanding Equity Awards at 2024 Fiscal Year-End

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Mark A. Smith	12/17/2021	65,000	—	$9.94	(1)	12/17/2024
	03/27/2023	70,000	—	6.95		03/27/2026
	02/15/2024	375,000	—	2.99		02/15/2029

Scott Honan	12/17/2021	30,000	—	9.94	(1)	12/17/2024
	03/27/2023	40,000	—	6.95		03/27/2026
	02/15/2024	250,000	—	2.99		02/15/2029

Neal Shah	12/17/2021	30,000	—	9.94	(1)	12/17/2024
	03/27/2023	40,000	—	6.95		03/27/2026
	02/15/2024	250,000	—	2.99		02/15/2029

(1)	Option exercise price based on a spot exchange rate of C$1.3687 to US$1.00 on June 30, 2024.

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

Fiscal 2024 Director Compensation

One of the directors serving on the Board (Mark A. Smith) is also a named executive officer. For a description of the compensation paid to Mr. Smith, see “Fiscal 2024 Summary Compensation Table” above.

The following table sets forth all compensation the Company granted to our directors, other than Mr. Smith, for the fiscal year ended June 30, 2024:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
David C. Beling	$–	$85,500	$–	$85,500
Michael J. Morris	–	128,250	–	128,250
Nilsa Guerrero-Mahon	–	128,250	–	128,250
Peter Oliver	–	85,500	–	85,500
Dean C. Kehler	–	85,500	–	85,500
Michael G. Maselli	–	85,500	–	85,500
Anna Castner Wightman (2)	–	–	–	–

(1)	Reflects the grant date fair value of Options granted during the 2024 fiscal year, consisting of 75,000 Options each for Mr. Morris, and Ms. Guerrero-Mahon, and 50,000 Options each for Messrs. Beling, Oliver, Kehler, and Maselli, in each case at an exercise price of $2.99 per share, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 11 in the Company’s consolidated financial statements included in this Annual Report on Form 10-K. These Options were fully vested on the grant date and generally remain exercisable until three years after the grant date.

(2)	Ms. Wightman served as a member of the Board until January 19, 2024, and did not receive a grant of Options during the 2024 fiscal year.

For the fiscal year ended June 30, 2024, the directors of the Company did not receive any cash fees for serving on the Board. The directors of the Company have no standard compensation arrangements, or any other arrangements, with the Company, except as herein disclosed. Option grants are determined by the Compensation and Organization Committee of the Board (the “Compensation Committee”) on a discretionary basis each year. Executive officers of the Company who also act as directors of the Company do not receive any additional compensation for services rendered in such capacity. See “Fiscal 2024 Summary Compensation Table” above.

The aggregate number of Option awards outstanding at the end of fiscal year 2024 for each non-employee director who served during fiscal 2024 was as follows: Mr. Beling, 117,500 Options; Mr. Morris, 157,500 Options; Ms. Guerrero-Mahon, 150,000 Options; Mr. Oliver, 140,000 Options; Mr. Kehler, 50,000 Options; and Mr. Maselli, 50,000 Options. As of June 30, 2024, all the above Options were 100% vested.

Description of the 2017 Amended Long-Term Incentive Plan

On January 19, 2024, NioCorp’s shareholders approved the adoption of the 2017 Amended Long-Term Incentive Plan. Under the 2017 Amended Long-Term Incentive Plan, the Board may in its discretion from time-to-time grant stock options, share units (in the form of restricted share units (“RSUs”) and performance share units (“PSUs”)) and dividend equivalents to non-employee directors, employees and certain other service providers (as further described in the 2017 Amended Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board. Subject to adjustment as provided in the 2017 Amended Long-Term Incentive Plan, the aggregate number of Common Shares that may be reserved for issuance to participants under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units shall not exceed 5% of the issued and outstanding Common Shares from time to time. Further, the aggregate number of Common Shares reserved for issuance to any one participant under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, must not exceed 5% of the then issued and outstanding Common Shares (on a non-diluted basis). The maximum number of Common Shares (1) issued to insiders (for purposes of the Toronto Stock Exchange Company Manual) within any one-year period and (2) issuable to insiders at any time, under the 2017 Amended Long-Term

Incentive Plan, or when combined with the Company’s other security-based compensation arrangements, will not exceed 10% of the number of the then issued and outstanding Common Shares.

The following table presents the burn rates for the 2017 Amended Long-Term Incentive Plan since inception:

Fiscal Year Ending June 30	Number of awards granted (1)	Weighted average number of Common Shares outstanding	Burn rate
2024	1,625,000	34,320,024	4.7%
2023	578,000	28,705,840	2.0%
2022	447,500	26,373,722	1.7%
2021	370,000	24,196,711	1.5%
2020	—	23,461,012	0.0%

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Shares of NioCorp for the following: (1) each person who is known by NioCorp to beneficially own more than 5% of the outstanding shares of NioCorp’s Common Shares; (2) each of the named executive officers (as defined in the “Fiscal 2024 Summary Compensation Table,” above); (3) each of NioCorp’s directors; and (4) all directors and executive officers of NioCorp as a group.

Beneficial ownership of Common Shares in the table below is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Common Shares. Common Shares that may be acquired by an individual or group within 60 days of September 20, 2024, pursuant to the exercise of options to purchase Common Shares (“Options”), the exercise of Common Share purchase warrants (“Warrants”) or the exchange of shares of Class B common stock of ECRC (formerly known as GXII), are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 38,660,244 Common Shares outstanding as of September 20, 2024. Unless otherwise noted in the table below, Options vested at the grant date.

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

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership (1)		Percent of Common Shares
Mark A. Smith, PE, Esq. Highlands Ranch, Colorado, USA	Chief Executive Officer, President, Executive Chairman and Director	2,645,397	(2)	6.75%
Neal Shah Superior, Colorado, USA	Chief Financial Officer and Corporate Secretary	395,032	(3)	1.01%
Scott Honan Centennial, Colorado, USA	Chief Operating Officer	375,762	(4)	*
Jim Sims Golden Colorado, USA	VP – External Affairs	377,928	(5)	*
Michael J. Morris San Luis Obispo, California, USA	Lead Director	219,698	(6)	*
David C. Beling Grand Junction, Colorado, USA	Director	189,513	(7)	*
Nilsa Guerrero-Mahon Brighton, Colorado, USA	Director	196,068	(8)	*
Dean Kehler New York, New York, USA	Director	3,500,369	(9)	8.32%
Michael Maselli Pelham, New York, USA	Director	588,235	(10)	1.50%
Peter Oliver Bunbury, Western Australia, Australia	Director	140,000	(11)	*
All current directors, executive officers and named executive officers as a group (11 persons)		8,628,002		19.28%
Cooper Road, LLC Miami Beach, Florida, USA		3,126,231	(12)	7.48%

* Represents ownership of less than 1%.

(1)	Calculated in accordance with Rule 13d-3 of the Exchange Act.

(2)	As of September 20, 2024, Mr. Smith beneficially owns 2,088,596 outstanding Common Shares. In addition, Mr. Smith beneficially owns 46,801 Common Shares issuable upon exercise of 46,801 Warrants issued in connection with the December 2023 Private Placement. In addition, he beneficially owns 510,000 vested Options comprised of the following: (i) on December 17, 2021, Mr. Smith was granted 65,000 Options for a period of three years at a price of C$13.60 per Common Share; (ii) on March 27, 2023, Mr. Smith was granted 70,000 Options for a period of three years at a price of $6.95 per Common Share, and (iii) on February 15, 2024, Mr. Smith was granted 375,000 Options for a period of five years at a price of $2.99 per Common Share.

(3)	As of September 20, 2024, Mr. Shah beneficially owns 65,671 outstanding Common Shares. In addition, Mr. Shah beneficially owns 9,361 Common Shares issuable upon exercise of 9,361 Warrants issued in connection with the December 2023 Private Placement. In addition, he beneficially owns 320,000 vested Options comprised of the following: (i) on December 17, 2021, Mr. Shah was granted 30,000 Options for a period of three years at a price of C$13.60 per Common Share; (ii) on March 27, 2023, Mr. Shah was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share; and (iii) on February 15, 2024, Mr. Shah was granted 250,000 Options for a period of five years at a price of $2.99 per Common Share.

(4)	As of September 20, 2024, Mr. Honan beneficially owns 55,762 outstanding Common Shares. In addition, he beneficially owns 320,000 vested Options comprised of the following: (i) on December 17, 2021, Mr. Honan was granted 30,000 Options for a period of three years at a price of C$13.60 per Common Share; (ii) on March 27, 2023, Mr. Honan was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share; and (iii) on February 15, 2024, Mr. Honan was granted 250,000 Options for a period of five years at a price of $2.99 per Common Share.

(5)	As of September 20, 2024, Mr. Sims beneficially owns 57,928 outstanding Common Shares In addition, he beneficially owns 320,000 vested Options comprised of the following: (i) on December 17, 2021, Mr. Sims was granted 30,000 Options for a period of three years at a price of C$13.60 per Common Share; (ii) on March 27, 2023, Mr. Sims was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share; and (iii) on February 15, 2024, Mr. Sims was granted 250,000 Options for a period of five years at a price of $2.99 per Common Share.

(6)	As of September 20, 2024, Mr. Morris beneficially owns 62,198 outstanding Common Shares. He shares both voting and investment power with respect to 5,525 of such Common Shares with his wife as the only trustees of the Michael and Sandra Morris Trust. In addition, he beneficially owns 157,500 vested Options comprised of the following: (i) on December 17, 2021, Mr. Morris was granted 32,500 Options for a period of three years at a price of C$13.60 per Common Share; (ii) on March 27, 2023, Mr. Morris was granted 50,000 Options for a period of three years at a price of $6.95 per Common Share; and (iii) on February 15, 2024, Mr. Morris was granted 75,000 Options for a period of five years at a price of $2.99 per Common Share.

(7)	As of September 20, 2024, Mr. Beling beneficially owns 72,013 outstanding Common Shares. In addition, he beneficially owns 117,500 vested Options comprised of the following: (i) on December 17, 2021, Mr. Beling was granted 27,500 Options for a period of three years at a price of C$13.60 per Common Share; (ii) on March 27, 2023, Mr. Beling was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share; and (iii) on February 15, 2024, Mr. Behling was granted 50,000 Options for a period of five years at a price of $2.99 per Common Share.

(8)	As of September 20, 2024, Ms. Guerrero-Mahon beneficially owns 46,068 Common Shares. In addition, she beneficially owns 150,000 vested Options comprised of the following: (i) on December 17, 2021, Ms. Guerrero-Mahon was granted 30,000 Options for a period of three years at a price of C$13.60 per Common Share; (ii) on March 27, 2023, Ms. Guerrero-Mahon was granted 45,000 Options for a period of three years at a price of $6.95 per Common Share; and (iii) on February 15, 2024, Ms. Guerrero-Mahon was granted 75,000 Options for a period of five years at a price of $2.99 per Common Share.

(9)	As of September 20, 2024, Mr. Kehler beneficially owns 78,003 Common Shares. In addition, Mr. Kehler beneficially owns 78,003 Common Shares issuable upon exercise of 78,003 Warrants issued in connection with the December 2023 Private Placement, and he beneficially owns 50,000 vested Options comprised of the following: on February 15, 2024, Mr. Kehler was granted 50,000 Options for a period of five years at a price of $2.99 per Common Share. In addition, Mr. Kehler beneficially owns 1,441,290 Common Shares issuable upon the exchange of shares of Vested Shares. He shares both voting and investment power with respect to 318,480 such Vested Shares with U.S. Trust Company of Delaware, as co-trustee of the Elizabeth Kehler 2012 Family Trust under Declaration of Trust dated December 12, 2012 (the “Elizabeth Kehler Trust”). In addition, Mr. Kehler beneficially owns 1,853,073 Common Shares issuable upon exercise of 1,657,057 Private Warrants held by Mr. Kehler. Does not include Common Shares that may be issuable upon exchange of (i) 417,030 Common Shares issuable upon the exchange of Earnout Shares held by Mr. Kehler that will vest when the volume-weighted average price of the Common Shares on the principal exchange of the Common Shares as reported by Bloomberg (“VWAP”) equals or exceeds approximately $12.00 per share for 20 of any 30 consecutive trading days during the period from March 17, 2023 to March 17, 2033 (such period, the “Earnout Share Period”) on any stock exchange on which the Common Shares are then trading (such Common Shares, the “Tranche I Earnout Shares”), (ii) 417,030 Common Shares issuable upon the exchange of Earnout Shares held by Mr. Kehler that will vest when the VWAP of the Common Shares equals or exceeds approximately $15.00 per share for 20 of any 30 consecutive trading days during the Earnout Share Period on any stock exchange on which the Common Shares are then trading (such Common Shares, the “Tranche II Earnout Shares”), (iii) 118,284 Tranche I Earnout Shares held by the Elizabeth Kehler Trust and (iv) 118,284 Tranche II Earnout Shares held by the Elizabeth Kehler Trust.

(10)	As of September 20, 2024, Mr. Maselli beneficially owns 323, 085 Common Shares issuable upon the exchange of Vested Shares. In addition, he beneficially owns 50,000 vested Options comprised of the following: on February 15, 2024, Mr. Maselli was granted 50,000 Options for a period of five years at a price of $2.99 per Common Share. In addition, Mr. Maselli beneficially owns 215,150 Common Shares issuable upon exercise of 192,392 Private Warrants held by Mr. Maselli. Does not include Common Shares that may be issuable upon exchange of (i) 119,998 Tranche I Earnout Shares held by Mr. Maselli and (ii) 119,998 Tranche II Earnout Shares held by Mr. Maselli.

(11)	As of September 20, 2024, Mr. Oliver beneficially owns 140,000 vested Options comprised of the following: (i) on May 30, 2022, Mr. Oliver was granted 50,000 Options for a period of three years at a price of C$11.00; and (ii) on March 27, 2023, Mr. Oliver was granted 40,000 Options for a period of three years at a price of $6.95 per Common Share; and (iii) on February 15, 2024, Mr. Oliver was granted 50,000 Options for a period of five years at a price of $2.99 per Common Share.

(12)	As reported by Cooper Road, LLC on a Schedule 13G filed with the SEC on December 18, 2023. Cooper Road, LLC is controlled by Jay Bloom.

EQUITY COMPENSATION PLANS

The Company has maintained equity compensation plans under which Options have been granted. Option grants have been determined by the Company’s directors and are only provided in compliance with applicable laws and regulatory policy. The following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance as of June 30, 2024.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity Compensation Plans Approved by Security Holders (1)	2,495,500	$4.78	1,310,764(2)
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total(3)	2,495,500	$4.78	1,310,764(3)

(1)	Represents Options granted pursuant to the 2017 Amended Long-Term Incentive Plan.

(2)	Generally, the aggregate number of Common Shares reserved for issuance to participants under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units shall not exceed 5% of the issued and outstanding Common Shares from time to time. Common Shares subject to any grant (or any portion thereof) that are issued upon exercise or settlement, forfeited, surrendered, cancelled, unearned, or otherwise terminated will again be available for grant under the 2017 Amended Long-Term Incentive Plan.

(3)	As of the date of this report there are: (i) 2,455,500 outstanding securities awarded under the 2017 Amended Long-Term Incentive Plan representing 6.35% of the Company’s currently issued and outstanding Common Shares; and (ii) 1,410,524 remaining securities available for grant representing 3.65% of the Company’s currently issued and outstanding Common Shares.

Performance Graph

The following graph compares total cumulative shareholder return for $100 invested in Common Shares from July 1, 2019, to June 30, 2024, with cumulative total returns for the S&P/TSX Composite Index and S&P/TSX Mining Index:

Overall, the Company’s cumulative return for the five-year period ended below the range of returns for the two selected indices. As an exploration stage company, executive officer compensation has not historically been adjusted to reflect share performance trends. Compensation to executive officers remained flat from 2013 through February 2023, except for increases supported by additional job responsibilities and/or job promotions. Effective September 1, 2019, the Board approved a 10% base rate increase for all NioCorp employees and effective April 1, 2023, the Compensation Committee approved a base rate average increase of 12% for all NioCorp employees. There were no salary increases granted during fiscal year 2024.

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

The largest aggregate amount of principal outstanding under the Smith Credit Agreement during the year ended June 30, 2023, was $3,130,000. Principal repayments of $3,130,000 were made under the Smith Credit Agreement during the year ended June 30, 2023. In addition, interest payments of $183,343 were paid under the Smith Credit Agreement during the year ended June 30, 2023, and $0 of interest remained payable as of June 30, 2023. As of June 30, 2023, all principal and accrued interest outstanding under the Smith Credit Agreement had been repaid and the

Smith Credit Agreement expired on June 30, 2023. Accounts payable and accrued liabilities as of June 30, 2024, includes $28,250 of origination fees payable under the Smith Credit Agreement.

On September 11, 2024, the Company and Mr. Mark Smith entered into a Loan Agreement (the “Smith Loan Agreement”) pursuant to which Mr. Smith agreed to make available to the Company a non-revolving, multiple draw credit facility of up to $2,000,000 (the “Loan”). The Loan is non-revolving and amounts paid back under the terms of the Smith Loan Agreement do not again become available for drawdowns at the request of the Company.

The Company will pay interest to Mr. Smith on amounts outstanding under the Loan and on any overdue interest at a rate equal to 10% per annum, calculated monthly in arrears, through to the date of repayment of the Loan. Mr. Smith will also receive an establishment fee equal to 2.5% of the amount of any drawdown payable at the time of the drawdown as consideration of the advancement of such drawdown. Any outstanding balance on the Loan, including accrued interest, shall be immediately due and payable by the Company on the earlier of the date of expiration of the Smith Loan Agreement on June 30, 2025 and the occurrence of an event of default thereunder, (the “Due Date”). The Company can repay the Loan at any time without notice and without penalty, but any amount of principal or interest repaid by the Company prior to the Due Date will be subject to an early payment fee of 2.5% of the value of any such payment. Amounts outstanding under the Smith Loan Agreement are secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith, dated September 11, 2024.

As of September 20, 2024, $33,000 had been borrowed under the Smith Loan Agreement. The largest aggregate amount of principal outstanding under the Smith Loan Agreement during the period ended September 20, 2024, was $33,000, and there have been no loan repayments or interest repayments as of September 20, 2024.

Related Person Transactions Entered into in Connection with the 2023 Transactions

The disclosure under Item 1, “Business—Historical Development of the Business—The 2023 Transactions,” is incorporated by reference herein.

In connection with the Closing, all of the shares of Class B common stock of ECRC were issued to the Sponsor in respect of shares of Class B common stock of GXII that were originally issued to the Sponsor for $25,000 in the aggregate. In connection with the Closing, the Sponsor distributed all of the outstanding shares of Class B common stock of ECRC to its members, including Messrs. Maselli and Kehler, for no additional consideration, and such members joined the Sponsor Support Agreement and the Exchange Agreement, as parties thereto.

In connection with the Closing, the Private Warrants and shares of Class B common stock of ECRC issued to the Sponsor were subsequently distributed by the Sponsor to its members, including Messrs. Maselli and Kehler, for no additional consideration, and such members joined the Sponsor Support Agreement and the Exchange Agreement, as parties thereto. The Sponsor acquired the shares of Class B common stock of GXII in respect of which the shares of Class B common stock of ECRC were issued for $25,000 in the aggregate. The Sponsor acquired the GXII Warrants in respect of which the Private Warrants were issued in a private placement that occurred simultaneously with the closing of the initial public offering of GXII at a purchase price of $1.50 per GXII Warrant.

Pursuant to the Business Combination Agreement, at the Closing, NioCorp, ECRC, the Sponsor, the pre-Closing directors and officers of NioCorp and the other parties thereto, including Messrs. Maselli and Kehler (collectively, the “RRA Shareholders”), entered into the Amended and Restated Registration Rights Agreement, dated March 17, 2023 (the “Registration Rights and Lockup Agreement”), pursuant to which, among other things, NioCorp became obligated to file a shelf registration statement to register the resale of (i) outstanding Common Shares, (ii) Common Shares exchangeable for the shares of Class B common stock of ECRC, (iii) Private Warrants and (iv) Common Shares issuable upon exercise of the NioCorp Assumed Warrants, in each case, held by the RRA Shareholders immediately after the Closing. The Registration Rights and Lockup Agreement also provides the RRA Shareholders with certain “demand” and “piggy-back” registration rights, subject to certain requirements and customary conditions, and provides for certain “lock-up” restrictions on transfer by the RRA Shareholders of such securities held by them after the Closing.

The shares of Class B common stock of ECRC and Private Warrants beneficially owned by Messrs. Maselli and Kehler, as disclosed under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above, have an aggregate market value of approximately $3.0 million and $0.2 million, respectively, based on the closing price of the Common Shares of $1.72 and the closing price of the Public Warrants of $0.10 on Nasdaq on September 19, 2024.

Effective immediately upon the Closing, the Board increased the size of the Board to nine members and appointed each of Messrs. Maselli and Kehler to the Board. Messrs. Maselli and Kehler served on the board of directors of GXII prior to the Closing. Pursuant to the Business Combination Agreement, the Company was required to cause two directors identified by GXII to become directors of the Company as of Closing, and the Board appointed Messrs. Maselli and Kehler to the Board pursuant to such requirement.

December 2023 Private Placement

Certain of the Company’s officers and directors, including Messrs. Kehler, Smith and Shah, subscribed to purchase an aggregate of 138,845 December 2023 Units in the December 2023 Private Placement. Each officer and director of the Company who subscribed to purchase December 2023 Units in the December 2023 Private Placement paid a purchase price of US$3.205 per unit (the “Insider Unit Price”) upon the closing of the December 2023 Private Placement. The Insider Unit Price included US$0.125 per December 2023 Warrant underlying each December 2023 Unit purchased by officers and directors of the Company. Messrs. Kehler, Smith and Shah purchased 78,003 December 2023 Units, 46,801 December 2023 Units, and 9,361 December 2023 Units, respectively, for aggregate purchase prices of $249,999.62, $149,997.21, and $30,002.01, respectively. The remaining investors in the December 2023 Private Placement, who are not affiliated with the Company but with whom the Company had a pre-existing relationship, subscribed to purchase an aggregate of 274,587 December 2023 Units at a purchase price per December 2023 Unit of US$3.08, which is equal to the consolidated closing bid price for the Common Shares as reported by Nasdaq on December 13, 2023. Gross proceeds to the Company from the December 2023 Private Placement were approximately US$1.29 million.

Review, Approval or Ratification of Related Person Transactions

Other than as described below, the Company does not currently have in place any specific policy or procedure in respect of the review, approval or ratification of any transaction required to be reported under Item 404(a) of Regulation S-K. Sections 147-153 of the BCBCA set out rules and procedures applicable to all British Columbia corporations, pursuant to which a director presented with a resolution in respect of any matter (including an equity issuance) in respect of which he/she has an interest must disclose that interest in writing to the corporation’s board of directors prior to the approval of such matter. This procedure ensures that each equity issuance to a director or officer of the Company is approved by all directors of the Company not involved in such sale. All loan transactions from directors and officers are typically subject to review and approval by the Board prior to acceptance and are documented in the meeting minutes or resolutions related to same. Under its charter, the Audit Committee is responsible for reviewing and approving any related party transaction in advance of such transaction, unless the Chief Financial Officer or General Counsel determines that it is not practicable to wait until the next Audit Committee meeting, in which case the related party transaction will be submitted to the Chair of the Audit Committee, who will have delegated authority to act between Audit Committee meetings.

Director Independence

The Company’s Board consists of Messrs. Smith, Morris, Beling, Oliver, Kehler, and Maselli and Ms. Guerrero-Mahon. The Company utilizes the definition of “independent” as it is set forth in Nasdaq Listing Rule 5605(a)(2) (“Rule 5605(a)(2)”) and National Instrument 52-110 Audit Committees (“NI 52-110”). Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the Board (including any relationships). Currently, Messrs. Morris, Beling, Oliver, Kehler, and Maselli and Ms. Guerrero-Mahon are considered independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the fiscal year ended June 30, 2024 and BDO USA, P.C. for the fiscal year ended June 30, 2023 for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s filings and fees billed for other services rendered by the firms during those periods.

Fiscal Year Ending June 30,	Audit Fees(1) ($)	Audit-Related Fees(2) ($)	Tax Fees(3) ($)	All Other Fees(4) ($)
2024	1,292,312	—	48,263	—
2023	1,205,765	—	23,356	—

(1)	“Audit Fees” include fees necessary to perform the annual audit and quarterly reviews of the Company’s consolidated financial statements. Audit Fees include fees for review of tax provisions and for accounting consultations on matters reflected in the consolidated financial statements. Audit Fees also include audit or other attest services required by legislation or regulation, such as comfort letters, consents, reviews of securities filings and statutory audits.

(2)	“Audit-Related Fees” include services that are traditionally performed by the auditor. These audit-related services include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attest services not required by legislation or regulation.

(3)	“Tax Fees” include fees for all tax services other than those included in “Audit Fees” and “Audit-Related Fees.” This category includes fees for tax compliance, tax planning and tax advice. Tax planning and tax advice includes assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities. For the financial years ended June 30, 2024 and 2023, these tax services included the preparation of Canadian and U.S. federal and state tax returns and tax planning and tax advice services.

(4)	“All Other Fees” includes all other non-audit services.

Pre-approval Policies

The policy of the Audit Committee has been to pre-approve all audit, audit-related and non-audit services performed by our independent auditors and to subsequently review the actual fees and expenses paid to our independent auditors. Accordingly, the Audit Committee pre-approved all audit, audit-related and non-audit services performed by Deloitte & Touche LLP and BDO and subsequently reviewed the actual fees and expenses paid for these services. The Audit Committee has determined that the fees paid to Deloitte & Touche LLP for services are compatible with maintaining Deloitte & Touche LLP’s independence as our auditor. All of the services provided during the year ended June 30, 2024, were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

(1)	The Consolidated Financial Statements, together with the reports thereon of Deloitte & Touche LLP, dated September 20, 2024, and BDO USA, P.C., dated October 6, 2023, are included as part of Item 8, “Financial Statements and Supplementary Data,” commencing on page 59 above.

(b)	Exhibits

Exhibit No.	Title

2.1(1)**	Business Combination Agreement, dated September 25, 2022, by and among NioCorp Developments Ltd., GX Acquisition Corp. II and Big Red Merger Sub Ltd
3.1(2)	Notice of Articles of NioCorp Developments Ltd., dated April 5, 2016
3.2(2)	Articles of NioCorp Developments Ltd., as amended, effective as of January 27, 2015
3.3(3)	Amendment to Articles, effective March 17, 2023
4.1(4)	Convertible Security Funding Agreement, dated February 16, 2021, between the Company and Lind Global Asset Management III, LLC
4.2(4)	Form of Lind III Warrant Certificate, in respect of the Lind III Warrants
4.3(5)	Amendment #1 to Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind Global Asset Management III, LLC
4.4(6)	Waiver and Consent Agreement, dated September 25, 2022, between NioCorp Developments Ltd. and Lind Global Asset Management III, LLC
4.5	Form of Lind Contingent Consent Warrants
4.6(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., GX Sponsor II LLC, in its capacity as a shareholder of GX Acquisition Corp. II, and certain other shareholders of GX Acquisition Corp. II
4.7(7)	Joinder to Sponsor Support Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd. and each of the Holders party thereto
4.8(3)	Amended and Restated Registration Rights Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., GX Acquisition Corp. II, GX Sponsor II LLC, certain holders of the common shares of the NioCorp Developments Ltd. listed on Schedule 1 thereto, certain current and former stockholders of GX Acquisition Corp. II, and other persons and entities listed on Schedule 2 thereto
4.9(3)	Registration Rights Agreement Joinder, dated as of March 17, 2023, by and among NioCorp Developments Ltd. and each of the parties listed on Schedule A thereto
4.10(3)	Exchange Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., GX Acquisition Corp. II and GX Sponsor II LLC

4.11(7)	Joinder to Exchange Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., Elk Creek Resources Corp (f/k/a GX Acquisition Corp. II) and each of the Holders party thereto
4.12(8)	Warrant Agreement, dated March 17, 2021, by and between GX Acquisition Corp. II and Continental Stock Transfer & Trust Company
4.13(3)	Assignment, Assumption and Amendment Agreement, dated as of March 17, 2023, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., Continental Stock Transfer & Trust Company, as the existing Warrant Agent, and Computershare Inc. and its affiliate Computershare Trust Company, N.A., as the successor Warrant Agent
4.14(3)	Form of Warrant (included in Exhibit 4.13)
4.15(9)	Securities Purchase Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and each of the investors listed on the Schedule of Buyers attached thereto
4.16(10)	Amendment No. 1 to Securities Purchase Agreement, dated February 24, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
4.17(10)	Form of Convertible Debenture (included in Exhibit 4.16)
4.18(9)	Form of Financing Warrants (included in Exhibit 4.15)
4.19(9)	Registration Rights Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
4.20(11)	Form of Subscription Agreement in respect of units issued in September 2023
4.21(11)	Form of Warrants issued in September 2023
4.22(12)	Form of Subscription Agreement in respect of units issued in December 2023
4.23(12)	Form of Warrants issued in December 2023
4.24(13)	Securities Purchase Agreement, dated as of April 11, 2024, by and between NioCorp Developments Ltd. and each of YA II PN, Ltd. and Lind Global Fund II LP
4.25(13)	Form of Unsecured Convertible Note (included in Exhibit 4.24)
4.26(13)	Form of Common Stock Purchase Warrant (included in Exhibit 4.24)
4.27(13)	Global Guaranty Agreement, dated as of April 11, 2024, by Elk Creek Resources Corporation and 0896800 B.C. Ltd.
4.28(13)	Registration Rights Agreement, dated as of April 11, 2024, by and between NioCorp Developments Ltd. and each of YA II PN, Ltd. and Lind Global Fund II LP
4.29	Consent and Waiver, dated as of September 4, 2024, between NioCorp Developments Ltd. and YA II PN, Ltd.
4.30	Consent and Waiver, dated as of September 4, 2024, between NioCorp Developments Ltd. and Lind Global Fund II LP
4.31(14)	Form of Subscription Agreement in respect of units issued in June 2024
4.32(14)	Form of Warrants issued in June 2024
4.33	Description of Securities
10.1(15)#	NioCorp Developments Ltd. Long Term Incentive Plan, effective as of November 9, 2017
10.2(2)#	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC
10.3(16)#	Amendment to Contract, dated September 1, 2019, between the Company and KMSmith, LLC
10.4(16)#	Contract Assignment and Novation Agreement, dated as of August 31, 2020, among the Company, KMSmith, LLC and 76 Resources, Inc.
10.5(17)#	Contract Assignment and Novation Agreement, dated as of August 1, 2021, among the Company, 76 Resources, Inc. and 76 Resources, LLC
10.6(18)#	Amendment to Contract, dated April 1, 2023, between the Company and 76 Resources, LLC
10.7(19)*	Offtake agreement, dated June 13, 2016, between the Company and CMC Cometals, a division of Commercial Metals Company
10.8(20)	Amendment No. 1 to Offtake Agreement, dated April 13, 2020, between the Company and Traxys North America LLC, as assignee
10.9(21)	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.10(16)*, **	Woltemath 003J Amended and Restated Option to Purchase, dated January 4, 2017, among ECRC and Victor L. and Juanita E. Woltemath
10.11(16)*, **	Woltemath 003J Extension to Option to Purchase, dated December 23, 2019, among ECRC and Victor L. and Juanita E. Woltemath
10.13(22)#	NioCorp Developments Ltd. Long Term Incentive Plan, as amended
10.14(9)	Standby Equity Purchase Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
10.15(23)	Amendment #1 to Standby Equity Purchase Agreement, dated as of May 3, 2024, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
10.16(3)#	Form of Director and Officer Indemnification Agreement
10.17(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Neal Shah
10.18(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Scott Honan

10.19(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Jim Sims

10.20(1)#	Form of Restrictive Covenant Agreement
10.21(24)	Loan Agreement, dated as of September 11, 2024, between the Company and Mark Smith
10.22(24)	Security Agreement, dated as of September 11, 2024, between the Company and Mark Smith
19.1	NioCorp Developments Ltd. Insider Trading Policy
21.1	Subsidiaries of NioCorp Developments Ltd.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of BDO USA, P.C.
23.3	Consent of Dahrouge Geological Consulting USA Ltd.
23.4	Consent of Understood Mineral Resources Ltd.
23.5	Consent of Optimize Group Inc.
23.6	Consent of Tetra Tech
23.7	Consent of Adrian Brown Consultants Inc.
23.8	Consent of Magemi Mining Inc.
23.9	Consent of L3 Process Development
23.10	Consent of Olsson
23.11	Consent of A2GC
23.12	Consent of Metallurgy Concept Solutions
23.13	Consent of Scott Honan, M.Sc., SME-RM, NioCorp
23.14	Consent of Cementation
23.15	Consent of Mahmood Khwaja, P.E., CDM Smith
23.16	Consent of Wynand Marx, M.Eng., BBE Consulting
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1(25)	S-K 1300 Elk Creek Technical Report Summary
97.1	Compensation Clawback Policy
101.INS(26)	XBRL Instance Document
101.SCH(26)	XBRL Taxonomy Extension – Schema
101.CAL(26)	XBRL Taxonomy Extension – Calculations
101.DEF(26)	XBRL Taxonomy Extension – Definitions
101.LAB(26)	XBRL Taxonomy Extension – Labels
101.PRE(26)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement or agreement.

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

**	Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission upon request.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on September 29, 2022 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on March 17, 2023 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 17, 2021 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 10-Q (File No. 000-55710) filed with the SEC on February 4, 2022 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-268227) filed with the SEC on November 7, 2022 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-271268) filed with the SEC on April 14, 2023 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Elk Creek Resources Corp.’s (f/k/a GX Acquisition Corp. II) Current Report on Form 8-K (File No. 001-40226) filed with the SEC on March 22, 2021 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 27, 2023 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 24, 2023 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on September 1, 2023 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on December 20, 2023 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on April 12, 2024 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on June 24, 2024 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on November 13, 2017 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 16, 2020 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 8, 2021 and incorporated herein by reference.

(18)

Previously filed as an exhibit to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 (File No. 333-271268) filed with the SEC on August 22, 2023 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-213451) filed with the SEC on September 2, 2016 and incorporated herein by reference.

(20)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A (File No. 000-55710) filed with the SEC on October 31, 2022 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on August 29, 2017 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 22, 2024 and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on May 3, 2024 and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on September 11, 2024 and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 6, 2022 and incorporated herein by reference.

(26)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2024 and June 30, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) and Redeemable Noncontrolling Interest for the years ended June 30, 2024 and 2023, (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/ Neal Shah
Neal Shah Chief Financial Officer

September 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 20, 2024.

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