Form 10-Q
period 2024-09-30
NIOCORP DEVELOPMENTS LTD
filed 2024-11-13
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 42,512,202 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
Condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024 (unaudited)	2

Condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024 and 2023 (unaudited)	3

Condensed consolidated statements of cash flows for the three months ended September 30, 2024 and 2023 (unaudited)	4

Condensed consolidated statements of shareholders’ (deficit) equity and redeemable noncontrolling interest for the three months ended September 30, 2024 and 2023 (unaudited)	5

Notes to condensed consolidated financial statements (unaudited)	6 - 14

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

	As of
	September 30, 2024	June 30, 2024
ASSETS
Current
Cash and cash equivalents	$150	$2,012
Deferred share issuance costs	459	-
Prepaid expenses and other	587	916
Total current assets	1,196	2,928
Non-current
Deposits	35	35
Investment in equity securities	4	4
Right-of-use assets	167	181
Land and buildings, net	836	837
Mineral properties	16,085	16,085
Total assets	$18,323	$20,070

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,736	$1,843
Warrant liabilities, at fair value	-	2,365
Convertible debt	5,258	7,660
Related party debt	33	-
Operating lease liability	97	96
Total current liabilities	8,124	11,964
Non-current
Warrant liabilities, at fair value	1,595	1,651
Earnout liability, at fair value	4,633	3,817
Operating lease liability	87	104
Total liabilities	14,439	17,536
Commitments and contingencies	-
Redeemable noncontrolling interest	1,503	1,534
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; 38,720,244 and 38,062,647 shares outstanding, respectively	167,275	163,823
Accumulated deficit	(163,983)	(161,912)
Accumulated other comprehensive loss	(911)	(911)
Total shareholders’ equity	2,381	1,000
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$18,323	$20,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

	For the three months ended September 30,
	2024	2023
Operating expenses
Employee related costs	$330	$322
Professional fees	450	1,187
Exploration expenditures	138	1,100
Other operating expenses	477	834
Total operating expenses	1,395	3,443
Change in fair value of earnout shares liability	816	(2,093)
Change in fair value of warrant liabilities	(56)	73
Change in fair value of convertible notes	17	-
Interest expense	44	2,075
Foreign exchange loss (gain)	8	(11)
Other gains	(122)	-
Loss on equity securities	-	1
Loss before income taxes	(2,102)	(3,488)
Income tax benefit	-	(101)
Net loss and comprehensive loss	(2,102)	(3,387)
Less: Net loss attributable to redeemable noncontrolling interest	(31)	(174)
Net loss and comprehensive loss attributable to the Company	$(2,071)	$(3,213)

Loss per common share, basic and diluted	$(0.05)	$(0.09)
Weighted average common shares outstanding, basic and diluted	38,361,344	31,967,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the three months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,102)	$(3,387)
Adjustments for:
Change in valuation of earnout shares liability	816	(2,093)
Change in valuation of warrant liabilities	(56)	73
Change in fair value of convertible note	17	-
Accretion of convertible debt	44	2,075
Other gain	(122)	-
Yorkville share issuances	(1)	53
Depreciation	1	1
Unrealized loss on equity securities	-	1
Non-cash lease activity	(1)	(1)
	(1,404)	(3,278)
Change in working capital items:
Prepaid expenses	(130)	417
Accounts payable and accrued liabilities	892	124
Net cash used in operating activities	(642)	(2,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	692	1,532
Related party debt draws	33	-
Debt repayments	(1,943)	-
Share issue costs	(2)	(38)
Net cash (used in) provided by financing activities	(1,220)	1,494
Change in cash and cash equivalents during period	(1,862)	(1,243)
Cash and cash equivalents, beginning of period	2,012	2,341
Cash and cash equivalents, end of period	$150	$1,098

Supplemental cash flow information:
Conversion of debt for common shares	$501	$5,729
Value of warrants issued	2,262	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share data) (unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2023	31,202,131	$140,421	$(150,477)	$(911)	$(10,967)	$2,100
Private placements	250,000	1,000	-	-	1,000	-
Yorkville equity facility draws	145,000	585	-	-	585	-
Debt conversions	1,316,288	5,729	-	-	5,729	-
Share issuance costs	-	(38)	-	-	(38)	-
Loss for the period	-	-	(3,213)	-	(3,213)	(174)
Balance, September 30, 2023	32,913,419	$147,697	$(153,690)	$(911)	$(6,904)	$1,926

Balance, June 30, 2024	38,062,647	$163,823	$(161,912)	$(911)	$1,000	$1,534
Yorkville equity facility draws	399,250	691	-	-	691	-
Debt conversions	258,347	501	-	-	501	-
Issuance of warrants	-	2,262	-	-	2,262	-
Share issuance costs	-	(2)	-	-	(2)	-
Loss for the period	-	-	(2,071)	-	(2,071)	(31)
Balance, September 30, 2024	38,720,244	$167,275	$(163,983)	$(911)	$2,381	$1,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

1.	DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (“we,” “us,” “our,” “NioCorp” or the “Company”) was incorporated on February 27, 1987, under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in North America, specifically, the Company’s niobium, scandium, and titanium project (the “Elk Creek Project”) located in southeastern Nebraska.

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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2024. Certain transactions include reference to Canadian dollars (“C$”) where applicable.

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows at September 30, 2024, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2024. The interim results are not necessarily indicative of results for the full year ending June 30, 2025, or future operating periods.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the carrying value of long-term assets, deferred income tax assets and related valuations, liabilities related to the April 2024 Notes, Earnout Shares, Private Warrants, and Contingent Consent Warrants (each, as defined below), and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

The Company acquired a federal income tax payable of $443 in connection with the GXII Transaction (as defined below). As a result of post-transaction losses at Elk Creek Resources Corp. (“ECRC”), a partial release of the valuation allowance attributed to the reduction of the acquired federal income tax payable of $101 was recorded as an income tax benefit in the condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2023. The Company maintains a full valuation allowance against future income tax assets as it is more likely than not that all of the assets will not be realized.

d)	Basic and Diluted Earnings per Share

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

	For the Three Months Ended September 30,
	2024	2023
Net loss	$(2,102)	$(3,387)
Less: Net loss attributable to noncontrolling interest	(31)	(174)
Net loss available to participating securities	(2,071)	(3,213)
Less: Net loss attributable to vested shares of ECRC Class B common stock	(186)	(257)
Net loss attributed to common shareholders - basic and diluted	$(1,885)	$(2,956)
Denominator:
Weighted average shares outstanding – basic and diluted	38,361,344	31,967,091

Loss per Common Share outstanding – basic and diluted	$(0.05)	$(0.09)

The following common shares, no par value, of the Company (“Common Shares”) underlying options to purchase Common Shares (“Options”), Common Share purchase warrants (“Warrants”), and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three-month periods indicated below.

	For the Three Months Ended September 30,
Excluded potentially dilutive securities (1)(2):	2024	2023
Options	2,455,500	1,319,000
Warrants	20,932,985	19,066,304
Convertible debt	1,920,000	2,448,730
Total potential dilutive securities	25,308,485	22,834,034

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

(2)	Earnout Shares are excluded as the vesting terms were not met as of the end of the reporting period.

3.	GOING CONCERN

The Company incurred a loss of $2,071 for the three months ended September 30, 2024 (2023 - $3,213) and had a working capital deficit of $6,928 and an accumulated deficit of $163,983 as of September 30, 2024. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of September 30, 2024, the Company had cash of $150, which will not be sufficient to

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

fund normal operations or the repayment of the April 2024 Notes (as further discussed in Note 5b) for the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions and events, the Company plans to obtain additional financing. As disclosed in Note 12, in November 2024 the Company closed an underwritten public offering (the “November 2024 Registered Offering”) and a non-brokered private placement (the “November 2024 Private Offering”, and together with the November 2024 Registered Offering, the “November Offerings”) which resulted in the receipt of net proceeds of $6,000, after giving effect to certain fees but before estimated underwriting discounts and offering expenses. In addition, NioCorp expects to have access to up to $58,577 in net proceeds from the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026. The Company may pursue additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the funds received from the November Offerings, and the potential issuance of Common Shares under the Yorkville Equity Facility Financing Agreement, the Company did not have any further funding commitments or arrangements for additional financing as of September 30, 2024. The Company’s plans to obtain additional financing have not been finalized, are subject to market conditions, and are not within the Company’s control and therefore cannot be deemed probable. Further, the Company will be required to raise additional funds for the construction and commencement of operations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of
	September 30, 2024	June 30, 2024
Accounts payable, trade	$2,056	$1,417
Trade payable accruals	603	350
Environmental accruals	48	48
Loan origination fees payable to related party	29	28
Total accounts payable and accrued liabilities	$2,736	$1,843

5.	DEBT

a)	Yorkville Convertible Debenture

On July 19, 2024, the Company and Yorkville entered into a make-whole payment agreement under which Yorkville agreed to convert the remaining outstanding principal and accrued interest of $554 under the unsecured convertible debentures (the “Convertible Debentures”) issued to Yorkville pursuant to the Securities Purchase Agreement, dated January 26, 2023 (the “Yorkville Convertible Debt Financing Agreement”), into Common Shares in exchange for a $95 make-whole payment. The Company recorded a gain on extinguishment of $19 as part other gains in the condensed consolidated statements of operations and comprehensive loss.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The change in the Convertible Debentures is presented below:

For the Three Months Ended September 30, 2024
Balance at June 30, 2024	$571
Accretion expense	43
Principal and interest converted	(614)
Balance, September 30, 2024	$-

The following table discloses the components of interest expense associated with the Convertible Debentures.

	For the Three Months Ended September 30,
Component of Interest Expense	2024	2023
Contractual interest	$1	$130
Amortization of discount and issuance costs	43	1,945
Total	$44	$2,075

b)	April 2024 Notes

On April 12, 2024, the Company issued and sold to Yorkville and Lind Global Fund II LP (“Lind II”, and together with Yorkville, the “April 2024 Purchasers”) $8.0 million aggregate principal amount of unsecured notes (the “April 2024 Notes”), pursuant to a securities purchase agreement, dated April 11, 2024 (the “April 2024 Purchase Agreement”), between the Company and each of the April 2024 Purchasers. The Company also issued to the April 2024 Purchasers, in proportion to the aggregate principal amount of April 2024 Notes issued to each April 2024 Purchaser, Warrants (the “April 2024 Warrants”) to purchase up to 615,385 Common Shares, which are equal to 25% of the aggregate principal amount of April 2024 Notes issued to the April 2024 Purchasers divided by the exercise price of $3.25, subject to any adjustment to give effect to any stock dividend, stock split or recapitalization.

The change in the April 2024 Notes is presented below:

For the Three Months Ended September 30, 2024
Fair value at June 30, 2024	$7,089
Principal payments	(1,848)
Change in fair value	17
Balance, September 30, 2024	$5,258
Remaining Principal Balance, September 30, 2024	$5,280

The change in the April 2024 Warrant liability is presented below:

For the Three Months Ended September 30, 2024
Fair value at June 30, 2024	$298
Change in fair value	149
Balance, September 30, 2024	$447

On September 4, 2024, NioCorp entered into (i) a consent and waiver (the “September Yorkville Consent”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement and (ii) a consent and waiver (together with the Yorkville Consent, the “September Consents”) to the April 2024 Notes issued and sold to Lind II pursuant to the April 2024 Purchase Agreement. The September Consents, among other things, reduced the amounts due to the April 2024 Purchasers on September 1, 2024 by an aggregate of $1,176 to an aggregate of $336, increased the amounts due to the April 2024 Purchasers on December 1, 2024 by an aggregate of $1,176, and prospectively waived any term of the April 2024 Notes that would otherwise be triggered upon a failure of the Company to pay to the April 2024 Purchasers the remainder of the amount due on September 1, 2024. Except as modified by the September Consents and the October Consents (as defined below), as discussed in Note 12, the terms of the April 2024 Notes as previously disclosed are unchanged.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

6.	CLASS B COMMON STOCK OF ECRC

The shares of Class B common stock of ECRC, an indirect, majority-owned subsidiary of NioCorp formerly known as GX Acquisition Corp. II (“GXII”), include rights under which the holders may exchange such shares into Common Shares, and certain of such shares are subject to certain vesting conditions (the “Earnout Shares”). These Earnout Shares were valued utilizing a Monte Carlo Simulation pricing model with the following primary inputs:

Key Valuation Input	September 30, 2024	June 30, 2024
Closing Common Share price	$2.18	$1.73
Term (expiry)	March 17, 2033	March 17, 2033
Implied volatility of Public Warrants	60%	65.0%
Risk-free rate	3.74%	4.35%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the three-month period ended September 30, 2024:

For the Three Months Ended September 30, 2024
Fair value at June 30, 2024	$3,817
Change in fair value	816
Fair value at September 30, 2024	$4,633

7.	COMMON SHARES

a)	Issuance

The Company issued the following Common Shares under the Yorkville Equity Facility Financing Agreement during the three months ended September 30, 2024:

Date	Common Shares Issued	Gross Funds Received	Market Value of Shares Issued	(Gain)/Loss on Issuance
August 28, 2024	75,000	$140	$133	$(7)
September 3, 2024	71,000	124	123	(1)
September 6, 2024	71,500	118	118	-
September 16, 2024	72,000	124	124	-
September 19, 2024	49,750	85	85	-
September 25, 2024	60,000	101	108	7

(Gain)/loss on issuance represents a non-cash amount equal to the difference between the proceeds received and the fair value of the Common Shares issued based on the Nasdaq Stock Market LLC (the “Nasdaq”) closing price per Common Share on the issuance date and is recorded in other operating expenses in the condensed consolidated statement of operations and comprehensive loss.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

b)	Stock Options
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Balance, June 30, 2024	2,495,500	$4.78
Granted	-	-
Exercised	-	-
Cancelled/expired	(40,000)	6.95
Balance, September 30, 2024	2,455,500	$4.76	$-	3.22 Years

c)	Warrants

Warrant transactions are summarized as follows. Weighted average exercise prices related to Canadian dollar denominated warrants were converted to U.S. dollars using end of period foreign currency exchange rates.

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2024	18,563,561	$10.53
Granted	2,816,742	2.31
Exercised	-	-
Expired	(447,318)	8.94
Balance, September 30, 2024	20,932,985	$9.46

At September 30, 2024, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price	Expiry Date
855,800	C$9.70	February 19, 2025
250,000	$4.60	September 1, 2025
413,432	$3.54	December 22, 2025
315,000	$2.20	June 24, 2026
615,385	$3.25	April 12, 2027
15,666,626	$11.50	March 17, 2028
2,816,742	$2.31	September 17, 2028
20,932,985

Private Warrants

On March 17, 2023, the Company closed a series of transactions (the “GXII Transaction”) pursuant to the Business Combination Agreement, dated as of September 25, 2022, by and among the Company, GXII, and Big Red Merger Sub Ltd. In connection with the closing of the GXII Transaction (the “Closing”), the Company assumed GXII’s obligations under the agreement governing the GXII share purchase warrants (the “GXII Warrants”), as amended by an assignment, assumption and amendment agreement (the “NioCorp Assumed Warrant Agreement”), and issued an aggregate of 15,666,626 Warrants (the “NioCorp Assumed Warrants”). The Company issued (a) 9,999,959 public NioCorp Assumed Warrants (the “Public Warrants”) in respect of the GXII Warrants that were publicly traded prior to the Closing and (b) 5,666,667 NioCorp Assumed Warrants (the “Private Warrants”) to GX Sponsor II LLC (the “Sponsor”).

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

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

The Company classifies Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the Private Warrants using a Black Scholes pricing model:

Key Valuation Input	September 30, 2024	June 30, 2024
Closing Common Share price	$2.18	$1.73
Strike price	$11.50	$11.50
Implied volatility of Public Warrants	60%	69.0%
Risk free rate	3.58%	4.45%
Dividend yield	0%	0%
Expected warrant life in years	3.5	3.7

The change in the Private Warrants liability is presented below:

For the Three Months Ended September 30, 2024
Fair value at June 30, 2024	$1,353
Change in fair value	(205)
Fair value at September 30, 2024	$1,148

Contingent Consent Warrants

As consideration for entering into the previously publicly disclosed Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind Global Asset Management III, LLC (“Lind III”), Lind III received, amongst other things, the right to receive additional Warrants (the “Contingent Consent Warrants”) if on September 17, 2024, the closing trading price of the Common Shares on the Toronto Stock Exchange or such other stock exchange on which such shares may then be listed, is less than C$10.00, subject to adjustments. The number of Contingent Consent Warrants to be issued, if any, is based on the Canadian dollar equivalent (based on the then current Canadian to U.S. dollar exchange rate as reported by Bloomberg, L.P.) of $5,000 divided by the five-day volume weighted average price of the Common Shares on the date of issuance. Further, the number of Contingent Consent Warrants issued will be proportionately adjusted based on the percentage of Warrants currently held by Lind III that are exercised, if any, prior to the issuance of any Contingent Consent Warrants.

On September 17, 2024, the Company’s Common Share price was below the threshold price set forth in the Lind Consent, and accordingly, the Company issued 2,816,742 Contingent Consent Warrants to Lind III. Each Contingent Consent Warrant is exercisable for one Common Share at an exercise price of $2.308 and may be exercised at any time prior to their expiration on September 17, 2028. The number of Contingent Consent Warrants issued was based on $5,000 divided by the five-day volume weighted average price of the Common Shares on September 16, 2024. The Company valued the Contingent Consent Warrants at $2,262 based on a Black Scholes valuation with the following inputs:

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

Key Valuation Input	September 17, 2024
Closing Common Share price	$1.74
Term (years)	4.0
Historic equity volatility	67.14%
Risk-free rate	3.44%

The Company recognized a gain of $103 on the issuance of the Contingent Consent Warrants. This gain was recorded as a part of other gains in the condensed consolidated statements of operations and comprehensive loss.

8.	RELATED PARTY TRANSACTIONS

On September 11, 2024, the Company and Mark Smith, Chief Executive Officer, President and Executive Chairman of NioCorp, entered into a loan agreement (the “Smith Loan Agreement”), which provides for a $2,000 non-revolving, multi-draw credit facility (the “Smith Loan”). The Smith Loan has an interest rate of 10% per annum, calculated monthly in arrears, through the date of repayment of the Smith Loan. The Company can pre-pay the Smith Loan at any time without notice and without penalty, but any amount of principal or interest repaid by the Company prior to the earlier of the date of expiration of the Smith Loan Agreement on June 30, 2025 and the occurrence of an event of default under the Smith Loan Agreement will be subject to an early payment fee of 2.5% of the value of any such payment. The Smith Loan is secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith dated September 11, 2024.

As of September 30, 2024, the principal amount outstanding under the Smith Loan was $33 and accounts payable and accrued liabilities as of September 30, 2024, included $29 of loan origination fees payable to Mr. Smith. Additional drawdowns totaling $471 were received subsequent to September 30, 2024. On November 6, 2024, the Company repaid $250 of the interest and principal outstanding under the Smith Loan, and $28 related to the loan origination fees payable.

9.	EXPLORATION EXPENDITURES

	For the Three Months Ended September 30,
	2024	2023
Technical studies and engineering	$-	$200
Field management and other	91	135
Metallurgical development	47	746
Geologists and field staff	-	19
Total	$138	$1,100

10.	LEASES

The Company incurred lease costs as follows:

	For the Three Months Ended September 30,
	2024	2023
Operating Lease Cost:
Fixed rent expense	$23	$23
Variable rent expense	3	3
Short-term lease cost	3	2
Sublease income	(9)	(6)
Net lease cost – other operating expense	$20	$22

The maturities of lease liabilities are as follows at September 30, 2024:

Future Lease Maturities
Total remaining lease payments	$220
Less portion of payments representing interest	(36)
Present value of lease payments	184
Less current portion of lease payments	(97)
Non-current lease liability	$87

11.	FAIR VALUE MEASUREMENTS

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024, and June 30, 2024, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$150	$150	$-	$-
Investment in equity securities	4	4	-	-
Total	$154	$154	$-	$-
Liabilities:
April 2024 notes	$5,258	$-	$-	$5,258
Earnout Shares liability	4,633	-	-	4,633
Warrant liabilities	1,595	-	1,595	-
Total	$11,486	$-	$1,595	$9,891

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,012	$2,012	$-	$-
Investment in equity securities	4	4	-	-
Total	$2,016	$2,016	$-	$-
Liabilities:
April 2024 notes	$7,089	$-	$-	$7,089
Earnout Shares liability	3,817	-	-	3,817
Warrant liabilities	4,016	-	1,651	2,365
Total	$14,922	$-	$1,651	$13,271

12.	SUBSEQUENT EVENTS

The October Yorkville Consent

On October 3, 2024, NioCorp entered into (i) a consent and waiver (the “October Yorkville Consent”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement and (ii) a consent and waiver (together with the October Yorkville Consent, the “October Consents”) to the April 2024 Notes issued and sold to Lind II pursuant to the April 2024 Purchase Agreement. The October Consents, among other things, extended the maturity date to January 31, 2025, reduced the amounts due to the April 2024 Purchasers on October 1, 2024 by an aggregate of $1,176 to an aggregate of $336 and deferred such amounts due to the April 2024 Purchasers until January 1, 2025, and prospectively waived any term of the April 2024 Notes that would otherwise be triggered upon a failure of the Company to pay to the April 2024 Purchasers the remainder of the amount due on October 1, 2024. Except as modified by the September Consents, as discussed in Note 5b, and the October Consents, the terms of the April 2024 Notes as previously disclosed are unchanged.

The November 2024 Offerings

On November 5, 2024, the Company closed the November 2024 Registered Offering, pursuant to the underwriting agreement, dated November 3, 2024 (the “Underwriting Agreement”), with Maxim Group LLC, as underwriter (the “Underwriter”), which consisted of 1,592,356 Common Shares, 1,672,090 Warrants (the “Series A Public Warrants”) to purchase up to an additional 1,672,090 Common Shares and 836,045 Warrants (the “Series B Public Warrants” and, together with the Series A Public Warrants, the “November Public Warrants”) to purchase up to an additional 836,045 Common Shares. Each Common Share was sold together with one Series A Public Warrant and one-half of one Series B Public Warrant at a combined public offering price of $1.57. The gross proceeds from the November 2024 Registered Offering were approximately $2,500 before deducting underwriting discounts and offering expenses. The Company entered into a warrant agency agreement with Computershare Inc. and its affiliate, Computershare Trust Company, N.A., together as warrant agent, setting forth the terms and conditions of the November Public Warrants. The Series A Public Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 5, 2026. The Series B Public Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance, and will expire on November 5, 2029. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day over-allotment option to purchase (i) 238,853 additional Common Shares and (ii) 358,280 Option Warrants (as defined below) to purchase up to an aggregate of 358,280 Common Shares. “Option Warrant” means one Series A Public Warrant combined with one-half of one Series B Public Warrant. On November 4, 2024, the Underwriter partially exercised its over-allotment option to purchase 79,734 additional Series A Public Warrants and 39,867 additional Series B Public Warrants, which amounts are included in the amounts, discussed above, issued at closing of the November 2024 Registered Offering.

As of September 30, 2024, the Company had accrued $459 of third-party costs related to the November 2024 Registered Offering. These costs were deferred until the closing of the November 2024 Registered Offering, at which time all costs incurred were charged against the related share capital account.

On November 13, 2024, the Company closed the November 2024 Private Offering, pursuant to binding subscription agreements with certain accredited investors as part of a non-brokered private placement of 2,199,602 units of the Company (the “Units”). Each Unit consists of one Common Share, one Warrant (collectively, the “Series A Private Warrants”) to purchase one Common Share and one-half of one Warrant to purchase one-half of one Common Share (collectively, the “Series B Private Warrants”). Each Unit was issued and sold at a price of $1.57. The gross proceeds of the November 2024 Private Offering were approximately $3,500 before deducting offering expenses. Certain directors and officers of the Company purchased November 2024 Units at a price of $1.7675 per Unit, which price includes $0.125 per Private Warrant and allows such directors and officers to participate in the November 2024 Private Offering in accordance with the rules of the Nasdaq. The Series A Private Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 13, 2026. The Series B Private Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance, and will expire on November 13, 2029.

NioCorp currently intends to use the net proceeds from the November Offerings for working capital and general corporate purposes, including to (i) advance its efforts to launch construction the Elk Creek Project and move it to commercial operation and (ii) repay the amount outstanding under the Smith Credit Facility. The Smith Loan will continue to be available to the Company following the close of the November Offerings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2024 filed on September 23, 2024 (the “Annual Report on Form 10-K”), which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “Note Regarding Forward-Looking Statements” below.

All currency amounts are stated in U.S. dollars unless noted otherwise.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, references to “we,” “our,” the “Company,” “NioCorp,” and “us” refer to NioCorp Developments Ltd. and its subsidiaries, collectively.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors, and may include statements regarding the anticipated benefits of the transactions (the “2023 Transactions”) contemplated by the previously disclosed Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GX Acquisition Corp. II and Big Red Merger Sub Ltd, including NioCorp’s ability to access the full amount of the expected net proceeds of the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”); the anticipated benefits of the November Offerings (as defined below); NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); anticipated benefits of the listing of the Common Shares, no par value, of the Company (“Common Shares”) on The Nasdaq Stock Market LLC (“Nasdaq”); the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Company’s niobium, scandium and titanium project (the “Elk Creek Project”) located in southeastern Nebraska; NioCorp’s expectation and ability to produce niobium, scandium, and titanium and the potential to produce rare earth elements at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; the outcome of current recovery process improvement testing and the evaluation of the benefits and costs of electrifying the mine using Railveyor technology, and NioCorp’s expectation that such process and design improvements could lead to greater efficiencies and cost savings in the Elk Creek Project; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; NioCorp’s updating its technical report for the Elk Creek Project; statements with respect to the estimation of mineral resources and mineral reserves; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements reflect material expectations and assumptions, including, without limitation, expectations and assumptions relating to: NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms or at all; NioCorp’s ability to service its existing debt and meet the payment obligations thereunder; the future price of metals; the stability of the financial and capital markets; and current estimates and assumptions regarding the 2023 Transactions and their benefits. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s ability to use the net proceeds of the November Offerings in a manner that will increase the value of shareholders’ investment; NioCorp’s ability to operate as a going concern; NioCorp’s requirement of significant additional capital; NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms or at all; NioCorp’s ability to receive a final commitment of financing from EXIM on an acceptable timeline, on acceptable terms, or at all; NioCorp’s ability to recognize the anticipated benefits of the 2023 Transactions, including NioCorp’s ability to access the full amount of the expected net proceeds under the Yorkville Equity Facility Financing Agreement; NioCorp’s ability to continue to meet Nasdaq listing standards; risks relating to the Common Shares, including price volatility, lack of dividend payments and dilution or the perception of the likelihood of any of the foregoing; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness or the Yorkville Equity Facility Financing Agreement may impair NioCorp’s ability to obtain additional financing; covenants contained in agreements with NioCorp’s secured creditors that may affect its assets; NioCorp’s limited operating history; NioCorp’s history of losses; the material weaknesses in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weaknesses and the timing of remediation; the possibility that NioCorp may qualify as a “passive foreign investment company” (“PFIC”) under the Internal Revenue Code of 1986, as amended (the “Code”); the potential that the 2023 Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products; current and future offtake agreements, joint ventures, and partnerships; NioCorp’s ability to attract qualified management; estimates of mineral resources and reserves; mineral exploration and production activities; feasibility study results; the results of metallurgical testing; the results of technological research; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining industry; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, or development activities; management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities of grades of reserves and resources; claims on the title to NioCorp’s properties; potential future litigation; and NioCorp’s lack of insurance covering all of NioCorp’s operations.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties, and other factors, including without limitation those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q and the Company’s other reports filed with the SEC.

The Company’s forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations, and opinions of management as of the date of this Quarterly Report on Form 10-Q. The Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations, or opinions should change, except as required by law. For the reasons set forth above, investors should not attribute undue certainty to, or place undue reliance on, forward-looking statements.

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

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is a development-stage property that has disclosed niobium, scandium, and titanium reserves and resources and disclosed rare earth mineral resources. The Company is continuing technical and economic studies around the rare earths contained in the Elk Creek Project’s mineral resources in order to determine whether extraction of rare earth elements can be reasonably justified and economically viable after taking into account all relevant factors. Niobium has developing applications in the formulation of solid-state lithium-ion batteries, which may reduce charging times and increase battery safety. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants, and many others. It also is used in pigments for paper, paint, and plastics. Rare earths are critical to electrification and decarbonization initiatives and can be used to manufacture the strongest permanent magnets commercially available.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on obtaining additional funds to carry out our near-term planned work programs associated with securing the project financing necessary to complete mine development and construction of the Elk Creek Project.

Recent Corporate Events

On November 5, 2024, the Company closed the November 2024 Registered Offering, pursuant to the underwriting agreement, dated November 3, 2024 (the “Underwriting Agreement”), with Maxim Group LLC, as underwriter (the “Underwriter”), which consisted of 1,592,356 Common Shares, 1,672,090 Warrants (the “Series A Public Warrants”) to purchase up to an additional 1,672,090 Common Shares and 836,045 Warrants (the “Series B Public Warrants” and, together with the Series A Public Warrants, the “November Public Warrants”) to purchase up to an additional 836,045 Common Shares. Each Common Share was sold together with one Series A Public Warrant and one-half of one Series B Public Warrant at a combined public offering price of $1.57. The gross proceeds from the November 2024 Registered Offering were approximately $2.5 million before deducting underwriting discounts and offering expenses. The Company entered into a warrant agency agreement with Computershare Inc. and its affiliate, Computershare Trust Company, N.A., together as warrant agent, setting forth the terms and conditions of the November Public Warrants. The Series A Public Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 5, 2026. The Series B Public Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance, and will expire on November 5, 2029. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day over-allotment option to purchase (i) 238,853 additional Common Shares and (ii) 358,280 Option Warrants (as defined below) to purchase up to an aggregate of 358,280 Common Shares. “Option Warrant” means one Series A Public Warrant combined with one-half of one Series B Public Warrant. On November 4, 2024, Underwriter partially exercised its over-allotment option to purchase 79,734 additional Series A Public Warrants and 39,867 additional Series B Public Warrants, which amounts are included in the amounts issued at closing of the November 2024 Registered Offering above.

On November 13, 2024, the Company closed a non-brokered private placement (the “November 2024 Private Offering” and, together with the November 2024 Registered Offering, the “November Offerings”) pursuant to binding subscription agreements with certain accredited investors (the “Private Placement Investors”) as part of a non-brokered private placement of 2,199,602 units of the Company (the “Units”). Each Unit consists of one Common Share, one Warrant (the “Series A Private Warrants”) to purchase up to an additional Common Share, and one-half of one Warrant to purchase up to an additional one-half of one Common Share (the “Series B Private Warrants” and, together with the Series A Private Warrants, the “November Private Warrants”). Each Unit was issued and sold at a price of $1.57. The gross proceeds of the November 2024 Private Offering were approximately $3.5 million before deducting offering expenses. Certain directors and officers of the Company purchased Units at a price of $1.7675 per Unit, which price includes $0.125 per November Private Warrant and allows such directors and officers to participate in the November 2024 Private Offering in accordance with the rules of the Nasdaq. The Series A Private Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 13, 2026. The Series B Private Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance, and will expire on November 13, 2029.

NioCorp currently intends to use the net proceeds from the November Offerings for working capital and general corporate purposes, including to (i) advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation and (ii) repay the amount outstanding under the Company’s $2.0 million non-revolving, multiple draw credit facility (the “Smith Loan”) available pursuant to the Loan Agreement, dated September 11, 2024, by and between the Company and its Chief Executive Officer (“CEO”), President, and Executive Chairman, Mark Smith (the “Smith Loan Agreement”). The Smith Loan continues to be available to the Company following the close of the November Offerings.

Elk Creek Project Update

On September 17, 2024, the Advanced Propulsion Center UK announced that an industry consortium, in which NioCorp is participating, was awarded funding by the UK Government to support a $8.0 million program to design lightweight aluminum alloys and cast automotive components made of recycled aluminum strengthened by scandium. The consortium, known as Project PIVOT (“Performance Integrated Vehicle Optimisation Technology”), includes such companies as Aston Martin (LON:AML), Sarginsons Industries (“Sarginsons”), Altair, GESCRAP, and London-based Brunel University. Project PIVOT’s Steering Committee includes Jaguar Land Rover, Alcon Industries, Linamar, Shell Re-Charge, and others. Project PIVOT is led by the Coventry, UK-based aluminum foundry company Sarginsons, and seeks to revolutionize the global casting industry through overhauling the design, weight, carbon intensity, and production of cast aluminum automotive parts, with a target of 100% recycled content.

On October 30, 2024, the Company announced that it had completed bench-scale testwork at a demonstration-scale processing plant located in Trois-Rivieres, Quebec built by the Company and L3 Process Development (“L3”) and operated by L3 (the “Demonstration Plant”) that successfully demonstrated that the process developed for extracting and recovering rare earth oxides found in the ore at the Elk Creek Project can be used to recycle the rare earth content in rare earth permanent magnets. The L3 team was able to demagnetize and grind up permanent rare earth magnets and then leach the contained rare earth elements from the magnet. The successful outcome of this testing opens up the possibility of accepting mixed rare earth concentrate from other mines into the planned Elk Creek plant once it is constructed and operating to supplement the ore expected to be produced from the Elk Creek mine.

During the quarter ended September 30, 2024, the Company commenced negotiations with landowners in Nebraska to extend the current set of Option to Purchase agreements for land that is needed for project construction and operation and which the Company does not already own.

Other Activities

If funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local operating permits;
●	Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production of niobium, scandium, and titanium from the Elk Creek Project, including the potential sale of titanium as titanium tetrachloride, as well as potential rare earth element production;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the Elk Creek Project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities;
●	As a follow-on to the Demonstration Plant operations, complete characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs; and
●	Continue the engineering and costing of road improvements near the junction of Nebraska state highways 50 and 62, which are intended to facilitate access to the Elk Creek Project site and manage increased traffic in the project vicinity.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred related primarily to costs incurred for the advancement of the Elk Creek Project and the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the Three Months Ended September 30,
	2024	2023
Operating expenses	($000s)
Employee-related costs	$330	$322
Professional fees	450	1,187
Exploration expenditures	138	1,100
Other operating expenses	477	834
Total operating expenses	1,395	3,443
Change in fair value of Earnout Shares liability	816	(2,093)
Change in fair value of warrant liabilities	(56)	73
Change in fair values of convertible notes	17	-
Interest expense	44	2,075
Foreign exchange loss (gain)	8	(11)
Other gains	(122)	-
Loss on equity securities	-	1
Income tax benefit	-	(101)
Net loss and comprehensive loss	(2,102)	(3,387)
Less: Loss attributable to noncontrolling interest	(31)	(174)
Net loss attributable to the Company	$(2,071)	$(3,213)

Three-month period ended September 30, 2024 compared to the three-month period ended September 30, 2023

Significant items affecting operating expenses are noted below:

Professional fees decreased for the three-month period in 2024 as compared to 2023, primarily due to higher costs incurred in 2023 related to the timing of legal services associated with the Company’s SEC registration statements filed in October 2023, as well as increased audit fees associated with the Company’s June 30, 2023 financial statements and increased review fees in connection with the Company’s September 30, 2023 financial statements.

Exploration expenditures decreased for the three-month period in 2024 as compared to 2023, as 2023 costs included Demonstration Plant operation costs. Operation of the Demonstration Plant ended during the prior year.

Other operating expenses include costs related to investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs decreased for the three-month period in 2024 as compared to 2023 primarily due to a decrease in director and officer insurance expense, as well as declines in scandium development initiatives and non-cash expenses associated with share issuances under the Yorkville Equity Facility Financing Agreement.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of Earnout Shares liability represents the changes in fair value related to the shares of Class B common stock of Elk Creek Resource Corporation (“ECRC”), an indirect, majority-owned subsidiary of NioCorp formerly known as GX Acquisition Corp. II, the rights of the holders of which to exchange such shares into Common Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the “Earnout Shares”). The increase in costs for 2024 represents the impact of an increase in the Company’s Common Share price on the financial modeling used to determine the period end fair values, whereas 2023 represents the impact of a decline in the Company’s Common Share price.

Change in fair value of warrant liability represents the changes in period-over-period fair values (based primarily on the impacts of changing closing Common Share prices) related to the change in fair values of (i) the April 2024

Warrants; and (ii) the 5,666,667 Warrants (the “Private Warrants”) issued to GX Sponsor II LLC (the “Sponsor”) in connection with the assumption by the Company of GXII’s obligations under the agreement governing the GXII share purchase warrants, as amended by an assignment, assumption and amendment agreement, in which the Company issued an aggregate of 15,666,626 Warrants (the “NioCorp Assumed Warrants”) consisting of 9,999,959 public NioCorp Assumed Warrants and the Private Warrants, which are discussed in Note 5b to the interim condensed consolidated financial statements.

Interest expense decreased for the three-month period in 2024 as compared to 2023 as 2023 included accretion expense associated with the unsecured convertible debentures (the “Convertible Debentures”) issued to Yorkville in March 2023. The outstanding balance of the Convertible Debentures was substantially reduced during fiscal year 2023, resulting in lower accretion during the first quarter of 2024.

Change in fair value of convertible debt represents the change in the fair value of the $8.0 million aggregate principal amount of unsecured notes (the “April 2024 Notes”), issued and sold to Yorkville and Lind Global Fund II (together with Yorkville, the “April 2024 Purchasers”) on April 12, 2024, pursuant to a securities purchase agreement, dated April 11, 2024 (the “April 2024 Purchase Agreement”), between the Company and each of the April 2024 Purchasers. The Company also issued to the April 2024 Purchasers, in proportion to the aggregate principal amount of the April 2024 Notes issued to each April 2024 Purchaser, Common Share purchase warrants (“Warrants”) to purchase up to 615,385 Common Shares (the “April 2024 Warrants”), which are equal to 25% of the aggregate principal amount of April 2024 Notes issued to the April 2024 Purchasers divided by the exercise price of $3.25, subject to any adjustment to give effect to any stock dividend, stock split or recapitalization.

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

The November Offerings are expected to provide near-term access to capital. The sale of the April 2024 Notes has provided, and The Yorkville Equity Facility Financing Agreement is expected to provide, near-term and longer-term access to capital. The ability of the Company to draw down on the Yorkville Equity Facility Financing Agreement, at its discretion, is subject to certain limitations and the satisfaction of certain conditions. When available, the Yorkville Equity Facility Financing Agreement provides an opportunity to actively manage the cash needs of the Company more closely. Historically, cash has generally been available to the Company through private placements of equity for which the timing did not always coincide with the Company’s cash needs. In the near term, the Company intends to utilize the Yorkville Equity Facility Financing Agreement to offset amounts owed under the April 2024 Notes. The Company may also utilize the Yorkville Equity Facility Financing Agreement to potentially generate funds at a time when they are in need. Alternatively, the Company can also utilize the Yorkville Equity Facility Financing Agreement for opportunistic share sales.

On July 19, 2024, the Company and Yorkville entered into a make-whole payment agreement under which Yorkville agreed to convert the remaining principal and accrued interest of $553,767 under the Convertible Debenture into Common Shares in exchange for a $95,000 make-whole payment.

On September 11, 2024, the Company and Mark Smith entered into the Smith Loan Agreement, which provides for a $2.0 million non-revolving credit facility. An initial drawdown under the Smith Loan Agreement of $33,000 was completed on September 11, 2024, and additional drawdowns totaling $471,000 were received subsequent to September 30, 2024. On November 6, 2024, the Company repaid $250,000 of the interest and principal outstanding under the Smith Loan.

Pursuant to the securities purchase agreement, dated January 26, 2023, between the Company and Yorkville, on March 17, 2023, Yorkville advanced a total amount of $15,360 to NioCorp in consideration of the issuance by NioCorp to Yorkville of (i) the Convertible Debentures and (ii) Warrants, exercisable for up to 1,789,267 Common Shares for cash or, if at any time there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying Common Shares, on a cashless basis, at the option of the holder, at a price per Common Share of approximately $8.9422, subject to adjustment to give effect to any stock dividend, stock split, reverse stock split or similar transaction (the “Financing Warrants”). On September 17, 2024, all remaining outstanding Financing Warrants expired.

On September 17, 2024, the Company’s Common Share price was below the threshold set forth in the Lind Consent, and accordingly, the Company issued 2,816,742 Contingent Consent Warrants to Lind. Each Contingent Consent Warrant is exercisable for one Common Share at an exercise price of $2.308 and may be exercised at any time prior to their expiration on September 17, 2028. The number of Contingent Consent Warrants issued was based on $5.0 million divided by the five-day volume weighted average price of the Common Shares on September 16, 2024.

As of September 30, 2024, the Company had cash of $0.15 million and a working capital deficit of $6.9 million, compared to cash of $2.0 million and a working capital deficit of $9.0 million on June 30, 2024.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $25.0 million until June 30, 2025, inclusive of any repayments of principal and interest due on the April 2024 Notes. On September 4, 2024, NioCorp entered into (i) a consent and waiver (the “September Yorkville Consent”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement and (ii) a consent and waiver (together with the Yorkville Consent, the “September Consents”) to the April 2024 Notes issued and sold to Lind II. On October 3, 2024, NioCorp entered into (i) a consent and waiver (the “October Yorkville Consent”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement and (ii) a consent and waiver (together with the October Yorkville Consent, the “October Consents”) to the April 2024 Notes issued and sold to Lind II pursuant to the April 2024 Purchase Agreement. See Note 5b to the interim condensed consolidated financial statements for additional information on the terms of the September Consents and October Consents. Except as modified by the September Consents and the October Consents, the terms of the April 2024 Notes as previously disclosed are unchanged.

In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures through June 30, 2024 are expected to be approximately $1,915,000 per month where approximately $355,000 is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. This includes general overhead costs, satisfying outstanding accounts payable, and repayment of the April 2024 Notes and the Smith Loan Agreement. This also includes anticipated financing costs associated with the Elk Creek Project, including an updated mine plan in connection with the EXIM application process. The scope of these financing costs remains under discussion with EXIM. Approximately $1,560,000 per month is planned for expenditures relating to the advancement of the Elk Creek Project by NioCorp’s majority owned subsidiary, ECRC. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it does not have sufficient cash on hand to continue to fund basic operations for the next twelve months, and additional funds totaling $24.0 million to $25.0 million, net of funds raised from advances under the Yorkville Equity Facility Financing Agreement, borrowings under the Smith Loan, and funds raised in the November Offerings, are likely to be necessary to continue advancing the Elk Creek Project in the areas of financing, permitting, and detailed engineering. While the Yorkville Equity Facility Financing Agreement and the November Offerings may provide the Company with access to additional capital, the Company will likely require additional capital to meet its cash needs. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Elk Creek property lease commitments are $13,200 until June 30, 2025. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2025, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On June 6, 2023, the Company announced that it had submitted an application to EXIM for debt financing (the “EXIM Financing”) to fund the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative. The EXIM Financing is subject to, among other matters, the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation. There can be no assurance that the EXIM Financing will be completed on the terms described herein or at all. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee (the “TRC”) on October 2, 2023. During the quarter, EXIM continued to process the Company’s application for debt financing under EXIM’s Make More in America Program. The Company’s application sits at TRC in the second step in EXIM’s four-step approval process. The Company continues to meet with EXIM as well as providing responses to requests for additional information from EXIM and to the consultants that are conducting due diligence on the Company’s application on behalf of EXIM.

We are currently unable to estimate how long the application process may take, and there can be no assurances that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

Except for the proceeds from the November Offerings, potential funding from advances under the Yorkville Equity Facility Financing Agreement, and potential funding under the Smith Loan Agreement, each as discussed above, and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The April 2024 Purchase Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to use the proceeds from the April 2024 Purchase Agreement to pay related party debt or to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, at-the-market agreement or other continuous offering of Common Shares, other than with Yorkville, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement and the April 2024 Purchase Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Based on the conditions described within, management has concluded, as supported by the notes that accompany our financial statements for the year ended June 30, 2024, that substantial doubt exists as to our ability to continue as a going concern. The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. As defined under S-K 1300, we are a development stage issuer and we have incurred losses since our inception. We may not have sufficient cash, including Option and Warrant exercises subsequent to June 30, 2024, to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. Uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions have contributed to general global economic uncertainty. During the three months ended September 30, 2024, these events continued to create uncertainty with respect to overall project funding and timelines. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the three months ended September 30, 2024, the Company’s operating activities consumed $0.6 million of cash (2023: $2.7 million). The cash used in operating activities for the three months ended September 30, 2024, reflects the Company’s funding of losses of $2.1 million and increased fair value related to the Earnout Shares liability and other non-cash transactions. Overall, operational outflows during the three months ended September 30, 2024, decreased from the corresponding period of 2023 due to costs and expenditures incurred in connection with the Company’s Demonstration Plant. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing outflows were $1.2 million during the three months ended September 30, 2024 (2023 inflows: $1.5 million), with 2024 inflows reflecting the gross receipts of $0.7 million from Common Share issuances under the Yorkville Equity Facility Financing Agreement, offset by $1.9 million of convertible debt repayments.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates and Recent Accounting Pronouncements” as of June 30, 2024, in the Annual Report on Form 10-K.

Certain U.S. Federal Income Tax Considerations

If NioCorp (or a subsidiary) is a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of Common Shares or other NioCorp securities (as determined under applicable U.S. federal income tax law), then certain significant adverse tax consequences could apply to such U.S. holder, including requirements to treat any gain realized upon a disposition of Common Shares (or other securities) as ordinary income, to include certain “excess distributions” on Common Shares in income, and to pay an interest charge on a portion of any such gain or distribution. NioCorp believes that it was classified as a PFIC during the taxable years ended June 30, 2024 and 2023, and, based on the current composition of its income and assets, as well as current business plans and financial expectations, that it may be classified as a PFIC for its current taxable year or in future taxable years. No opinion of legal counsel or ruling from the Internal Revenue Service (the “IRS”) concerning the PFIC status of NioCorp or any subsidiary has been obtained or is currently planned to be requested. The determination of whether any corporation was, or will be, a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether any corporation will be a PFIC for any taxable year depends on the assets and income of such corporation over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Quarterly Report on Form 10-Q. In addition, even if NioCorp concluded that it or any subsidiary was not classified as a PFIC, the IRS could challenge such determination and a court could sustain the challenge. Accordingly, there can be no assurance that NioCorp or any subsidiary will not be classified as a PFIC for any taxable year. Each holder of Common Shares or other NioCorp securities should consult its own tax advisors regarding the PFIC status of NioCorp and each subsidiary thereof and the resulting tax consequences to the holder, as well as any potential to mitigate such tax consequences through a “QEF” or “mark-to-market” election. See the “Risk Factors” section of the Annual Report on Form 10-K.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, Options, Warrants, and convertible debt as of November 13, 2024, is set out below, on a fully diluted basis.

Common Shares Outstanding (Fully Diluted)
Common Shares	42,512,202
Vested shares of ECRC Class B common stock (1)	4,282,116
Options (2)	2,455,500
Warrants (3)	26,740,515
Convertible debt (4)	1,248,346
(1)	Each exchangeable into one Common Share at any time, and from time to time, until March 17, 2033.
(2)	Each exercisable into one Common Share.
(3)	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares and 11,073,889 Warrants that are each exercisable into one Common Share.
(4)	Represents Common Shares issuable on conversion of the April 2024 Notes with an outstanding principal and accrued interest amount of $3.4 million as of November 13, 2024, at the fixed conversion price of $2.75 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision of and with the participation of our management, including the CEO and the Chief Financial Officer (“CFO”), the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, the CEO and the CFO have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, our CEO and CFO have concluded that the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting Existing as of September 30, 2024

The management of NioCorp Developments Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, the CEO and the CFO have concluded that, as of September 30, 2024, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, continued to exist as of September 30, 2024. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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

Remediation Plan for the Material Weaknesses

To address our material weaknesses existing as of September 30, 2024, we have implemented a detailed plan to address each individual material weakness identified, including the following:

●	We have, and will continue, to engage outside accounting and internal control consultants with subject matter expertise to supplement our level of knowledge, experience, and training in accounting and internal control over financial reporting.

●	We plan to develop a formal risk assessment process to ensure that it is robust and frequent enough for the Company’s business, including the identification of risks, the level of detail in our risk assessment, and the clarity of the linkage between risks and internal controls associated with the material weaknesses. The results of this effort are expected to enable us to effectively identify, develop, evolve and implement controls and procedures to address risks.

●	We plan to develop and provide incremental training to the accounting and financial reporting team regarding accounting for and valuation of complex financial instruments.

●	Management will develop a monitoring program to periodically evaluate and assess whether those responsible for controls are conducting their activities in accordance with their design, such that there is contemporaneous evidence that the controls are present and functioning and will communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued and sold the following Common Shares in reliance on exemptions from the registration requirements of the Securities Act:

Date	Gross Proceeds (000s)	Shares Issued	Price/Share
July 19, 2024(1)	$553.8	258,347	$2.1435
August 28, 2024(2)	140.2	75,000	1.8700
September 3, 2024(2)	124.1	71,000	1.7473
September 6, 2024(2)	118.2	71,500	1.6534
September 16, 2024(2)	124.2	72,000	1.7253
September 19, 2024(2)	85.1	49,750	1.7099
September 25, 2024(2)	101.0	60,000	1.6669

(1)	Issued in reliance on Section 3(a)(9) of the Securities Act, in connection with the voluntary conversion of a portion of the amount outstanding under the Convertible Debentures and based upon representations and warranties of Yorkville in connection therewith.
(2)	Issued in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of an advance under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2024, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

November 2024 Private Placement

On November 13, 2024, the Company closed the November 2024 Private Offering with the Private Placement Investors of an aggregate of 2,199,602 Units. Each Unit consists of one Common Share, one Series A Private Warrant to purchase one Common Share and one-half of one Series B Private Warrant to purchase one-half of one Common Share. Each Series A Private Warrant is exercisable for one Common Share at a price per Common Share of $1.75. The Series A Private Warrants may be exercised at any time on or after the date of issuance and will expire on November 13, 2026. Each Series B Private Warrant is exercisable for one Common Share at a price per Common Share of $2.07. The Series B Private Warrants may be exercised at any time beginning six months and one day from the date of issuance and will expire on November 13, 2029.

The November Private Warrants contain provisions that prohibit the exercise if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of Common Shares outstanding immediately after giving effect to such exercise. A holder of November Private Warrants may increase or decrease this percentage to a percentage not in excess of 9.99% by providing notice to the Company, which increase will not be effective until at least 61 days following such notice. November Private Warrant holders will not have the rights or privileges of a holder of Common Shares with respect to the Common Shares underlying such November Private Warrants, including any voting rights, until the holder exercises such November Private Warrants. There is no established trading market for any of the November Private Warrants and the Company does not expect a market to develop. In addition, the Company does not intend to apply for the listing of any of the November Private Warrants on any national securities exchange or other trading market.

In connection with the November 2024 Private Offering, the Company entered into subscription agreements (the “Subscription Agreements”) by and between the Company and the Private Placement Investors. The Subscription Agreements contain the terms of the Private Placement and typical representations and warranties from the Private Placement Investors to the Company and the Company to the Private Placement Investors.

Certain of the Company’s officers and directors purchased an aggregate of 239,999 Units in the November 2024 Private Offering. Each officer and director of the Company who purchased Units in the November 2024 Private Offering paid a purchase price of $1.7675 per unit (the “Insider Unit Price”), which is equal to the consolidated closing bid price for the Common Shares as reported by the Nasdaq on November 1, 2024 plus $0.125 per associated November Private Warrant. The remaining investors in the November 2024 Private Offering, who are not affiliated with the Company (but with whom the Company has a pre-existing relationship), purchased an aggregate of 1,959,603 Units at a purchase price per Unit of $1.57, which is equal to 90% of the volume weight average price of the Common Shares on Nasdaq for the five-day period ended November 1, 2024. Gross proceeds to the Company from the November 2024 Private Offering are expected to be approximately $3.5 million.

The foregoing description of the Subscription Agreements is qualified in its entirety by the full text of the Subscription Agreements, a copy of which is filed as Exhibit 4.8 to this Report and is incorporated herein by reference. The foregoing descriptions of the November Private Warrants are qualified in their entirety by the full text of the Form of Series A Private Warrant and Form of Series B Private Warrant, copies of which are filed as Exhibits 4.9 and 4.10, respectively, to this Report and are incorporated herein by reference.

This Report does not constitute an offer to purchase, nor a solicitation of an offer to sell, the Units or any other securities. The Units and the underlying securities have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements

The Units were issued on a private offering basis to the Private Placement Investors with whom the Company had a pre-existing relationship pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 506(b) of Regulation D thereunder and Section 4(a)(2) thereof, in each case, pursuant to the representations and covenants the Private Placement Investors made to the Company in connection with their purchase of the Units.

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
3.3(2)	Amendment to Articles, effective March 17, 2023
4.1(3)	Consent and Waiver, dated as of September 4, 2024, between NioCorp Developments Ltd. and YA II PN, Ltd.
4.2(3)	Consent and Waiver, dated as of September 4, 2024, between NioCorp Developments Ltd. and Lind Global Fund II LP
4.3	Consent and Waiver, dated as of October 3, 2024, between NioCorp Developments Ltd. and YA II PN, Ltd.
4.4	Consent and Waiver, dated as of October 3, 2024, between NioCorp Developments Ltd. and Lind Global Fund II LP
4.5(4)	Warrant Agency Agreement, dated as of November 5, 2024, by and between NioCorp Developments Ltd., Computershare Inc. and Computershare Trust Company, N.A.
4.6(4)	Form of Series A Public Warrant
4.7(4)	Form of Series B Public Warrant
4.8	Form of Subscription Agreement in respect of units issued in November 2024
4.9	Form of Series A Private Warrant
4.10	Form of Series B Private Warrant
10.1(5)	Loan Agreement, dated as of September 11, 2024, between NioCorp Developments Ltd. and Mark Smith.
10.2(5)	Security Agreement, dated as of September 11, 2024, between NioCorp Developments Ltd. and Mark Smith.
10.3(4)	Underwriting Agreement, dated as of November 3, 2024, by and between NioCorp Developments Ltd. and Maxim Group LLC
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(6)	Inline XBRL Instance Document
101.SCH(6)	Inline XBRL Taxonomy Extension- Schema
101.CAL(6)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(6)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(6)	Inline XBRL Taxonomy Extension – Labels
101.PRE(6)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement, or agreement.
(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on March 17, 2023, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-41655) filed with the SEC on September 23, 2024 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on November 5, 2024, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on September 11, 2024, and incorporated herein by reference.
(6)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2024 and 2023, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2024 and 2023, (iv) the Interim Condensed Consolidated Statements of Shareholders’ (Deficit) Equity and Redeemable Noncontrolling Interest for the Three Months ended September 30, 2024 and 2023 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: November 13, 2024

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2024