Form 10-Q
period 2024-12-31
NIOCORP DEVELOPMENTS LTD
filed 2025-02-07
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 7, 2025, the registrant had 46,818,119 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

	As of
	December 31, 2024	June 30, 2024
ASSETS
Current
Cash and cash equivalents	$477	$2,012
Prepaid expenses and other	261	916
Total current assets	738	2,928
Non-current
Deposits	35	35
Investment in equity securities	4	4
Right-of-use assets	151	181
Land and buildings, net	840	837
Mineral properties	16,085	16,085
Total assets	$17,853	$20,070

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,552	$1,843
Warrant liabilities, at fair value	-	2,365
Convertible debt	1,176	7,660
Operating lease liability	97	96
Total current liabilities	3,825	11,964
Non-current
Warrant liabilities, at fair value	2,687	1,651
Earnout liability, at fair value	3,064	3,817
Operating lease liability	70	104
Total liabilities	9,646	17,536
Commitments and contingencies
Redeemable noncontrolling interest	1,316	1,534
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; 43,671,287 and 38,062,647 shares outstanding, respectively	172,235	163,823
Accumulated deficit	(164,433)	(161,912)
Accumulated other comprehensive loss	(911)	(911)
Total shareholders’ equity	6,891	1,000
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$17,853	$20,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
Operating expenses
Employee related costs	$904	$328	$1,234	$650
Professional fees	772	952	1,222	2,139
Exploration expenditures	261	828	399	1,928
Other operating expenses	964	809	1,441	1,643
Total operating expenses	2,901	2,917	4,296	6,360
Change in fair value of earnout shares liability	(1,569)	(806)	(753)	(2,899)
Change in fair value of warrant liabilities	(837)	71	(893)	144
Change in fair value of convertible notes	23	-	40	-
Interest expense	4	1,176	48	3,251
Foreign exchange (gain) loss	(4)	28	4	17
Other gains	-	-	(122)	-
Loss on equity securities	-	1	-	2
Loss before income taxes	(518)	(3,387)	(2,620)	(6,875)
Income tax benefit	-	-	-	(101)
Net loss and comprehensive loss	(518)	(3,387)	(2,620)	(6,774)
Less: Net loss attributable to redeemable noncontrolling interest	(68)	(96)	(99)	(270)
Net loss and comprehensive loss attributable to the Company	$(450)	$(3,291)	$(2,521)	$(6,504)

Loss per common share, basic and diluted	$(0.01)	$(0.09)	$(0.06)	$(0.18)
Weighted average common shares outstanding, basic and diluted	41,168,372	33,255,557	39,764,858	32,555,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the six months ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,620)	$(6,774)
Adjustments for:
Change in valuation of earnout shares liability	(753)	(2,899)
Change in valuation of warrant liabilities	(893)	144
Other gain	(122)	-
Share based compensation	781	-
Fair value of private placement warrants	144	102
Accretion of convertible debt	44	3,251
Change in fair value of convertible note	40	-
Yorkville share issuances	37	63
Depreciation	1	1
Unrealized loss on equity securities	-	2
Non-cash lease activity	(2)	22
	(3,343)	(6,088)
Change in working capital items:
Prepaid expenses	654	953
Accounts payable and accrued liabilities	709	510
Net cash used in operating activities	(1,980)	(4,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	(5)	-
Net cash used in investing activities	(5)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	7,828	3,054
Related party debt draws	33	-
Related party debt repayments	(33)	-
Convertible debt repayments	(6,047)	-
Share issue costs	(1,331)	(136)
Net cash provided by financing activities	450	2,918
Change in cash and cash equivalents during period	(1,535)	(1,707)
Cash and cash equivalents, beginning of period	2,012	2,341
Cash and cash equivalents, end of period	$477	$634

Supplemental cash flow information:
Conversion of debt for common shares	$501	$8,306
Value of warrants issued	2,262	-
Interest paid	4	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share data) (unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, September 30, 2023	32,913,419	$147,697	$(153,690)	$(911)	$(6,904)	$1,926
Exercise of options	7,800	-	-	-	-	-
Private placements	413,432	1,393	-	-	1,393	-
Yorkville equity facility draws	75,000	244	-	-	244	-
Debt conversions	682,193	2,577	-	-	2,577	-
Share issuance costs	-	(101)	-	-	(101)	-
Loss for the period	-	-	(3,291)	-	(3,291)	(96)
Balance, December 31, 2023	34,091,844	$151,810	$(156,981)	$(911)	$(6,082)	$1,830

Balance, September 30, 2024	38,720,244	$167,275	$(163,983)	$(911)	$2,381	$1,503
November 2024 Registered Offering	1,592,356	2,502	-	-	2,502	-
November 2024 Private Offering	2,199,602	1,716	-	-	1,716	-
Yorkville equity facility draws	811,000	1,172	-	-	1,172	-
Redemptions of vested shares	348,085	119	-	-	119	(119)
Share-based compensation	-	781	-	-	781	-
Share issuance costs	-	(1,330)	-	-	(1,330)	-
Loss for the period	-	-	(450)	-	(450)	(68)
Balance, December 31, 2024	43,671,287	$172,235	$(164,433)	$(911)	$6,891	$1,316

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2023	31,202,131	$140,421	$(150,477)	$(911)	$(10,967)	$2,100
Exercise of options	7,800	-	-	-	-	-
Private placements	663,432	2,393	-	-	2,393	-
Yorkville equity facility draws	220,000	829	-	-	829	-
Debt conversions	1,998,481	8,306	-	-	8,306	-
Share issuance costs	-	(139)	-	-	(139)	-
Loss for the period	-	-	(6,504)	-	(6,504)	(270)
Balance, December 31, 2023	34,091,844	$151,810	$(156,981)	$(911)	$(6,082)	$1,830

Balance, June 30, 2024	38,062,647	$163,823	$(161,912)	$(911)	$1,000	$1,534
November 2024 Registered Offering	1,592,356	2,502	-	-	2,502	-
November 2024 Private Offering	2,199,602	1,716	-	-	1,716	-
Yorkville equity facility draws	1,210,250	1,863	-	-	1,863	-
Redemptions of vested shares	348,085	119	-	-	119	(119)
Debt conversions	258,347	501	-	-	501	-
Issuance of warrants	-	2,262	-	-	2,262	-
Share-based compensation	-	781	-	-	781	-
Share issuance costs	-	(1,332)	-	-	(1,332)	-
Loss for the period	-	-	(2,521)	-	(2,521)	(99)
Balance, December 31, 2024	43,671,287	$172,235	$(164,433)	$(911)	$6,891	$1,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

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

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows at December 31, 2024, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2024. The interim results are not necessarily indicative of results for the full year ending June 30, 2025, or future operating periods.

b)	Recent Accounting Standards

Issued and Not Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU expand public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU will be effective for our annual report for the period ending June 30, 2025, and for interim period reports beginning thereafter. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for our annual report for the period ending June 30, 2027, and for interim period reports beginning thereafter. Early adoption is permitted and the amendments should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. This ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. This ASU is effective for our annual report for the period ending June 30, 2028, and for interim period reports beginning thereafter on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the carrying value of long-term assets, deferred income tax assets and related valuations, liabilities related to the April 2024 Notes, Earnout Shares, Private Warrants, November Public Warrants, and November Private Warrants (each, as defined below), and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

The Company acquired a federal income tax payable of $443 in connection with the GXII Transaction (as defined below). As a result of post-transaction losses at Elk Creek Resources Corp. (“ECRC”), a partial release of the valuation allowance attributed to the reduction of the acquired federal income tax payable of $101 was recorded as an income tax benefit in the condensed consolidated statement of operations and comprehensive loss for the six months ended December 31, 2023. The Company maintains a full valuation allowance against future income tax assets as it is more likely than not that all of the assets will not be realized.

d)	Basic and Diluted Earnings per Share

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Net loss	$(518)	(3,387)	$(2,620)	$(6,774)
Adjust: Net loss attributable to noncontrolling interest	(68)	(96)	(99)	(270)
Net loss available to participating securities	(450)	(3,291)	(2,521)	(6,504)
Net loss attributable to vested shares of ECRC Class B common stock	(48)	(321)	(176)	(580)
Net loss attributed to common shareholders - basic and diluted	$(402)	(2,970)	$(2,345)	$(5,924)
Denominator:
Weighted average shares outstanding – basic and diluted	41,168,372	33,255,557	39,764,858	32,555,092
Loss per Common Share outstanding – basic and diluted	$(0.01)	(0.09)	$(0.06)	$(0.18)

The following common shares, no par value, of the Company (“Common Shares”) underlying options to purchase Common Shares (“Options”), Common Share purchase warrants (“Warrants”), and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three-month periods indicated below.

	For the Three and Six Months Ended December 31,
Excluded potentially dilutive securities (1)(2):	2024	2023
Options	3,068,000	938,000
Warrants (3)	26,740,515	19,032,421
Convertible debt	-	2,089,860
Total potential dilutive securities	29,808,515	22,060,281

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

(2)	Earnout Shares are excluded as the vesting terms were not met as of the end of the reporting period.

(3)	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares and 11,073,889 Warrants that are each exercisable into one Common Share.

3.	GOING CONCERN

The Company incurred a loss of $2,521 for the six months ended December 31, 2024 (six months ended December 31, 2023 - $6,504) and had a working capital deficit of $3,087 and an accumulated deficit of $164,433 as of December 31, 2024. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of December 31, 2024, the Company had cash of $477, which will not be sufficient to fund normal operations or the repayment of the April 2024 Notes (as further discussed in Note 6b) for the next twelve months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions and events, the Company plans to obtain additional financing. As disclosed in Note 13, on January 31, 2025, the Company closed the January 2025 Offering (as defined below), which resulted in the receipt of net proceeds of approximately $5,000 before deducting underwriting discounts and offering expenses. The Company may pursue additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. The Company’s plans

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

to obtain additional financing have not been finalized, are subject to market conditions, and are not within the Company’s control and therefore cannot be deemed probable. Further, the Company will be required to raise additional funds for the construction and commencement of operations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4.	MINERAL PROPERTIES

During the quarter ended December 31, 2024, the Company completed negotiations with four landowners in Nebraska and entered into contract amendments which extended the option periods by approximately five years for each option to purchase agreement (“OTP”) covering four parcels of land for project construction and operation which the Company does not already own. The Company paid $106 upon closing of the OTP extensions and will make periodic payments totaling $184 over the extension period.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of
	December 31, 2024	June 30, 2024
Accounts payable, trade	$2,243	$1,417
Trade payable accruals	261	350
Environmental accruals	48	48
Loan origination fees payable to related party	-	28
Total accounts payable and accrued liabilities	$2,552	$1,843

6.	DEBT

a)	Yorkville Convertible Debenture

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

The change in the Convertible Debentures is presented below:

For the Six Months Ended December 31, 2024
Balance at June 30, 2024	$571
Accretion expense	43
Principal and interest converted	(614)
Balance, December 31, 2024	$-

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The following table discloses the components of interest expense associated with the Convertible Debentures.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Component of Interest Expense	2024	2023	2024	2023
Contractual interest	$-	$91	$1	$221
Amortization of discount and issuance costs	-	1,085	42	3,030
Total	$-	$1,176	$43	$3,251

b)	April 2024 Notes

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

The change in the April 2024 Notes is presented below:

For the Six Months Ended December 31, 2024
Fair value at June 30, 2024	$7,089
Principal payments	(5,953)
Change in fair value	40
Balance, December 31, 2024	$1,176
Remaining Principal Balance, December 31, 2024	$1,176

The change in the April 2024 Warrant liability is presented below:

For the Six Months Ended December 31, 2024
Fair value at June 30, 2024	$298
Change in fair value	(86)
Fair value at December 31, 2024	$212

On September 4, 2024 and October 3, 2024, NioCorp entered into (i) consents and waivers (the “2024 Yorkville Consents”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement and (ii) consents and waivers (together with the 2024 Yorkville Consents, the “2024 Note Consents”) to the April 2024 Notes issued and sold to Lind II pursuant to the April 2024 Purchase Agreement. The 2024 Note Consents, among other things, extended and deferred certain monthly payments and extended the maturity of the April 2024 Notes until January 31, 2025.

Except as modified by the 2024 Note Consents and the January Yorkville Consent (as defined below), as discussed in Note 13, the terms of the April 2024 Notes as previously disclosed are unchanged.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

7.	CLASS B COMMON STOCK OF ECRC

The shares of Class B common stock of ECRC, an indirect, majority-owned subsidiary of NioCorp formerly known as GX Acquisition Corp. II (“GXII”), include rights under which the holders may exchange such shares into Common Shares. Certain of such shares were vested as of the Closing (as defined below) and are exchangeable at any time, from time to time, until the tenth anniversary of the Closing Date (as defined below) (the “Vested Shares”) and certain of such shares are subject to certain vesting conditions (the “Earnout Shares”).

Earnout Shares

The Earnout Shares were valued utilizing a Monte Carlo Simulation pricing model with the following primary inputs:

Key Valuation Input	December 31, 2024	June 30, 2024
Closing Common Share price	$1.55	$1.73
Term (expiry)	March 17, 2033	March 17, 2033
Implied volatility of Public Warrants	64.0%	65.0%
Risk-free rate	4.52%	4.35%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the six-month period ended December 31, 2024:

For the Six Months Ended December 31, 2024
Fair value at June 30, 2024	$3,817
Change in fair value	(753)
Fair value at December 31, 2024	$3,064

Vested Shares

On December 12, 2024, and December 20, 2024, 25,000 Vested Shares and 323,085 Vested Shares, respectively, were exchanged for an equivalent number of Common Shares. This exchange resulted in a change in the Company’s ownership interest in ECRC and was accounted for as an equity transaction in accordance with Accounting Standards Codification (“ASC”) 810-10-45-23, with no gain or loss recognized. Accordingly, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company’s ownership interest with a corresponding offset booked to equity. As of December 31, 2024, 3,934,031 Vested Shares remained outstanding.

8.	COMMON SHARES

a)	Issuance

On November 5, 2024, the Company closed an underwritten public offering (the “November 2024 Registered Offering”), pursuant to the underwriting agreement, dated November 3, 2024 (the “Underwriting Agreement”), with Maxim Group LLC, as underwriter (the “Underwriter”), which consisted of 1,592,356 Common Shares, 1,672,090 Warrants (the “Series A Public Warrants”) to purchase up to an additional 1,672,090 Common Shares and 836,045 Warrants (the “Series B Public Warrants” and, together with the Series A Public Warrants, the “November Public Warrants”) to purchase up to an additional 836,045 Common Shares. Each Common Share was sold together with one Series A Public Warrant and one-half of one Series B Public Warrant at a combined public offering price of $1.57. The gross proceeds from the November 2024 Registered Offering were $2,501 before deducting underwriting discounts and offering expenses. The November Public Warrants were classified as equity instruments and accordingly, the net proceeds were allocated based on the relative fair values of the Common Shares and the November Public Warrants on the date of issuance, with $943 allocated to the fair value of the November Public Warrants and the balance of the proceeds of $1,558 allocated to Common Shares. The Company incurred total transaction costs related to the November 2024 Registered Offering $1,226, which were treated as share issuance costs at closing. The Series A Public

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 5, 2026. The Series B Public Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance and will expire on November 5, 2029. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day over-allotment option to purchase (i) 238,853 additional Common Shares and (ii) 358,280 Option Warrants (as defined below) to purchase up to an aggregate of 358,280 Common Shares. “Option Warrant” means one Series A Public Warrant combined with one-half of one Series B Public Warrant. On November 4, 2024, the Underwriter partially exercised its over-allotment option to purchase 79,734 additional Series A Public Warrants and 39,867 additional Series B Public Warrants, which amounts are included in the amounts, discussed above, issued at closing of the November 2024 Registered Offering.

On November 13, 2024, the Company closed a non-brokered private placement (the “November 2024 Private Offering”), pursuant to binding subscription agreements with certain accredited investors as part of a non-brokered private placement of 2,199,602 units of the Company (the “November 2024 Units”). Each November 2024 Unit consists of one Common Share, one Warrant (collectively, the “Series A Private Warrants”) to purchase one Common Share and one-half of one Warrant to purchase one-half of one Common Share (collectively, the “Series B Private Warrants” and, together with the Series A Private Warrants, the “November Private Warrants”). Each November 2024 Unit was issued and sold at a price of $1.57. The gross proceeds of the November 2024 Private Offering were approximately $3,500 before deducting offering expenses. Certain directors and officers of the Company (the “Insider Investors”) purchased November 2024 Units at a price of $1.7675 per November 2024 Unit, which price includes $0.1975 per November 2024 Unit and allowed such directors and officers to participate in the November 2024 Private Offering in accordance with the rules of the Nasdaq Stock Market LLC (the “Nasdaq”). The Series A Private Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 13, 2026. The Series B Private Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance and will expire on November 13, 2029. The Company recorded a non-cash expense of $34 and $110 to other operating expense and employee related costs, respectively, representing the excess of fair value of the November 2024 Units over the purchase price paid by Insider Investors.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that the November Private Warrants met the definition of a derivative liability, as any warrant exercise that could cause the holder to exceed 19.9% ownership of NioCorp Common Shares would require shareholder approval. As such, the November Private Warrants were recognized as warrant liabilities on the consolidated balance sheet and were measured at their issuance date fair value of $1,928 and subsequently remeasured at each reporting period with changes being recorded as a non-operating gain or loss in the consolidated statement of operations and comprehensive loss. The remaining proceeds of the November 2024 Private Offering of $1,573 were allocated to Common Shares. The Company incurred total transaction costs related to the November 2024 Private Offering of $161, of which $60 was allocated to the November Private Warrants and was expensed at closing.

The following tables disclose the primary inputs for the Black-Scholes model used in valuing the November Public Warrants and November Private Warrants.

	Series A Public Warrants		Series B Public Warrants
Key Valuation Input	December 31, 2024	November 5, 2024	December 31, 2024	November 5, 2024
Closing Common Share price	$1.55	$1.455	$1.55	$1.455
Term (years)	4.5	4.5	1.85	2.0
Historic equity volatility	67.98%	67.43%	70.84%	67.13%
Risk-free rate	4.36%	4.14%	4.25%	4.20%

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

	Series A Private Warrants		Series B Private Warrants
Key Valuation Input	December 31, 2024	November 13, 2024	December 31, 2024	November 13, 2024
Closing Common Share price	$1.55	$1.49	$1.55	$1.49
Term (years)	4.5	4.5	1.87	2.0
Historic equity volatility	67.98%	67.52%	70.47%	67.26%
Risk-free rate	4.36%	4.30%	4.25%	4.20%

The following table sets forth a summary of the changes in the fair value of the November Private Warrants liabilities.

November Private Warrants
Fair value at issuance	$1,929
Change in fair value	152
Fair value as of December 31, 2024	$2,081

As of December 31, 2024, the Company has access to up to $57,443 in net proceeds from the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026. The Company issued the following Common Shares under the Yorkville Equity Facility Financing Agreement during the six months ended December 31, 2024:

Date	Common Shares Issued	Gross Funds Received	Market Value of Shares Issued	(Gain)/Loss on Issuance
August 28, 2024	75,000	$140	$133	$(7)
September 3, 2024	71,000	124	123	(1)
September 6, 2024	71,500	118	118	-
September 16, 2024	72,000	124	124	-
September 19, 2024	49,750	85	85	-
September 25, 2024	60,000	101	108	7
November 18, 2024	115,000	158	167	9
November 21, 2024	110,000	147	150	3
November 27, 2024	105,000	137	138	1
December 6, 2024	110,000	155	187	32
December 11, 2024	141,000	219	212	(7)
December 16, 2024	120,000	168	166	(2)
December 20, 2024	110,000	149	154	5

(Gain)/loss on issuance represents a non-cash amount equal to the difference between the proceeds received and the fair value of the Common Shares issued based on the Nasdaq closing price per Common Share on the issuance date and is recorded in other operating expenses in the condensed consolidated statement of operations and comprehensive loss.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

b)	Stock Options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Balance, June 30, 2024	2,495,500	$4.78
Granted	935,000	1.40
Exercised	-	-
Cancelled/expired	(362,500)	9.35
Balance, December 31, 2024	3,068,000	$3.17	$140	3.89 Years

On December 23, 2024, the Company granted 935,000 Options with a fair value price of $0.84 per Option, based on a Black-Scholes model with a risk-free rate of 4.44%, average share price volatility of 67.2%, and a five-year expected option life. These Options were fully vested on the issuance date and the Company expensed $781 in the condensed consolidated statement of operations associated with the Option grants.

c)	Warrants

Warrant transactions are summarized as follows. Weighted average exercise prices related to Canadian dollar denominated warrants were converted to U.S. dollars using end of period foreign currency exchange rates.

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2024	18,563,561	$10.53
Granted	8,624,272	2.00
Exercised	-	-
Expired	(447,318)	8.94
Balance, December 31, 2024	26,740,515	$7.81

At December 31, 2024, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price	Expiry Date
855,800	C$9.70	February 19, 2025
250,000	$4.60	September 1, 2025
413,432	$3.54	December 22, 2025
315,000	$2.20	June 24, 2026
1,672,090	$1.75	November 5, 2026
2,199,602	$1.75	November 13, 2026
615,385	$3.25	April 12, 2027
15,666,626	$11.50	March 17, 2028
2,816,742	$2.31	September 17, 2028
836,045	$2.07	November 5, 2029
1,099,793	$2.07	November 13, 2029
26,740,515

Private Warrants

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

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

The Company classifies Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the Private Warrants using a Black-Scholes pricing model:

Key Valuation Input	December 31, 2024	June 30, 2024
Closing Common Share price	$1.55	$1.73
Strike price	$11.50	$11.50
Implied volatility of Public Warrants	62.5%	69.0%
Risk free rate	4.35%	4.45%
Dividend yield	0%	0%
Expected warrant life in years	3.2	3.7

The change in the Private Warrants liability is presented below:

For the Six Months Ended December 31, 2024
Fair value at June 30, 2024	$1,353
Change in fair value	(960)
Fair value at December 31, 2024	$393

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

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

On September 17, 2024, the Company’s Common Share price was below the threshold price set forth in the Lind Consent, and accordingly, the Company issued 2,816,742 Contingent Consent Warrants to Lind III. Each Contingent Consent Warrant is exercisable for one Common Share at an exercise price of $2.308 and may be exercised at any time prior to their expiration on September 17, 2028. The number of Contingent Consent Warrants issued was based on $5,000 divided by the five-day volume weighted average price of the Common Shares on September 16, 2024. The Company valued the Contingent Consent Warrants at $2,262 based on a Black-Scholes valuation with the following inputs:

Key Valuation Input	September 17, 2024
Closing Common Share price	$1.74
Term (years)	4.0
Historic equity volatility	67.14%
Risk-free rate	3.44%

The Company recognized a gain of $103 on the issuance of the Contingent Consent Warrants. This gain was recorded as a part of other gains in the condensed consolidated statements of operations and comprehensive loss.

9.	RELATED PARTY TRANSACTIONS

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

Through October 30, 2024, the Company borrowed a total of $504 under the Smith Loan and subsequently the Company repaid $508, representing the balance of the interest and principal outstanding under the Smith Loan, along with $41 related to loan origination fees payable. As of December 31, 2024, the principal amount outstanding under the Smith Loan was $0 and accounts payable and accrued liabilities as of December 31, 2024, included $0 dollars of loan origination fees payable to Mr. Smith.

10.	Exploration Expenditures

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Technical studies and engineering	$4	$97	$4	$297
Field management and other	210	147	301	282
Metallurgical development	47	584	94	1,330
Geologists and field staff	-	-	-	19
Total	$261	$828	$399	$1,928

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

11.	Leases

The Company incurred lease costs as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Operating Lease Cost:	2024	2023	2024	2023
Fixed rent expense	$23	$23	$46	$45
Variable rent expense	4	3	7	7
Short-term lease cost	2	2	5	5
Sublease income	(15)	(10)	(24)	(16)
Lease cost – other operating expense:	$14	$18	$34	$41

The maturities of lease liabilities are as follows at December 31, 2024:

Future Lease Maturities
Total remaining lease payments	$197
Less portion of payments representing interest	(30)
Present value of lease payments	167
Less current portion of lease payments	(97)
Non-current lease liability	$70

12.	Fair Value Measurements

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024, and June 30, 2024, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$477	$477	$-	$-
Investment in equity securities	4	4	-	-
Total	$481	$481	$-	$-
Liabilities:
April 2024 notes	$1,176	$-	$-	$1,176
Earnout Shares liability	3,064	-	-	3,064
Warrant liabilities	2,687	-	2,687	-
Total	$6,927	$-	$2,687	$4,240

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,012	$2,012	$-	$-
Investment in equity securities	4	4	-	-
Total	$2,016	$2,016	$-	$-
Liabilities:
April 2024 notes	$7,089	$-	$-	$7,089
Earnout Shares liability	3,817	-	-	3,817
Warrant liabilities	4,016	-	1,651	2,365
Total	$14,922	$-	$1,651	$13,271

13.	SUBSEQUENT EVENTS

The January Yorkville Consent and the Repayment of the April 2024 Notes

On January 3, 2025, the Company entered into a consent and waiver (the “January Yorkville Consent”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement. The January Yorkville Consent, among other things, deferred the due date for the amounts that would otherwise have been due to Yorkville on January 1, 2025 to the maturity date and extended the maturity date to February 17, 2025, and prospectively waived any term of the April 2024 Notes that would otherwise be triggered upon a failure of the Company to pay to Yorkville the remainder of the amount due on January 1, 2025. All remaining amounts due to Lind II ($176) and Yorkville ($1,000) under the April 2024 Notes were repaid on January 6, 2025, and February 7, 2025, respectively.

The January 2025 Offering

On January 31, 2025, the Company closed an underwritten registered direct offering (the “January 2025 Offering”), pursuant to the underwriting agreement, dated January 29, 2025, with Maxim Group LLC, as underwriter, pursuant to which the Company issued and sold 2,577,320 Common Shares, 2,577,320 Series A warrants to purchase up to 2,577,320 Common Shares (the “January 2025 Series A Warrants”) and 1,288,660 Series B warrants to purchase up to an additional 1,288,660 Common Shares (the “January 2025 Series B Warrants”). Each Common Share was sold together with one Series A Warrant and one-half of one Series B Warrant at a combined public offering price of $1.94. The gross proceeds from the January 2025 Offering were approximately $5,000 before deducting underwriting discounts and offering expenses. The January 2025 Series A Warrants have an exercise price of $1.98 per underlying Common Share, are exercisable immediately, and will expire on August 2, 2027. The January 2025 Series B Warrants have an exercise price of $2.05 per underlying Common Share, are exercisable immediately, and will expire on January 31, 2029.

The Company used a portion of the net proceeds from the January 2025 Offering to repay outstanding obligations under the April 2024 Notes and currently intends to use the remaining net proceeds for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operations.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors, and may include statements regarding the anticipated benefits of the transactions (the “2023 Transactions”) contemplated by the previously disclosed Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GX Acquisition Corp. II and Big Red Merger Sub Ltd, including NioCorp’s ability to access the full amount of the expected net proceeds of the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”); the anticipated benefits of the November Offerings (as defined below); the anticipated benefits of the January 2025 Offering (as defined below); NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); anticipated benefits of the listing of the Common Shares, no par value, of the Company (“Common Shares”) on The Nasdaq Stock Market LLC (“Nasdaq”); the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Company’s niobium, scandium and titanium project (the “Elk Creek Project”) located in southeastern Nebraska; NioCorp’s expectation and ability to produce niobium, scandium, and titanium and the potential to produce rare earth elements at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; the outcome of current recovery process improvement testing and the evaluation of the benefits and costs of electrifying the mine using Railveyor technology, and NioCorp’s expectation that such process and design improvements could lead to greater efficiencies and cost savings in the Elk Creek Project; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; NioCorp’s updating its technical report for the Elk Creek Project; statements with respect to the estimation of mineral resources and mineral reserves; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

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

Recent Corporate Events

On January 31, 2025, the Company closed an underwritten registered direct offering (the “January 2025 Offering”), pursuant to the underwriting agreement, dated January 29, 2025 (the January 2025 Underwriting Agreement”), with Maxim Group LLC, as underwriter, pursuant to which the Company issued and sold 2,577,320 Common Shares, 2,577,320 Series A warrants to purchase up to 2,577,320 Common Shares (the “January 2025 Series A Warrants”) and 1,288,660 Series B warrants to purchase up to an additional 1,288,660 Common Shares (the “January 2025 Series B Warrants”). Each Common Share was sold together with one Series A Warrant and one-half of one Series B Warrant at a combined public offering price of $1.94. The gross proceeds from the January 2025 Offering were approximately $5.0 million before deducting underwriting discounts and offering expenses. The January 2025 Series A Warrants have an exercise price of $1.98 per underlying Common Share, are exercisable immediately, and will expire on August 2, 2027. The January 2025 Series B Warrants have an exercise price of $2.05 per underlying Common Share, are exercisable immediately, and will expire on January 31, 2029.

Elk Creek Project Update

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

During the quarter ended December 31, 2024, the Company completed negotiations with four landowners in Nebraska and entered into contract amendments which extended the option periods by approximately five years for each Option to Purchase agreement (“OPT”) covering four parcels of land for project construction and operation which the Company does not already own. The Company paid $106,000 upon closing of the OPT extensions and will make periodic payments totaling $184,000 over the extension period.

Other Activities

If funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local operating permits;
●	Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production of niobium, scandium, and titanium from the Elk Creek Project, including the potential sale of titanium as titanium tetrachloride, as well as potential rare earth element production;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the Elk Creek Project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities;
●	As a follow-on to the Demonstration Plant operations, complete characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs;
●	Continue the engineering and costing of road improvements near the junction of Nebraska state highways 50 and 62, which are intended to facilitate access to the Elk Creek Project site and manage increased traffic in the project vicinity; and

●	Continue technical work with respect to improvements in the mine and the metallurgical process and costs.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred primarily related to costs incurred for the advancement of the Elk Creek Project and the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Operating expenses	($000s)
Employee-related costs	$904	$328	$1,234	$650
Professional fees	772	952	1,222	2,139
Exploration expenditures	261	828	399	1,928
Other operating expenses	964	809	1,441	1,643
Total operating expenses	2,901	2,917	4,296	6,360
Change in fair value of Earnout Shares liability	(1,569)	(806)	(753)	(2,899)
Change in fair value of warrant liabilities	(837)	71	(893)	144
Change in fair values of convertible notes	23	-	40	-
Interest expense	4	1,176	48	3,251
Foreign exchange (gain) loss	(4)	28	4	17
Other gains	-	-	(122)	-
Loss on equity securities	-	1	-	2
Income tax benefit	-	-	-	(101)
Net loss and comprehensive loss	(518)	(3,387)	(2,620)	(6,774)
Less: Loss attributable to noncontrolling interest	(68)	(96)	(99)	(270)
Net loss attributable to the Company	$(450)	$(3,291)	$(2,521)	$(6,504)

Three- and six-month periods ended December 31, 2024 compared to the three- and six-month periods ended December 31, 2023

Significant items affecting operating expenses are noted below:

Employee-related costs increased for the three- and six-month periods in 2024 as compared to 2023, primarily due to the timing of fully vested incentive options to purchase Common Shares (“Options”) issued to employees in 2024.

Professional fees decreased for the three-month period in 2024 primarily due to increased audit fees associated with the Company’s June 30, 2023 financial statements and increased review fees in connection with the Company’s September 30, 2023 financial statements, partially offset by transactions expenses (primarily legal and accounting costs) associated with the warrant liabilities incurred with the November Offerings. Professional fees decreased for the six-month period in 2024 as compared to 2023, primarily due to higher costs incurred in 2023 related to the timing of legal services associated with the Company’s SEC registration statements filed in October 2023, as well as increased audit fees associated with the Company’s June 30, 2023 financial statements and increased review fees in connection with the Company’s September 30, 2023 financial statements.

Exploration expenditures decreased for the three- and six-month period in 2024 as compared to 2023, as 2023 costs included Demonstration Plant operation costs. Operation of the Demonstration Plant ended during the prior year.

Other operating expenses include costs related to investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs increased for the three-month period in 2024 as compared to 2023 primarily due to the timing of fully vested Options issued to board members and advisors in 2024 as well as broker fees and other financial service costs associated with the warrant liabilities incurred with the November Offerings. These costs decreased for the six-month period in 2024 as compared to 2023 primarily due to a decrease in director and officer insurance expense, as well as declines in scandium development initiatives and financial-related services, partially offset by the timing of fully vested Options issued to board members and advisors in 2024 and an increase in investor relation services.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of Earnout Shares liability represents the changes in fair value related to the shares of Class B common stock of Elk Creek Resource Corporation (“ECRC”), an indirect, majority-owned subsidiary of NioCorp formerly known as GX Acquisition Corp. II, the rights of the holders of which to exchange such shares into Common

Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the “Earnout Shares”). The credit balances for all periods represents the impact of decreases in the Company’s Common Share price on the financial modeling used to determine the period end fair values.

Change in fair value of warrant liabilities represents the changes in fair value of Common Share purchase warrants (“Warrants”) that are carried as liabilities in the condensed consolidated balance sheet. Expenses for the three- and six-month periods ending December 31, 2023, primarily related to Lind Global Asset Management III, LLC’s (“Lind III”) right to receive additional warrants (the “Contingent Consent Warrants”) as consideration for entering into the previously disclosed Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind III. Expense was recorded in these periods based on the impact of a lower closing Common Share price, which increased the probability of these Contingent Consent Warrants being issued on the 18-month anniversary. The credit amounts booked for the three-and six-month periods ending December 31, 2024, primarily related to the impact of our declining Common Share market price on the Black-Scholes modeling results for our outstanding warrant liabilities.

Interest expense decreased for the three-and six-month periods in 2024 as compared to 2023 as 2023 periods included accretion expense associated with the unsecured convertible debentures (the “Convertible Debentures”) issued to Yorkville in March 2023. The outstanding balance of the Convertible Debentures was substantially reduced during fiscal year 2023, and was fully retired in the first quarter of 2024, resulting in lower accretion during 2024.

Other Gains for the six-month period ended December 31, 2024, primarily relates to a non-cash gain on the issuance of the Contingent Consent Warrants, which were issued in September 2024.

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

On April 12, 2024, the Company issued and sold to Yorkville and Lind Global Fund II LP (“Lind II” and, together with Yorkville, the “April 2024 Purchasers”), pursuant to a securities purchase agreement, dated April 11, 2024 (the “April 2024 Purchase Agreement”), between the Company and each of the April 2024 Purchasers. The Company also issued to the April 2024 Purchasers, in proportion to the aggregate principal amount of the April 2024 Notes issued to each April 2024 Purchaser, Warrants to purchase up to 615,385 Common Shares (the “April 2024 Warrants”), which are equal to 25% of the aggregate principal amount of April 2024 Notes issued to the April 2024 Purchasers divided by the exercise price of $3.25, subject to any adjustment to give effect to any stock dividend, stock split or recapitalization.

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

On November 13, 2024, the Company closed a non-brokered private placement (the “November 2024 Private Offering” and, together with the November 2024 Registered Offering, the “November Offerings”) pursuant to binding subscription agreements with certain accredited investors (the “Private Placement Investors”) as part of a non-brokered private placement of 2,199,602 units of the Company (the “November 2024 Units”). Each November 2024 Unit consists of one Common Share, one Warrant (the “Series A Private Warrants”) to purchase up to an additional Common Share and one-half of one Warrant to purchase up to an additional one-half of one Common Share (the “Series B Private Warrants” and, together with the Series A Private Warrants, the “November Private Warrants”). Each November 2024 Unit was issued and sold at a price of $1.57. The gross proceeds of the November 2024 Private Offering were approximately $3.5 million before deducting offering expenses. Certain directors and officers of the Company purchased November 2024 Units at a price of $1.7675 per November 2024 Unit, which price includes $0.1975 per November 2024 Private Unit and allows such directors and officers to participate in the November 2024 Private Offering in accordance with the rules of the Nasdaq. The Series A Private Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 13, 2026. The Series B Private Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance, and will expire on November 13, 2029.

The November Offerings and the sale of the April 2024 Notes have provided, and the January 2025 Offering and the Yorkville Equity Facility Financing Agreement are expected to provide, near-term and longer-term access to capital. The ability of the Company to draw down on the Yorkville Equity Facility Financing Agreement, at its discretion, is subject to certain limitations and the satisfaction of certain conditions. When available, the Yorkville Equity Facility Financing Agreement provides an opportunity to actively manage the cash needs of the Company more closely. Historically, cash has generally been available to the Company through private placements of equity for which the timing did not always coincide with the Company’s cash needs. In the near term, the Company intends to utilize the Yorkville Equity Facility Financing Agreement for working capital and general corporate purposes, including to advance our efforts to launch construction of the Elk Creek Project and move it to commercial operations. The Company may also utilize the Yorkville Equity Facility Financing Agreement to potentially generate funds at a time when they are in need. Alternatively, the Company can also utilize the Yorkville Equity Facility Financing Agreement for opportunistic share sales.

On September 11, 2024, the Company and Mark Smith entered into the Smith Loan Agreement, which provides for a $2.0 million non-revolving credit facility (the “Smith Loan”). A total of $504,000 was subsequently drawn down, and subsequently the Company repaid $508,000, representing the balance of the interest and principal outstanding under the Smith Loan, plus $41,000 related to the loan origination fees payable.

As of December 31, 2024, the Company had cash of $0.5 million and a working capital deficit of $3.1 million, compared to cash of $2.0 million and a working capital deficit of $9.0 million on June 30, 2024.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $13.0 million until June 30, 2025. On September 4, 2024, NioCorp entered into (i) a consent and waiver (the “September Yorkville Consent”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement and (ii) a consent and waiver (together with the Yorkville Consent, the “September Consents”) to the April 2024 Notes issued and sold to Lind II. On October 3, 2024, NioCorp entered into (i) a consent and waiver (the “October Yorkville Consent”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement and (ii) a consent and waiver (together with the September Consents and the October Yorkville Consent, the “2024 Note Consents”) to the April 2024 Notes issued and sold to Lind II pursuant to the April 2024 Purchase Agreement. The 2024 Note Consents, among other things, extended and deferred certain monthly payments and extended the maturity of the April 2024 Notes until January 31, 2025. On January 3, 2025, NioCorp entered into a consent and waiver (the “January Yorkville Consent”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement. The January Yorkville Consent, among other things, deferred the due date for the amounts that would otherwise have been due to Yorkville on January 1, 2025 to the maturity date and extended the maturity date to February 17, 2025, and prospectively waived any term of the April 2024 Notes that would otherwise be triggered upon a failure of the Company to pay to Yorkville the remainder of the amount due on January 1, 2025. See Notes 6b and 13 to the interim condensed consolidated financial statements for additional information on the terms of the 2024 Note Consents and January Yorkville Consent, respectively. All remaining amounts due to Lind II ($176,000) and Yorkville ($1.0 million) under the April 2024 Notes were repaid on January 6, 2025, And February 7, 2025, respectively.

In addition to outstanding accounts payable and short-term liabilities, our average monthly planned expenditures through June 30, 2025, are expected to be approximately $2.275 million per month where approximately $0.350 million is for corporate overhead and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. This includes general overhead costs and satisfying outstanding accounts payable. This also includes anticipated financing costs associated with the Elk Creek Project. The scope of these financing costs remains under discussion with EXIM. Approximately $1.925 million per month is planned for expenditures relating to the advancement of the Elk Creek Project by NioCorp’s majority owned subsidiary, ECRC, including an updated mine plan in connection with the EXIM application process. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

The Company anticipates that it does not have sufficient cash on hand to continue to fund basic operations for the next twelve months, and additional funds totaling $12.0 million to $15.0 million, net of funds raised from advances under the Yorkville Equity Facility Financing Agreement and borrowings under the Smith Loan, if any, are likely to be necessary to continue advancing the Elk Creek Project in the areas of financing, permitting, and detailed engineering. While the Yorkville Equity Facility Financing Agreement may provide the Company with access to additional capital, the Company will likely require additional capital to meet its cash needs. Management is actively pursuing such additional sources of debt and equity financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future.

Current Elk Creek property lease commitments are $136,000 through June 30, 2025. To maintain our currently held properties and fund our currently anticipated general and administrative costs and planned exploration and development activities at the Elk Creek Project for the fiscal year ending June 30, 2025, the Company will likely require additional financing during the current fiscal year. Should such financing not be available in that timeframe, we will be required to reduce our activities and will not be able to carry out all our presently planned activities at the Elk Creek Project.

On June 6, 2023, the Company announced that it had submitted an application to EXIM for debt financing (the “EXIM Financing”) to fund the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative. The EXIM Financing is subject to, among other matters, the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation. There can be no assurance that the EXIM Financing will be completed on the terms described herein or at all. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee (the “TRC”) on October 2, 2023. During the quarter, EXIM continued to process the Company’s application for debt financing under EXIM’s Make More in America Program. The Company’s application sits at TRC in the second step in EXIM’s four-step approval process. The Company continues to meet with EXIM as well as providing responses to requests for additional information from EXIM and to the consultants that are conducting due diligence on the Company’s application on behalf of EXIM. As part of the diligence process, EXIM has identified additional project activities to be undertaken, including, among other things, an updated mine plan and updated Elk Creek Project capital costs on a final or close-to-final basis reflecting updated process flows. However, there can be no assurance what further project activities or matters EXIM may request in connection with the application process.

We are currently unable to estimate how long the application process may take, and there can be no assurances that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

Except for the potential funding from advances under the Yorkville Equity Facility Financing Agreement, as discussed above, and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time, and there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The January 2025 Underwriting Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, at-the-market agreement or other continuous offering of Common Shares, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement and the January 2025 Underwriting Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Based on the conditions described within, management has concluded, as supported by the notes that accompany our financial statements for the year ended June 30, 2024, that substantial doubt exists as to our ability to continue as a going concern. The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. As defined under S-K 1300, we are a development stage issuer and we have incurred losses since our inception. We may not have sufficient cash, including Option and Warrant exercises subsequent to June 30, 2024, to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. Uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions have contributed to general global economic uncertainty. During the three months ended December 31, 2024, these events continued to create uncertainty with respect to overall project funding and timelines. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the six months ended December 31, 2024, the Company’s operating activities consumed $2.0 million of cash (2023: $4.6 million). The cash used in operating activities for the six months ended December 31, 2024, reflects the Company’s funding of losses of $2.6 million, increased fair value related to the Earnout Shares and Warrant liabilities, share-based compensation, and other non-cash transactions. Overall, operational outflows during the six months ended December 31, 2024, decreased from the corresponding period of 2023 due to costs and expenditures incurred in connection with the Company’s Demonstration Plant. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $0.5 million during the three months ended December 31, 2024 (2023 inflows: $2.9 million), with 2024 inflows reflecting the gross receipts of $6.0 million from the November Offerings and $1.8 million from Common Share issuances under the Yorkville Equity Facility Financing Agreement, offset by $6.0 million of convertible debt repayments and $1.3 million of share issuance costs.

Cash Flow Considerations

The Company has historically relied upon debt and equity financings to finance its activities. Subject to the restrictions set forth in the Exchange Agreement and the January 2025 Underwriting Agreement, the Company may pursue additional debt and/or equity financing in the medium term; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

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

Other

The Company has one class of shares, being Common Shares. A summary of outstanding shares, Options, Warrants, and convertible debt as of February 7, 2025, is set out below, on a fully diluted basis.

Common Shares Outstanding (Fully Diluted)
Common Shares	46,818,119
Vested shares of ECRC Class B common stock (1)	3,934,031
Options (2)	3,063,000
Warrants (3)	30,376,495

(1)	Each exchangeable into one Common Share at any time, and from time to time, until March 17, 2033.
(2)	Each exercisable into one Common Share.
(3)	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares and 14,709,869 Warrants that are each exercisable into one Common Share.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision of and with the participation of our management, including the Chief Executive Office (“CEO”) and the Chief Financial Officer (“CFO”), the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, the CEO and the CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, our CEO and CFO have concluded that the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting Existing as of December 31, 2024

The management of NioCorp Developments Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, the CEO and the CFO have concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, continued to exist as of December 31, 2024. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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

As previously disclosed, these material weaknesses resulted in errors that required the restatement of Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021, as well as the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended September 30, 2021, December 31, 2021, March 31, 2022, September 30, 2022, and December 31, 2022. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

Remediation Plan for the Material Weaknesses

To address our material weaknesses existing as of December 31, 2024, we have implemented a detailed plan to address each individual material weakness identified, including the following:

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company issued and sold the following Common Shares in reliance on exemptions from the registration requirements of the Securities Act:

Date	Gross Proceeds ($000s)	Shares Issued		Price/Share ($)
November 13, 2024(1)	3,500.8	5,499,005	(2)		(3)
November 18, 2024(4)	158.3	115,000		$1.3767
November 21, 2024(4)	147.2	110,000		$1.3381
November 27, 2024(4)	136.8	105,000		$1.3024
December 6,2024(4)	155.4	110,000		$1.4126
December 11, 2024(4)	218.7	141,000		$1.5512
December 16, 2024(4)	168.3	120,000		$1.4026
December 20, 2024(4)	149.0	110,000		$1.3545

(1)	Issued in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 506(b) of Regulation D thereunder and/or Section 4(a)(2) thereof in connection with the closing of the November 2024 Private Offering and based upon representations and warranties of the Private Placement Investors in connection therewith.
(2)	Represents 2,199,602 Units, each of which consisted of one Common Share, one Series A Private Warrant and one-half of one Series B Private Warrant.

(3)	The Units were sold at a price of $1.57 per Unit to Private Placement Investors other than the Insider Investors. The Units were sold to the Insider Investors at a price of $1.7675 per Unit, which price includes $0.1975 per Unit purchased by the Insider Investors and allowed the Insider Investors to participate in the November 2024 Private Offering in accordance with the rules of Nasdaq.
(4)	Issued in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of an advance under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2024, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
3.3(2)	Amendment to Articles, effective March 17, 2023
4.1(3)	Consent and Waiver, dated as of October 3, 2024, between NioCorp Developments Ltd. and YA II PN, Ltd.
4.2(3)	Consent and Waiver, dated as of October 3, 2024, between NioCorp Developments Ltd. and Lind Global Fund II LP
4.3(4)	Warrant Agency Agreement, dated as of November 5, 2024, by and between NioCorp Developments Ltd., Computershare Inc. and Computershare Trust Company, N.A.
4.4(4)	Form of November 2024 Series A Public Warrant
4.5(4)	Form of November 2024 Series B Public Warrant
4.6(3)	Form of Subscription Agreement in respect of units issued in November 2024
4.7(3)	Form of November 2024 Series A Private Warrant
4.8(3)	Form of November 2024 Series B Private Warrant
4.9(5)	Form of January 2025 Series A Warrant
4.10(5)	Form of January 2025 Series B Warrant
4.9	Consent and Waiver, dated as of January 3, 2025, between NioCorp Developments Ltd. and YA II PN, Ltd.
10.1(4)	Underwriting Agreement, dated as of November 3, 2024, by and between NioCorp Developments Ltd. and Maxim Group LLC
10.1(5)	Underwriting Agreement, dated as of January 29, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(6)	Inline XBRL Instance Document
101.SCH(6)	Inline XBRL Taxonomy Extension- Schema
101.CAL(6)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(6)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(6)	Inline XBRL Taxonomy Extension – Labels
101.PRE(6)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement, or agreement.
(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on March 17, 2023, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-41655) filed with the SEC on November 11, 2024, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on November 5, 2024, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on January 31, 2025, and incorporated herein by reference.
(6)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2024 and 2023, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Six Months ended December 31, 2024 and 2023, (iv) the Interim Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Redeemable Noncontrolling Interest for the Three and Six Months ended December 31, 2024 and 2023 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: February 7, 2025

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 7, 2025