Form 10-Q
period 2025-03-31
NIOCORP DEVELOPMENTS LTD
filed 2025-05-08
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the registrant had 55,709,163 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024 (unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2025 and 2024 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Redeemable Noncontrolling Interest for the three and nine months ended March 31, 2025 and 2024 (unaudited)	5

Notes to condensed consolidated financial statements (unaudited)	6 - 19

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

	As of
	March 31, 2025	June 30, 2024
ASSETS
Current
Cash and cash equivalents	$1,294	$2,012
Prepaid expenses and other	79	916
Total current assets	1,373	2,928
Non-current
Deposits	35	35
Investment in equity securities	3	4
Right-of-use assets	135	181
Land and buildings, net	839	837
Mineral properties	16,085	16,085
Total assets	$18,470	$20,070

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,024	$1,843
Warrant liabilities, at fair value	-	2,365
Convertible debt	-	7,660
Operating lease liability	98	96
Total current liabilities	1,122	11,964
Non-current
Warrant liabilities, at fair value	4,200	1,651
Earnout liability, at fair value	4,327	3,817
Operating lease liability	52	104
Total liabilities	9,701	17,536
Commitments and contingencies
Redeemable noncontrolling interest	1,238	1,534
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; 47,188,119 and 38,062,647 shares outstanding, respectively	178,172	163,823
Accumulated deficit	(169,730)	(161,912)
Accumulated other comprehensive loss	(911)	(911)
Total shareholders’ equity	7,531	1,000
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$18,470	$20,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
Operating expenses
Employee related costs	$376	$2,531	$1,610	$3,181
Professional fees	636	633	1,858	2,772
Exploration expenditures	495	489	894	2,417
Other operating expenses	1,092	1,457	2,533	3,100
Total operating expenses	2,599	5,110	6,895	11,470
Change in fair value of earnout shares liability	1,263	(955)	510	(3,854)
Change in fair value of warrant liabilities	1,513	(724)	620	(580)
Change in fair value of convertible notes	-	-	40	-
Interest expense	-	1,016	48	4,267
Foreign exchange (gain) loss	(2)	(27)	2	(10)
Other gains	-	(195)	(122)	(195)
Loss on equity securities	2	-	2	2
Loss before income taxes	(5,375)	(4,225)	(7,995)	(11,100)
Income tax benefit	-	-	-	(101)
Net loss and comprehensive loss	(5,375)	(4,225)	(7,995)	(10,999)
Less: Net loss attributable to redeemable noncontrolling interest	(78)	(169)	(177)	(439)
Net loss and comprehensive loss attributable to the Company	$(5,297)	$(4,056)	$(7,818)	$(10,560)

Loss per common share, basic and diluted	$(0.11)	$(0.11)	$(0.17)	$(0.29)
Weighted average common shares outstanding, basic and diluted	45,893,738	35,160,333	41,777,986	33,421,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the nine months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,995)	$(10,999)
Adjustments for:
Change in valuation of earnout shares liability	510	(3,854)
Change in valuation of warrant liabilities	620	(580)
Other gain	(122)	(195)
Share based compensation	788	2,779
Fair value of private placement warrants	144	102
Accretion of convertible debt	43	4,267
Change in fair value of convertible note	40	-
Yorkville share issuances	80	78
Depreciation	3	2
Unrealized loss on equity securities	2	2
Non-cash lease activity	(4)	21
	(5,891)	(8,377)
Change in working capital items:
Prepaid expenses	836	1,124
Accounts payable and accrued liabilities	(820)	1,637
Net cash used in operating activities	(5,875)	(5,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land and buildings	(5)	-
Net cash used in investing activities	(5)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	14,516	3,663
Related party debt draws	504	-
Related party debt repayments	(504)	-
Convertible debt repayments	(7,223)	-
Share issue costs	(2,131)	(194)
Net cash provided by financing activities	5,162	3,469
Change in cash and cash equivalents during period	(718)	(2,147)
Cash and cash equivalents, beginning of period	2,012	2,341
Cash and cash equivalents, end of period	$1,294	$194

Supplemental cash flow information:
Conversion of debt for common shares	$501	$13,121
Value of warrants issued	2,262	-
Interest paid	4	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share data) (unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, December 31, 2023	34,091,844	$151,810	$(156,981)	$(911)	$(6,082)	$1,830
Yorkville equity facility draws	242,500	622	-	-	622	-
Debt conversions	1,674,954	4,815	-	-	4,815	-
Share issuance costs	-	(55)	-	-	(55)	-
Option liability valuations	-	(206)	-	-	(206)	-
Exchange of Class B shares	243,692	89	-	-	89	(89)
Share based compensation	-	2,779	-	-	2,779	-
Loss for the period	-	-	(4,056)	-	(4,056)	(169)
Balance, March 31, 2024	36,252,990	$159,854	$(161,037)	$(911)	$(2,094)	$1,572

Balance, December 31, 2024	43,671,287	$172,235	$(164,433)	$(911)	$6,891	$1,316
Equity placement	2,577,320	5,000	-	-	5,000	-
Warrant exercises	230,000	403	-	-	403	-
Option exercises	512	-	-	-	-	-
Yorkville equity facility draws	709,000	1,328	-	-	1,328	-
Share-based compensation	-	6	-	-	6	-
Share issuance costs	-	(800)	-	-	(800)	-
Loss for the period	-	-	(5,297)	-	(5,297)	(78)
Balance, March 31, 2025	47,188,119	$178,172	$(169,730)	$(911)	$7,531	$1,238

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2023	31,202,131	$140,421	$(150,477)	$(911)	$(10,967)	$2,100
Equity placements	663,432	2,393	-	-	2,393	-
Exercise of options	7,800	-	-	-	-	-
Yorkville equity facility draws	462,500	1,451	-	-	1,451	-
Debt conversions	3,673,435	13,121	-	-	13,121	-
Share issuance costs	-	(194)	-	-	(194)	-
Option liability valuations	-	(206)	-	-	(206)	-
Exchange of Class B shares	243,692	89	-	-	89	(89)
Share based compensation	-	2,779	-	-	2,779	-
Loss for the period	-	-	(10,560)	-	(10,560)	(439)
Balance, March 31, 2024	36,252,990	$159,854	$(161,037)	$(911)	$(2,094)	$1,572

Balance, June 30, 2024	38,062,647	$163,823	$(161,912)	$(911)	$1,000	$1,534
Equity placements	6,369,278	9,218	-	-	9,218	-
Warrant exercises	230,000	403	-	-	403	-
Option exercises	512	-	-	-	-	-
Yorkville equity facility draws	1,919,250	3,191	-	-	3,191	-
Redemptions of vested shares	348,085	119	-	-	119	(119)
Debt conversions	258,347	501	-	-	501	-
Issuance of warrants	-	2,262	-	-	2,262	-
Share-based compensation	-	788	-	-	788	-
Share issuance costs	-	(2,133)	-	-	(2,133)	-
Loss for the period	-	-	(7,818)	-	(7,818)	(177)
Balance, March 31, 2025	47,188,119	$178,172	$(169,730)	$(911)	$7,531	$1,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2025

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

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows as of March 31, 2025, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2024. The interim results are not necessarily indicative of results for the full year ending June 30, 2025, or future operating periods.

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
March 31, 2025

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the carrying value of long-term assets, deferred income tax assets and related valuations, liabilities related to the April 2024 Notes, Earnout Shares, Private Warrants, and November Private Warrants (each, as defined below), and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

The Company acquired a federal income tax payable of $443 in connection with the GXII Transaction (as defined below). As a result of post-transaction losses at Elk Creek Resources Corp. (“ECRC”), a partial release of the valuation allowance attributed to the reduction of the acquired federal income tax payable of $101 was recorded as an income tax benefit in the condensed consolidated statement of operations and comprehensive loss for the nine months ended March 31, 2024. The Company maintains a full valuation allowance against future income tax assets as it is more likely than not that all of the assets will not be realized.

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

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(5,375)	$(4,225)	$(7,995)	$(10,999)
Adjust: Net loss attributable to noncontrolling interest	(78)	(167)	(177)	(520)
Net loss available to participating securities	(5,297)	(4,058)	(7,818)	(10,479)
Net loss attributable to vested shares of ECRC Class B common stock	(41)	(184)	(591)	(825)
Net loss attributed to common shareholders - basic and diluted	$(5,256)	$(3,874)	$(7,227)	$(9,654)
Denominator:
Weighted average shares outstanding – basic and diluted	45,893,738	35,160,333	41,777,986	33,421,185
Loss per Common Share outstanding – basic and diluted	$(0.11)	$(0.11)	$(0.17)	$(0.29)

The following common shares, no par value, of the Company (“Common Shares”) underlying options to purchase Common Shares (“Options”), Common Share purchase warrants (“Warrants”), and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three-month periods indicated below.

	For the Three and Nine Months Ended March 31,
Excluded potentially dilutive securities (1)(2):	2025	2024
Options	3,073,000	2,563,000
Warrants (3)	29,520,695	18,585,105
Convertible debt	-	714,900
Total potential dilutive securities	32,593,695	21,863,005

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.
(2)	Earnout Shares are excluded as the vesting terms were not met as of the end of the reporting period.
(3)	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares. The remaining Warrants are each exercisable into one Common Share.

3.	GOING CONCERN

The Company incurred a loss of $7,818 for the nine months ended March 31, 2025 (nine months ended March 31, 2024 - $10,560) and had an accumulated deficit of $169,730 as of March 31, 2025. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. As of March 31, 2025, the Company had cash of $1,294, which will not be sufficient to fund normal operations for the next twelve months from the date these interim condensed consolidated financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions and events, the Company plans to obtain additional financing and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. The Company’s plans to obtain additional financing have not been finalized, are subject to market conditions, and are not within

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

the Company’s control and therefore cannot be deemed probable. Further, the Company will be required to raise additional funds for the construction and commencement of operations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4.	MINERAL PROPERTIES

During the nine months ended March 31, 2025, the Company completed negotiations with landowners in Nebraska and entered into contract amendments which extended the option periods by approximately five years for each option to purchase agreement (“OTP”) covering six parcels of land for project construction and operation which the Company does not already own. The Company paid $196 upon closing of the OTP extensions and will make periodic payments totaling $206 over the extension period.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of
	March 31, 2025	June 30, 2024
Accounts payable, trade	$716	$1,417
Trade payable accruals	260	350
Environmental accruals	48	48
Loan origination fees payable to related party	-	28
Total accounts payable and accrued liabilities	$1,024	$1,843

6.	DEBT

a)	Yorkville Convertible Debenture

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

The change in the Convertible Debentures is presented below:

For the Nine Months Ended March 31, 2025
Balance as of June 30, 2024	$571
Accretion expense	43
Principal and interest converted	(614)
Balance as of March 31, 2025	$-

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The following table discloses the components of interest expense associated with the Convertible Debentures.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Contractual interest	$-	$45	$1	$266
Amortization of discount and issuance costs	-	971	42	4,001
Total	$-	$1,016	$43	$4,267

b)	April 2024 Notes

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

The changes in the April 2024 Notes and the April 2024 Warrant liability are presented below, respectively:

April 2024 Notes:	For the Nine Months Ended March 31, 2025
Balance as of June 30, 2024	$7,089
Principal payments	(7,129)
Change in fair value	40
Balance as of March 31, 2025	$-

April 2024 Warrant Liability:	For the Nine Months Ended March 31, 2025
Fair value as of June 30, 2024	$298
Change in fair value	42
Fair value as of March 31, 2025	$340

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
March 31, 2025

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

Earnout Shares

The Earnout Shares were valued utilizing a Monte Carlo Simulation pricing model with the following primary inputs:

	March 31, 2025	June 30, 2024
Closing Common Share price	$1.97	$1.73
Term (expiry)	March 17, 2033	March 17, 2033
Implied volatility of Public Warrants	66.0%	65.0%
Risk-free rate	4.13%	4.35%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the nine-month period ended March 31, 2025:

For the Nine Months Ended March 31, 2025
Fair value as of June 30, 2024	$3,817
Change in fair value	510
Fair value as of March 31, 2025	$4,327

Vested Shares

On December 12, 2024, and December 20, 2024, 25,000 Vested Shares and 323,085 Vested Shares, respectively, were exchanged for an equivalent number of Common Shares. This exchange resulted in a change in the Company’s ownership interest in ECRC and was accounted for as an equity transaction in accordance with Accounting Standards Codification (“ASC”) 810-10-45-23, with no gain or loss recognized. Accordingly, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company’s ownership interest with a corresponding offset booked to equity. As of March 31, 2025, 3,934,031 Vested Shares remained outstanding.

8.	COMMON SHARES

a)	Issuance

On November 5, 2024, the Company closed an underwritten public offering (the “November 2024 Registered Offering”), pursuant to the underwriting agreement, dated November 3, 2024 (the “Underwriting Agreement”), with Maxim Group LLC, as underwriter (“Maxim”), which consisted of 1,592,356 Common Shares, 1,672,090 Warrants (the “Series A Public Warrants”) to purchase up to an additional 1,672,090 Common Shares and 836,045 Warrants (the “Series B Public Warrants” and, together with the Series A Public Warrants, the “November Public Warrants”) to purchase up to an additional 836,045 Common Shares. Each Common Share was sold together with one Series A Public Warrant and one-half of one Series B Public Warrant at a combined public offering price of $1.57. The gross proceeds from the November 2024 Registered Offering were $2,501

NioCorp Developments Ltd.
Notes to the Condensed Consolidated Financial Statements
March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

before deducting underwriting discounts and offering expenses. The November Public Warrants were classified as equity instruments and accordingly, the net proceeds were allocated based on the relative fair values of the Common Shares and the November Public Warrants on the date of issuance, with $943 allocated to the fair value of the November Public Warrants and the balance of the proceeds of $1,558 allocated to Common Shares. The Company incurred total transaction costs related to the November 2024 Registered Offering $1,226, which were treated as share issuance costs at closing. The Series A Public Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 5, 2026. The Series B Public Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance and will expire on November 5, 2029. In addition, pursuant to the Underwriting Agreement, the Company granted Maxim a 45-day over-allotment option to purchase (i) 238,853 additional Common Shares and (ii) 358,280 Option Warrants (as defined below) to purchase up to an aggregate of 358,280 Common Shares. “Option Warrant” means one Series A Public Warrant combined with one-half of one Series B Public Warrant. On November 4, 2024, Maxim partially exercised its over-allotment option to purchase 79,734 additional Series A Public Warrants and 39,867 additional Series B Public Warrants, which amounts are included in the amounts discussed above and were issued at closing of the November 2024 Registered Offering.

On November 13, 2024, the Company closed a non-brokered private placement (the “November 2024 Private Offering”), pursuant to binding subscription agreements with certain accredited investors as part of a non-brokered private placement of 2,199,602 units of the Company (the “November 2024 Units”). Each November 2024 Unit consisted of one Common Share, one Warrant (a “Series A Private Warrant”) to purchase one Common Share, and one-half of one Warrant (each whole such Warrant, a “Series B Private Warrant” and, together with the Series A Private Warrants, the “November Private Warrants”), with each Series B Private Warrant entitling the holder thereof to purchase one additional Common Share. Each November 2024 Unit was issued and sold at a price of $1.57. The gross proceeds of the November 2024 Private Offering were approximately $3,500 before deducting offering expenses. Certain directors and officers of the Company (the “Insider Investors”) purchased November 2024 Units at a price of $1.7675 per November 2024 Unit, which price includes $0.1975 per November 2024 Private Warrant and allowed such directors and officers to participate in the November 2024 Private Offering in accordance with the rules of the Nasdaq Stock Market LLC (the “Nasdaq”). The Series A Private Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 13, 2026. The Series B Private Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance and will expire on November 13, 2029. The Company recorded a non-cash expense of $34 and $110 to other operating expenses and employee related costs, respectively, representing the excess of fair value of the November 2024 Units over the purchase price paid by Insider Investors.

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

The following tables disclose the primary inputs for the Black-Scholes model used in valuing the November Public Warrants and November Private Warrants, respectively.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

	November 5, 2024
November Public Warrants:	Series A Public Warrants	Series B Public Warrants
Closing Common Share price	$1.455	$1.455
Term (years)	4.5	2.0
Historic equity volatility	67.43%	67.13%
Risk-free rate	4.14%	4.20%

	March 31, 2025
November Private Warrants:	Series A Private Warrants	Series B Private Warrants
Closing Common Share price	$1.97	$1.97
Term (years)	1.62	4.5
Historic equity volatility	80.09%	71.22%
Risk-free rate	3.96%	3.94%

The following table sets forth a summary of the changes in the fair value of the November Private Warrants liabilities.

November Private Warrants
Fair value at issuance (November 13, 2024)	$1,929
Change in fair value	1,258
Fair value as of March 31, 2025	$3,187

On January 31, 2025, the Company closed an underwritten registered direct offering (the “January 2025 Offering”), pursuant to an underwriting agreement, dated January 29, 2025, with Maxim, as underwriter, pursuant to which the Company issued and sold 2,577,320 Common Shares, 2,577,320 Series A warrants to purchase up to 2,577,320 Common Shares (the “January 2025 Series A Warrants”) and 1,288,660 Series B warrants to purchase up to an additional 1,288,660 Common Shares (the “January 2025 Series B Warrants” and, together with the January 2025 Series A Warrants, the “January 2025 Warrants”). Each Common Share was sold together with one January 2025 Series A Warrant and one-half of one January 2025 Series B Warrant at a combined public offering price of $1.94. The gross proceeds from the January 2025 Offering were approximately $5,000 before deducting underwriting discounts and offering expenses. The January 2025 Warrants were classified as equity instruments and accordingly, the net proceeds were allocated based on the relative fair values of the Common Shares and the January 2025 Warrants on the date of issuance, with $2,200 allocated to the fair value of the January 2025 Warrants and the balance of the proceeds of $2,800 allocated to Common Shares. The Company incurred total transaction costs related to the January 2025 Offering of $799, which were treated as share issuance costs at closing. The January 2025 Series A Warrants have an exercise price of $1.98 per underlying Common Share, are exercisable immediately, and will expire on August 2, 2027. The January 2025 Series B Warrants have an exercise price of $2.05 per underlying Common Share, are exercisable immediately, and will expire on January 31, 2029.

The following primary inputs were used in the Black-Scholes model for valuing the January 2025 Warrants:

	Series A Public Warrants	Series B Public Warrants
Closing Common Share price	$2.25	$2.25
Term (years)	2.5	4.0
Historic equity volatility	73.18%	73.36%
Risk-free rate	4.23%	4.31%

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

As of March 31, 2025, the Company has access to up to $56,157 in net proceeds from the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026. The Company issued the following Common Shares under the Yorkville Equity Facility Financing Agreement during the three and nine month periods presented below:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2025	2024	2025	2024
Common Shares issued	709,000	242,500	1,919,250	462,500
Gross funds received	$1,286	$607	$3,111	$1,373
Market value of Common Shares Issued	$1,328	$622	$3,191	$1,451
Loss on issuance	$42	$15	$80	$78

Loss on issuance represents a non-cash amount equal to the difference between the proceeds received and the fair value of the Common Shares issued based on the Nasdaq closing price per Common Share on the issuance date and is recorded in other operating expenses in the condensed consolidated statement of operations and comprehensive loss.

b)	Stock Options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Balance, June 30, 2024	2,495,500	$4.78
Granted	945,000	1.41
Exercised	(5,000)	1.40
Cancelled/expired	(362,500)	9.25
Balance, March 31, 2025	3,073,000	$3.17	$530	3.6 Years

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

On February 24, 2025, the Company granted 10,000 Options with a fair value price of $1.13 per Option, based on a Black-Scholes model with a risk-free rate of 4.28%, average share price volatility of 73.3%, and a three-year expected option life. These Options were 50% vested on the issuance date with the remaining portion vesting over one year. The Company expensed $6 in the condensed consolidated statement of operations associated with the grant and the remaining balance will be amortized over the vesting period.

c)	Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2024	18,563,561	$10.53
Granted	12,490,252	2.00
Exercised	(230,000)	1.75
Expired	(1,303,118)	9.44
Balance, March 31, 2025	29,520,695	$7.12

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

As of March 31, 2025, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price	Expiry Date
250,000	$4.60	September 1, 2025
413,432	3.54	December 22, 2025
315,000	2.20	June 24, 2026
1,442,090	1.75	November 5, 2026
2,199,602	1.75	November 13, 2026
615,385	3.25	April 12, 2027
2,577,320	1.98	August 2, 2027
15,666,626	11.50	March 17, 2028
2,816,742	2.31	September 17, 2028
1,288,660	2.05	January 31, 2029
836,045	2.07	November 5, 2029
1,099,793	2.07	November 13, 2029
29,520,695

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

The Company classifies the Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the Private Warrants using a Black-Scholes pricing model:

Key Valuation Input	March 31, 2025	June 30, 2024
Closing Common Share price	$1.97	$1.73
Implied volatility of Public Warrants	64.3%	69.0%
Risk free rate	3.88%	4.45%
Dividend yield	0%	0%
Expected warrant life in years	3.0	3.7

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The change in the Private Warrants liability is presented below:

For the Nine Months Ended March 31, 2025
Fair value as of June 30, 2024	$1,353
Change in fair value	(680)
Fair value as of March 31, 2025	$673

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

Through October 30, 2024, the Company borrowed a total of $504 under the Smith Loan and subsequently the Company repaid $508, representing the balance of the interest and principal outstanding under the Smith Loan, along with $41 related to loan origination fees payable. As of March 31, 2025, the principal amount outstanding under the Smith Loan was $0 and accounts payable and accrued liabilities as of March 31, 2025, included $0 dollars of loan origination fees payable to Mr. Smith.

10.	Exploration Expenditures

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Technical studies and engineering	$107	$53	$111	$350
Field management and other	315	136	616	418
Metallurgical development	73	300	167	1,630
Geologists and field staff	-	-	-	19
Total	$495	$489	$894	$2,417

11.	Leases

The Company incurred lease costs as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Operating Lease Cost:	2025	2024	2025	2024
Fixed rent expense	$24	$23	$70	$68
Variable rent expense	4	3	11	10
Short-term lease cost	2	2	7	7
Sublease income	(8)	(7)	(32)	(23)
Lease cost – other operating expense:	$22	$21	$56	$62

The maturities of lease liabilities are as follows as of March 31, 2025:

Future Lease Maturities
Total remaining lease payments	$172
Less portion of payments representing interest	(22)
Present value of lease payments	150
Less current portion of lease payments	(98)
Non-current lease liability	$52

12.	Fair Value Measurements

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025, and June 30, 2024, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,294	$1,294	$-	$-
Investment in equity securities	3	3	-	-
Total	$1,297	$1,297	$-	$-
Liabilities:
Earnout Shares liability	$4,327	$-	$-	$4,327
Warrant liabilities	4,200	-	4,200	-
Total	$8,527	$-	$4,200	$4,327

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,012	$2,012	$-	$-
Investment in equity securities	4	4	-	-
Total	$2,016	$2,016	$-	$-
Liabilities:
April 2024 notes	$7,089	$-	$-	$7,089
Earnout Shares liability	3,817	-	-	3,817
Warrant liabilities	4,016	-	1,651	2,365
Total	$14,922	$-	$1,651	$13,271

13.	CYBERSECURITY INCIDENT

On February 14, 2025, the Company became aware of unauthorized third-party access to its information systems, including portions of its email systems, that resulted in misdirected vendor payments totaling approximately $506 (the “cybersecurity incident”). The Company self-discovered the cybersecurity incident and promptly notified certain financial institutions and federal law enforcement in an effort to, among other matters, recover the misdirected vendor payments. In addition, upon discovery of the cybersecurity incident, the Company took steps to investigate, contain, assess, and remediate the cybersecurity incident. As a result of the investigation, the Company determined that the cybersecurity incident was limited to the misdirected vendor payments noted above.

To date, the Company has not recovered any funds, and as a result, the Company recorded a one-time charge of $506 to other operating expenses in the condensed consolidated statements of operations. Recoveries, if any, will be recognized as a gain in the period that the funds are received. The Company incurred approximately $10 in professional service fees in connection with the investigation and initial remediation related to this incident.

14.	SUBSEQUENT EVENTS

The April 2025 Offering

On April 21, 2025, the Company closed an underwritten public offering (the “April 2025 Offering”), pursuant to the underwriting agreement, dated April 17, 2025, with Maxim, as underwriter, pursuant to which the Company issued and sold (i) 6,628,846 Common Shares at a public offering price of $2.60 per Common Share and (ii) 1,063,462 pre-funded Common Share Purchase Warrants (the “April 2025 Pre-Funded Warrants”) to purchase up to an additional 1,063,462 Common Shares at a public offering price of $2.5999. The April 2025 Pre-Funded Warrants have an exercise price of $0.0001 per underlying Common Share, are exercisable immediately, and do not have an expiration date. On April 17, 2025, Maxim partially exercised its over-allotment option to purchase 323,504 additional Common

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

Shares at the closing. The gross proceeds from the April 2025 Offering were approximately $20,800 before deducting underwriting discounts and offering expenses.

The Company intends to use the net proceeds from the April 2025 Offering for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial production.

Other Equity Issuances

During the period from April 1, 2025 through May 8, 2025, the Company issued Common Shares under the Yorkville Equity Facility Financing Agreement and through the exercise of Warrants by their holders. As a result of these transactions, the Company received cash totaling $3,599 and issued 1,568,694 Common Shares.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Company’s Board of Directors, and may include statements regarding the anticipated benefits of the transactions (the “2023 Transactions”) contemplated by the previously disclosed Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GX Acquisition Corp. II and Big Red Merger Sub Ltd, including NioCorp’s ability to access the full amount of the expected net proceeds of the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”); the anticipated benefits of the April 2025 Offering (as defined below); NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); anticipated benefits of the listing of the Common Shares, no par value, of the Company (“Common Shares”) on The Nasdaq Stock Market LLC (“Nasdaq”); the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration and development activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Company’s niobium, scandium and titanium project (the “Elk Creek Project”) located in southeastern Nebraska and move it to commercial operation, including the required financing to get to a final investment decision; NioCorp’s expectation and ability to produce niobium, scandium, and titanium and the potential to produce rare earth elements at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; the outcome of current recovery process improvement testing and the evaluation of the benefits and costs of electrifying the mine using Railveyor technology, and NioCorp’s expectation that such process and design improvements could lead to greater efficiencies and cost savings in the Elk Creek Project, including the twin ramp Railveyor mining design; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; NioCorp’s updating its technical report for the Elk Creek Project; statements with respect to the estimation of mineral resources and mineral reserves; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; the advancement of offtake discussions with potential customers; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements reflect material expectations and assumptions, including, without limitation, expectations and assumptions relating to: NioCorp’s ability to receive sufficient project financing for the construction and development of the Elk Creek Project on acceptable terms or at all; the future price of metals; the stability of the financial and capital markets; NioCorp’s ability to service its debt and meet the payment obligations thereunder; and current estimates and assumptions regarding the 2023 Transactions and their benefits. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s ability to use the net proceeds of the April 2025 Offering in a manner that will increase the value of shareholders’ investment; NioCorp’s ability to operate as a going concern; NioCorp’s requirement of significant additional capital; NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms or at all; NioCorp’s ability to receive a final commitment of financing from EXIM on an acceptable timeline, on acceptable terms, or at all; NioCorp’s ability to recognize the anticipated benefits of the 2023 Transactions, including NioCorp’s ability to access the full amount of the expected net proceeds under the Yorkville Equity Facility Financing Agreement; NioCorp’s ability to continue to meet Nasdaq listing standards; risks relating to the Common Shares, including price volatility, lack of dividend payments and dilution or the perception of the likelihood of any of the foregoing; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness, if any, or the Yorkville Equity Facility Financing Agreement may impair NioCorp’s ability to obtain additional financing, on acceptable terms, or at all; covenants contained in agreements with NioCorp’s secured creditors that may affect its assets; NioCorp’s limited operating history; NioCorp’s history of losses; the material weaknesses in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weaknesses and the timing of remediation; the possibility that NioCorp may qualify as a “passive foreign investment company” (“PFIC”) under the Internal Revenue Code of 1986, as amended (the “Code”); the potential that the 2023 Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products; current and future offtake agreements, joint ventures, and partnerships; NioCorp’s ability to attract qualified management; estimates of mineral resources and reserves; mineral exploration and production activities; feasibility study results; the results of metallurgical testing; the results of technological research; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining industry; trade policies and tensions, including tariffs; inflationary pressures; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, or development activities; management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities of grades of reserves and resources; claims on the title to NioCorp’s properties; potential future litigation; and NioCorp’s lack of insurance covering all of NioCorp’s operations.

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

Recent Corporate Events

On April 21, 2025, the Company closed an underwritten public offering (the “April 2025 Offering”), pursuant to the underwriting agreement, dated April 17, 2025 (the “April 2025 Underwriting Agreement”), with Maxim Group LLC (“Maxim”), as underwriter, pursuant to which the Company issued and sold (i) 6,628,846 Common Shares at a public offering price of $2.60 per Common Share and (ii) 1,063,462 pre-funded Common Share Purchase Warrants (the “April 2025 Pre-Funded Warrants”) to purchase up to an additional 1,063,462 Common Shares at a public offering price of $2.5999. The April 2025 Pre-Funded Warrants have an exercise price of $0.0001 per underlying Common Share, are exercisable immediately, and do not have an expiration date. On April 17, 2025, Maxim partially exercised its over-allotment option to purchase 323,504 additional Common Shares at the closing. The gross proceeds from the April 2025 Offering were approximately $20.8 million, before deducting underwriting discounts and offering expenses.

Elk Creek Project Update

During the quarter ended March 31, 2025, the Company completed negotiations with two landowners in Nebraska and entered into contract amendments which extended the option periods by approximately five years for each Option to Purchase agreement (“OTP”) covering two parcels of land for project construction and operation which the Company does not already own. The Company paid $90,000 upon closing of the OTP extensions and will make periodic payments totaling $23,000 over the extension period related to these contract amendments. With the closing of these two OTP extensions, along with four extensions closed earlier in fiscal year 2025, all substantive OTPs related to the project have expiration dates between December 2029 and May 2040.

On April 23, 2025, the Company announced the launch of a drilling campaign (the “Campaign”) designed to support the conversion of a portion of its current Indicated Resources into Measured Resources and the subsequent conversion of a portion of its current Probable Mineral Reserves into Proven Mineral Reserves at the Elk Creek Project. The Campaign will supplement previous exploratory drilling and will operate under existing permits issued by the State of Nebraska. The Campaign is intended to complement other technical and economic analyses necessary to update the feasibility study for the Elk Creek Project. An updated feasibility study is necessary as part of the due diligence process for up to $800 million in potential debt financing that NioCorp is seeking from EXIM, as further discussed under “Liquidity and Capital Resources” below.

Other Activities

The Company has developed and begun to execute a work plan to further advance the development of the Elk Creek Project. In addition to the expected updates to Mineral Resources and Mineral Reserves, noted above, the Company expects to finalize engineering and costing of its new and more efficient production process which incorporates the potential addition of light and heavy magnetic rare earth oxides, the planned production of titanium in the form of titanium tetrachloride, and the potential to produce both ferroniobium and niobium oxide as commercial products. In addition, the Company is examining plans to potentially modify the design of the mine to incorporate a twin ramp for access along with a Railveyor system for material movement instead of utilizing its currently planned vertical mining shafts. The updated mine design is expected to also incorporate updated costing. This work is expected to be summarized in an updated feasibility study for the Elk Creek Project.

In addition to the work plans noted above, as funds become available through the Company’s fundraising efforts, the Company expects to undertake the following activities to further advance the Elk Creek Project and the Company is assessing and prioritizing the timing of these efforts:

●	Acquisition of additional land parcels currently under OTP agreements;
●	Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production of niobium, scandium, and titanium from the Elk Creek Project, including the potential sale of titanium as titanium tetrachloride, as well as potential rare earth element production;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the Elk Creek Project site;
●	Continuation of mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities;
●	Continuation of the Company’s efforts to secure federal, state, and local operating permits;
●	Completion of the characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs; and
●	Continued engineering and costing of road improvements near the junction of Nebraska state highways 50 and 62, which are intended to facilitate access to the Elk Creek Project site and manage increased traffic in the project vicinity.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred primarily related to costs incurred for the advancement of the Elk Creek Project and the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Operating expenses	($000s)
Employee-related costs	$376	$2,531	$1,610	$3,181
Professional fees	636	633	1,858	2,772
Exploration expenditures	495	489	894	2,417
Other operating expenses	1,092	1,457	2,533	3,100
Total operating expenses	2,599	5,110	6,895	11,470
Change in fair value of Earnout Shares liability	1,263	(955)	510	(3,854)
Change in fair value of warrant liabilities	1,513	(724)	620	(580)
Change in fair values of convertible notes	-	-	40	-
Interest expense	-	1,016	48	4,267
Foreign exchange (gain) loss	(2)	(27)	2	(10)
Other gains	-	(195)	(122)	(195)
Loss on equity securities	2	-	2	2
Income tax benefit	-	-	-	(101)
Net loss and comprehensive loss	(5,375)	(4,225)	(7,995)	(10,999)
Less: Loss attributable to noncontrolling interest	(78)	(169)	(177)	(439)
Net loss attributable to the Company	$(5,297)	$(4,056)	$(7,818)	$(10,560)

Three-month period ended March 31, 2025 compared to the three-month period ended March 31, 2024

Significant items affecting operating expenses are noted below:

Employee-related expenditures decreased for the three-month period in 2025 as compared to 2024 primarily due to the timing of options issued to employees in 2024.

Other operating expenses include costs related to investor relations, general office expenditures, equity offering and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs decreased for the three-month period in 2025 as compared to 2024 primarily due to the timing of fully vested Options issued to board members and advisors in 2024, a decline in financial services spending, and lower general insurance costs, partially offset by the cybersecurity expense incurred in 2025 associated with a cybersecurity incident that resulted in misdirected vendor payments.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of Earnout Shares liability represents the changes in fair value related to the shares of Class B common stock of Elk Creek Resource Corporation (“ECRC”), an indirect, majority-owned subsidiary of NioCorp formerly known as GX Acquisition Corp. II, the rights of the holders of which to exchange such shares into Common Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the “Earnout Shares”). The 2025 expense represents the impact of an increase in the Company’s Common Share price on the financial modeling used to determine the period end fair values, whereas the 2024 gain represents the impact of a lower share price on the financial modeling results.

Change in fair value of warrant liabilities represents the changes in fair value of Common Share purchase warrants (“Warrants”) that are carried as liabilities in the condensed consolidated balance sheet. Expense for the three-month period ending March 31, 2025, reflects the impact of an increase in the Company’s Common Share price on the

Black-Scholes modeling results for our outstanding Warrant liabilities, whereas the 2024 gain primarily represents the impact of a lower share price on the modeling at period end.

Interest expense decreased for the three-month period in 2025 as compared to 2024, as 2024 included accretion expense associated with the unsecured convertible debentures (the “Convertible Debentures”) issued to Yorkville in March 2023. The outstanding balance of the Convertible Debentures was substantially reduced during fiscal year 2024 and was fully retired in the first quarter of 2025.

Other Gains for the three-month period ended March 31, 2024, represents the change in fair value of Canadian dollar-denominated Options which were being carried as a liability.

Loss attributable to noncontrolling interest represents the portion of net loss in ECRC not owned by the Company.

Nine-month period ended March 31, 2025 compared to the nine-month period ended March 31, 2024

Significant items affecting operating expenses are noted below.

Employee-related expenditures decreased for the nine-month period in 2025 as compared to 2024 primarily due to a reduction in the number of options issued to employees and the impact of a lower stock price on the Black-Scholes modeling results.

Professional fees decreased for the nine-month period in 2025 as compared to 2024, primarily due to higher costs incurred in 2024 related to the timing of legal services associated with the Company’s SEC registration statements filed in October 2023, as well as increased audit fees associated with the Company’s June 30, 2023 financial statements and increased review fees in connection with the Company’s September 30, 2023 financial statements.

Exploration expenditures decreased for the nine-month period in 2025 as compared to 2024, as 2024 costs included operation of the demonstration-scale processing plant located in Trois-Rivieres, Quebec built by the Company and L3 Process Development (“L3”) and operated by L3 (the “Demonstration Plant”). Operation of the Demonstration Plant ended during the third quarter of fiscal year 2024.

Other operating expenses decreased for the nine-month period in 2025 as compared to 2024 primarily due to a decrease in director and officer insurance expense, the timing of fully vested Options issued to board members and advisors, and declines in scandium development initiatives and financial-related services, partially offset by the cybersecurity expense incurred in 2025 associated with a cybersecurity incident that resulted in misdirected vendor payments.

Overall, changes in the fair value of Earnout Shares and Warrant liabilities, and the decline in interest expense were based on the same factors that impacted the three-month results noted above.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of public and private offerings, convertible securities issuances, the exercise of Options and Warrants, and related party loans. With respect to currently outstanding Options and Warrants, we believe that exercise of these instruments, and cash proceeds from such exercises, will not occur unless and until the market price for our Common Shares equals or exceeds the related exercise price of each instrument.

On April 12, 2024, the Company issued and sold to Yorkville and Lind Global Fund II (“Lind II” and, together with Yorkville, the “April 2024 Purchasers”), $8.0 million aggregate principal amount of unsecured notes (the “April 2024 Notes”), pursuant to a securities purchase agreement, dated April 11, 2024, between the Company and each of the April 2024 Purchasers. The Company also issued to the April 2024 Purchasers, in proportion to the aggregate principal amount of the April 2024 Notes issued to each April 2024 Purchaser, Warrants to purchase up to 615,385 Common Shares. All remaining amounts due to Lind II ($176,000) and Yorkville ($1.0 million) under the April 2024 Notes were repaid on January 6, 2025, And February 7, 2025, respectively.

On September 11, 2024, the Company and Mark Smith entered into the Loan Agreement, by and between the Company and Mark Smith (the “Smith Loan Agreement”), which provides for a $2.0 million non-revolving credit facility (the “Smith Loan”). A total of $504,000 was subsequently drawn down, and subsequently the Company repaid $508,000, representing the balance of the interest and principal outstanding under the Smith Loan, plus $41,000 related to the loan origination fees payable.

On November 5, 2024, the Company closed an underwritten public offering (the “November 2024 Registered Offering”), pursuant to the underwriting agreement, dated November 3, 2024, with Maxim, as underwriter, which consisted of 1,592,356 Common Shares, 1,672,090 Series A warrants to purchase up to an additional 1,672,090 Common Shares and 836,045 Series B warrants to purchase up to 836,045 Common Shares.

On November 13, 2024, the Company closed a non-brokered private placement (the “November 2024 Private Offering”) pursuant to binding subscription agreements with certain accredited investors as part of a non-brokered private placement of 2,199,602 units of the Company (the “November 2024 Units”). Each November 2024 Unit consists of one Common Share, one Series A warrant to purchase up to an additional Common Share and one-half of one Series B warrant to purchase up to one-half of one Common Share.

On January 31, 2025, the Company closed an underwritten public offering (the “January 2025 Offering”), pursuant to the underwriting agreement, dated January 29, 2025, with Maxim, as underwriter, which consisted of 2,577,320 Common Shares, 2,577,320 Series A warrants to purchase up to an additional 2,577,320 Common Shares and 1,288,660 Series B warrants to purchase up to 1,288,660 Common Shares.

The combined gross proceeds from the November 2024 Registered Offering, the November 2024 Private Offering, and the January 2025 Offering were approximately $11.0 million, before deducting underwriting discounts and offering expenses. These proceeds were used for working capital and general corporate purposes, to repay amounts outstanding on the Smith Loan, to repay the April 2024 Notes, and to a limited degree, to advance efforts to launch construction of the Elk Creek Project and move it to commercial operation.

As of March 31, 2025, the Company had cash of $1.3 million and working capital of $0.3 million, compared to cash of $2.0 million and a working capital deficit of $9.0 million on June 30, 2024.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $23.0 million for the next twelve months. In addition to outstanding accounts payable and short-term liabilities, our planned expenditures over the next twelve months are expected to consist of expenditures relating to certain advancements of the Elk Creek Project by NioCorp’s majority owned subsidiary, ECRC, corporate overhead costs and estimated costs related to securing financing necessary for advancement of the Elk Creek Project.

The planned corporate overhead costs include Elk Creek property lease commitments, which are $22,000 through June 30, 2025, and outstanding accounts payable.

The estimated financing costs associated with the Elk Creek Project over the next twelve months include, but are not limited to, costs relating to the EXIM application process, the scope of which remains under discussion with EXIM. On June 6, 2023, the Company announced that it had submitted an application to EXIM for debt financing (the “EXIM Financing”) to fund the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative. The EXIM Financing is subject to, among other matters, the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation. There can be no assurance that the EXIM Financing will be completed on the terms described herein or at all. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee (the “TRC”) on October 2, 2023. During the quarter, EXIM continued to process the Company’s application for debt financing under EXIM’s Make More in America Program. The Company’s application sits at TRC in the second step in EXIM’s four-step approval process. The Company continues to meet with EXIM as well as providing responses to requests for additional information from EXIM and to the consultants that are conducting due diligence on the Company’s application on behalf of EXIM. As part of the diligence process, EXIM has identified additional project activities to be undertaken, including, among other things, an updated mine plan and updated Elk Creek Project capital costs on a final or close-to-final basis reflecting updated process flows. However, there can be no assurance what further project activities or matters EXIM may request in connection with the application process. We are currently unable to estimate how long the application process may take, and there can be no assurances that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

The planned expenditures relating to the advancement of the Elk Creek Project over the next twelve months include, but are not limited to, an updated mine plan and updated capital costs in connection with the EXIM application process.

The gross proceeds from the April 2025 Offering were approximately $20.8 million, before deducting underwriting discounts and offering expenses of approximately $2.0 million. In addition, during the period from April 1, 2025 through May 8, 2025, the Company issued Common Shares under the Yorkville Equity Facility Financing Agreement and through the exercise of Warrants by their holders. As a result of these transactions, the Company received cash totaling approximately $3.6 million and issued 1,568,694 Common Shares. We expect to use the proceeds from the April 2025 Offering, the Yorkville Equity Facility Financing Agreement, and the Warrant exercise issuances noted above, to fund our planned expenditures for the next twelve months. However, additional work is required in order to advance the Elk Creek Project, and if the Company were able to obtain additional funding, the Company would be able to accelerate planned expenditures ahead of its current schedule. In addition, to the extent that EXIM requests further project activities to be undertaken in connection with the diligence process, the Company would require additional funding to complete such activities. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

When available, the Yorkville Equity Facility Financing Agreement provides an opportunity to actively manage the cash needs of the Company more closely, and the Company may also utilize the Yorkville Equity Facility Financing Agreement to potentially generate funds at a time when they are in need. Alternatively, the Company can also utilize the Yorkville Equity Facility Financing Agreement for opportunistic share sales. However, the Yorkville Equity Facility Financing Agreement will expire by its terms on April 1, 2026.

Except for the potential funding from advances under the Yorkville Equity Facility Financing Agreement, as discussed above, and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time. Management is actively pursuing additional sources of debt and equity financing, and while it has been successful in doing so in the past, there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and the Sponsor, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The April 2025 Underwriting Agreement also contains certain covenants that, among other things, limit NioCorp’s ability to enter into any variable rate transaction, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, at-the-market agreement or other continuous offering of Common Shares, subject to certain exceptions, until July 2025. Notwithstanding the restrictions set forth in the Exchange Agreement and the April 2025 Underwriting Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities, including secured and unsecured convertible debt instruments, or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Based on the conditions described within, management has concluded, as supported by the notes that accompany our financial statements for the year ended June 30, 2024, that substantial doubt exists as to our ability to continue as a going concern. The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern. As defined under S-K 1300, we are a development stage issuer and we have incurred losses since our inception. We may not have sufficient cash, including Option and Warrant exercises subsequent to March 31, 2025, to fund normal operations for the next twelve months from the issuance date of this Quarterly Report on Form 10-Q without raising additional funds.

The Company will require additional capital to meet its long-term operating requirements. Uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions have contributed to general global economic uncertainty. During the three months ended March 31, 2025, these events continued to create uncertainty with respect to overall project funding and timelines. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the nine months ended March 31, 2025, the Company’s operating activities consumed $5.9 million of cash (2024: $5.6 million). The cash used in operating activities for the nine months ended March 31, 2025, reflects the Company’s funding of losses of $8.0 million, increased fair value related to the Earnout Shares and Warrant liabilities, share-based compensation, and other non-cash transactions. Overall, operational outflows during the nine months ended March 31, 2025, decreased from the corresponding period of 2024 due to costs and expenditures incurred in connection with the Company’s Demonstration Plant. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Financing Activities

Financing inflows were $5.2 million during the nine months ended March 31, 2025 (2024 inflows: $3.5 million), with 2025 inflows reflecting the gross receipts of $11.0 million from the equity offerings, $3.1 million from Common Share issuances under the Yorkville Equity Facility Financing Agreement, and $0.4 million from warrant exercises, offset by $7.2 million of convertible debt repayments and $2.1 million of share issuance costs.

Cash Flow Considerations

The Company has historically relied upon debt and equity financings to finance its activities. Subject to the restrictions set forth in the Exchange Agreement and the April 2025 Underwriting Agreement, the Company may pursue additional debt and/or equity financing in the medium term; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms, or at all.

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

Other

The Company has one class of shares, being Common Shares. A summary of outstanding Common Shares, Options, and Warrants as of May 8, 2025, is set out below, on a fully diluted basis.

Common Shares Outstanding (Fully Diluted)
Common Shares	55,709,163
Vested shares of ECRC Class B common stock (1)	3,934,031
Options (2)	3,070,000
Warrants (3)	30,115,463
(1)	Each exchangeable into one Common Share at any time, and from time to time, until March 17, 2033.
(2)	Each exercisable into one Common Share.
(3)	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares and 14,448,837 Warrants that are each exercisable into one Common Share.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision of and with the participation of our management, including the Chief Executive Office (“CEO”) and the Chief Financial Officer (“CFO”), the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, the CEO and the CFO have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, our CEO and CFO have concluded that the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting Existing as of March 31, 2025

The management of NioCorp Developments Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, the CEO and the CFO have concluded that, as of March 31, 2025, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, continued to exist as of March 31, 2025. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

●	Control Environment: The Company does not have sufficient personnel with the appropriate levels of knowledge, experience, and training in accounting and internal control over financial reporting commensurate with the complexity of the Company’s financing transactions and associated reporting requirements. This material weakness contributed to additional material weaknesses further described below.

●	Risk Assessment: The Company does not have a formal process to identify, update, and assess financial reporting risks due to changes in the Company’s business practices, including entering into increasingly complex transactions that could significantly impact the design and operation of the Company’s control activities.

●	Control Activities: Management did not maintain effective controls over:

o	monitoring and assessing the work of third-party specialists, including the evaluation of the appropriateness of accounting conclusions, and

o	the evaluation of certain inputs and assumptions used to estimate the fair value of instruments and features associated with complex debt and equity transactions.

●	Monitoring Activities: Management did not appropriately:

o	select, develop, and perform ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and

o	evaluate and communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

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

Remediation Plan for the Material Weaknesses

To address our material weaknesses existing as of March 31, 2025, we have implemented a detailed plan to address each individual material weakness identified, including the following:

●	We have, and will continue, to engage outside accounting and internal control consultants with subject matter expertise to supplement our level of knowledge, experience, and training in accounting and internal control over financial reporting.

●	We have developed a formal risk assessment process requiring periodic review and updates of current risks and internal controls, as well as a focus on potential future events that could result in additional risks and/or internal control lapses. This process is expected to enable us to effectively identify, develop, evolve, and implement controls and procedures to address risks, and results of this risk assessment process will be reviewed with the Audit Committee on a quarterly basis.

●	We have developed an initial training plan to provide incremental training to accounting and finance personnel responsible for overall technical accounting and valuation-related transactions.

●	Management is developing a monitoring program to periodically evaluate and assess whether those responsible for controls are conducting their activities in accordance with their design, such that there is contemporaneous evidence that the controls are present and functioning and will communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company issued and sold the following Common Shares in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of advances under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith:

Date	Gross Proceeds ($000s)	Shares Issued	Price/Share ($)
January 15, 2025	$150.0	99,000	$1.5141
January 21, 2025	177.0	114,000	1.5522
January 24, 2025	203.4	126,000	1.6146
March 6, 2025	529.1	250,000	2.1162
March 11, 2025	226.7	120,000	1.8880

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2025, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
3.3(2)	Amendment to Articles, effective March 17, 2023
4.1(3)	Form of January 2025 Series A Warrant
4.2(3)	Form of January 2025 Series B Warrant
4.3(4)	Consent and Waiver, dated as of January 3, 2025, between NioCorp Developments Ltd. and YA II PN, Ltd.
4.4(5)	Form of April 2025 Pre-Funded Warrant
10.1(3)	Underwriting Agreement, dated as of January 29, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
10.2(5)	Underwriting Agreement, dated as of April 17, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(6)	Inline XBRL Instance Document
101.SCH(6)	Inline XBRL Taxonomy Extension- Schema
101.CAL(6)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(6)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(6)	Inline XBRL Taxonomy Extension – Labels
101.PRE(6)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement, or agreement.
(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on March 17, 2023, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on January 31, 2025, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-41655) filed with the SEC on February 7, 2025, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on April 21, 2025, and incorporated herein by reference.
(6)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended March 31, 2025 and 2024, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2025 and 2024, (iv) the Interim Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Redeemable Noncontrolling Interest for the Three and Nine Months ended March 31, 2025 and 2024 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: May 8, 2025

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2025