Form 10-K
period 2025-06-30
NIOCORP DEVELOPMENTS LTD
filed 2025-09-11
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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

At December 31, 2024, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $62.9 million based on the closing sale price as reported on the Nasdaq Stock Market. There were 77,757,089 common shares outstanding on September 11, 2025.

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

1 mile = 1.6093 kilometers
2,204.62 pounds = 1 metric tonne = 1 tonne
2000 pounds (1 short ton) = 0.9072 tonnes

Mineral Reserves and Resources

Information concerning our mining property in this Annual Report on Form 10-K has been prepared in accordance with the requirements of S-K 1300, which first became applicable to us for the fiscal year ended June 30, 2022. All mineral resource and mineral reserve estimates included in this Annual Report on Form 10-K have been prepared in accordance with S-K 1300. Previously, we prepared our estimates of mineral resources and mineral reserves following only National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects” (“NI 43-101”) and the Canadian Institute of Mining and Metallurgy (“CIM”) “Definition Standards – For Mineral Resources and Mineral Reserves, May 10, 2014.” The CIM-compliant NI 43-101 technical report (the “NI 43-101 Elk Creek Technical Report”) for the Company’s niobium, scandium, and titanium project (the “Elk Creek Project”) and S-K 1300 Elk Creek Technical Report Summary, filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and incorporated by reference into this Annual Report on Form 10-K, are based on a feasibility study prepared by qualified persons (the “2022 Elk Creek Feasibility Study”) and are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences. In addition, S-K 1300 requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year. You are cautioned that mineral resources are subject to further exploration and development and are subject to additional risks and no assurance can be given that they will eventually convert to future reserves. Inferred resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the inferred resource exists or is economically or legally mineable. See Item 1A., Risk Factors.

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

	Fiscal Year Ended June 30,
	2025	2024
Canadian Dollars to U.S. Dollars
Rate at end of period	0.7330	0.7306
Average rate for period	0.7170	0.7380
High for period	0.7429	0.7617
Low for period	0.6848	0.7207

Risk Factors Summary

Investing in common shares, no par value, of the Company (“Common Shares”) involves numerous risks and uncertainties, as more fully described below. You should read these risks before you invest in our Common Shares. In particular, risks associated with our business include, but are not limited to, the following:

Risks Related to Our Business

●	Our ability to operate as a going concern is in doubt.

●	We will require significant additional capital to fund our business plan.

●	We have a limited operating history on which to base an evaluation of our business and prospects.

●	We have a history of losses and expect to continue to incur losses in the future.

●	We may not recognize the full value of the Yorkville Equity Facility Financing Agreement (as defined herein) and may not receive any proceeds from the exercise our outstanding Common Share purchase warrants (“Warrants”), and the potential adverse effect on the prevailing market prices for our Common Shares as a result of sales, or the perception of future sales, of Common Shares could adversely affect our ability to raise additional capital.

●	The Company has identified material weaknesses in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of the Common Shares.

Risks Related to Mining and Development

●	We face numerous uncertainties in estimating our mineral reserves and resources and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

●	The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

●	We have no history of producing commercial products from our current mining properties and there can be no assurance that we will successfully establish mining operations or profitably produce minerals.

●	Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

●	Our properties and operations may be subject to litigation or other claims.

●	We do not currently insure against all the risks and hazards of mineral exploration, development, and mining operations.

Risks Related to Government Regulation

●	We may not be able to obtain or renew all required permits and licenses to place any of our properties into production.

●	We are subject to significant governmental regulations that affect our operations and costs of conducting our business.

●	Land reclamation requirements for our properties may be burdensome and expensive.

Risks Related to Our Debt

●	The level of our indebtedness from time to time could impair our ability to obtain additional financing.

Risks Related to the Common Shares

●	Future sales, or the perception of future sales, of Common Shares by existing shareholders or by us, or future dilutive issuances of Common Shares by us, could adversely affect prevailing market prices for the Common Shares and cause investors to suffer dilution in their net book value per Common Share.

●	We are subject to the continued listing criteria of The Nasdaq Stock Market LLC (“Nasdaq”) and our failure to satisfy these criteria may result in delisting of the Common Shares.

PART I

ITEM 1.	BUSINESS

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

NioCorp is a United States Securities and Exchange Commission (“SEC”) reporting company, and we are also a Canadian reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and New Brunswick. Our registered and records office is located at 1133 Melville Street, Suite 3500, Vancouver, British Columbia V6E 4E5 (ATTN: Blake, Cassels & Graydon LLP). Our principal executive office is located at 7000 South Yosemite Street, Suite 115, Centennial, Colorado 80112.

Business Operations

NioCorp, through ECRC (as defined below), is developing a critical minerals project that, if and when developed, will produce niobium, scandium, titanium, and potentially, rare earth products. Known as the “Elk Creek Project,” it is located near Elk Creek, Nebraska, in the southeast portion of the state.

●	Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in high-strength, low-alloy steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally enables those applications to be stronger and lighter in mass. This “lightweighting” benefit often results in environmental benefits, including reduced fuel consumption and material usage, which can result in fewer air emissions.

●	Scandium can be combined with aluminum to make super-high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation.

●	Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics.

●	Rare earth elements are critical minerals that are needed in virtually all U.S. defense systems and across the electronics, manufacturing, high-technology, transportation, and energy sectors. Magnetic rare earths, such as neodymium, praseodymium, terbium, and dysprosium are critical to the making of neodymium-iron-boron magnets, which are used across a wide variety of defense and civilian applications.

Our primary business strategy is to advance our Elk Creek Project to commercial production. Based on the success of our recent fund-raising activities, as discussed below under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we are focused on carrying out our near-term planned work programs associated with securing the project financing necessary to complete detailed design, development, and construction of the Elk Creek Project, as well as the commencement of early elements of project construction.

Corporate Structure

The Company’s business operations are conducted primarily through ECRC. The table below provides an overview of the Company’s current subsidiaries and their activities:

Name	State/Province of Formation	Ownership	Business
0896800 B.C. Ltd. (“0896800”)	British Columbia	100%	The only business of 0896800 is to hold the shares of Class A common stock of ECRC
Elk Creek Resources Corp. (“ECRC”)	Delaware	80.42%(1)	The business of ECRC is the development of the Elk Creek Project
NioCorp Technologies Limited	United Kingdom	100%	The business of NioCorp Technologies Limited is the research and development of aluminum-scandium alloys and other business opportunities

(1)	Represents 100% of Class A common stock owned by 0896800, and 3,934,031 Vested Shares and 3,391,596 Earnout Shares (each as defined below) held by third parties, and outstanding as of June 30, 2025.

Historical Development of the Business

The acquisition of the carbonatite property located in Southeast Nebraska, USA (the “Elk Creek Property”) was closed in December 2010 and involved the purchase by NioCorp of all of the issued and outstanding common shares of a private British Columbia company, which in turn held 100% of the issued and outstanding shares of Elk Creek Resources Corp., a Nebraska corporation.

Between 2011 and 2020, the Company advanced the Elk Creek Project through the completion of field exploration programs, feasibility study development and reporting, updates to underground mine designs and supporting infrastructure, and the receipt of required permits from the State of Nebraska.

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

On March 17, 2023 (the “Closing Date”), the Company closed a series of transactions (the “GXII Transaction”), pursuant to the Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GX Acquisition Corp. II (“GXII”), and Big Red Merger Sub Ltd (the “Closing”). At the Closing, the Company also closed convertible debt financings (the “Yorkville Convertible Debt Financing”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (together with YA II PN, Ltd., “Yorkville”), and the standby equity purchase facility with Yorkville (the “Yorkville Equity Facility Financing” and, together with the Yorkville Convertible Debt Financing, the “Yorkville Financings”) became effective. The transactions contemplated by or related to the Business Combination Agreement, including the GXII Transaction, the Yorkville Financings, and a 10-for-1 reverse stock split consummated in connection with the Closing, are referred to, collectively, as the “2023 Transactions.”

As a result of the 2023 Transactions, among other matters, GXII became and indirect, majority-owned subsidiary of NioCorp and changed its name to “Elk Creek Resources Corp.”, which we refer to as “ECRC,” and the Common Shares and the Warrants that were assumed by NioCorp from GXII (the “NioCorp Assumed Warrants”) were listed for trading on Nasdaq under the symbols “NB” and “NIOBW,” respectively.

Pursuant to the Business Combination Agreement, the Sponsor Support Agreement, dated September 25, 2022, among GX Sponsor II LLC (the “Sponsor”), GXII, the Company and the other persons party thereto, and the Exchange Agreement, dated as of March 17, 2023, by and among NioCorp, ECRC and the Sponsor (the “Exchange Agreement”), after the Closing, the shares of Class B common stock of ECRC are exchangeable into Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. Of the issued and outstanding shares of Class B common stock of ECRC, 4,565,808 shares (the “Vested Shares”) were vested as of the Closing Date and are exchangeable at any time, and from time to time, until the tenth anniversary of the Closing Date and 3,391,596 shares (the “Earnout Shares”) are exchangeable until the tenth anniversary of the Closing Date, subject to certain vesting conditions. See Note 9 to the consolidated financial statements included in Part II, Item 8 hereof for additional information regarding the Class B common stock of ECRC.

During fiscal year 2025, the Company initiated a drilling program at the Elk Creek Project to support the conversion of a portion of its current indicated resources into measured resources and the subsequent conversion of a portion of its current probable mineral reserves into proven mineral reserves. This drilling program is ongoing as of the date of this report. When completed, the results of the drilling program, along with other technical and economic analyses undertaken by the Company, will be used to update the feasibility study for the Elk Creek Project.

Recent Corporate Events

EXIM Bank Financing Process

As previously disclosed, on March 6, 2023, the Company announced the receipt of a Letter of Interest from the Export-Import Bank of the United States (“EXIM”) for potential debt financing through EXIM’s “Make More In America” initiative to fund a portion of the project costs of the Elk Creek Project (the “EXIM Financing”).

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

April 2025 Offering

On April 21, 2025, the Company closed an underwritten, registered public offering (the “April 2025 Offering”), pursuant to the underwriting agreement, dated April 17, 2025, with Maxim Group LLC (“Maxim”), as underwriter, pursuant to which the Company issued and sold (i) 6,628,846 Common Shares at a public offering price of $2.60 per Common Share and (ii) 1,063,462 pre-funded Warrants (the “April 2025 Pre-Funded Warrants”) to purchase up to an additional 1,063,462 Common Shares at a public offering price of $2.5999. The April 2025 Pre-Funded Warrants have an exercise price of $0.0001 per underlying Common Share, are exercisable immediately, and do not have an expiration date. On April 17, 2025, Maxim partially exercised its over-allotment option to purchase 323,504 additional Common Shares at the closing. The net proceeds from the April 2025 Offering were approximately $18.7 million, after deducting underwriting discounts and offering expenses.

July 2025 Offering

On July 18, 2025, the Company closed a registered public offering (the “July 2025 Offering”), pursuant to a placement agency agreement, dated July 17, 2025 (the “Placement Agency Agreement”) with Maxim, as sole placement agent, pursuant to which the Company issued and sold 13,850,000 Common Shares at a public offering price of $3.25 per Common Share. The net proceeds from the July 2025 Offering were approximately $41.2 million, after deducting underwriting discounts and offering expenses.

DoD Agreement

On August 4, 2025, ECRC entered into a Project Sub-Agreement (the “DoD Agreement”) with Advanced Technology International (“ATI”), an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the U.S. Department of Defense (“DoD”). Subject to the terms and conditions of the DoD Agreement,

ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoD upon the achievement of certain project milestones related to feasibility study-level engineering and additional reserve drilling, as well as preparing updated cost estimates, for the Elk Creek Project.

Competitive Business Conditions

There is significant competition within the minerals industry to discover, acquire and obtain project financing for mineral properties considered to have commercial potential. We compete with others in efforts to obtain project financing and resources to advance the Elk Creek Project to construction and commercial operation, acquire and utilize mining and processing equipment, and hire qualified personnel. These other companies may be better capitalized than us and we may have difficulty in obtaining the financing and resources necessary to advance the Elk Creek Project to construction and commercial operation. In addition, in competing for qualified personnel, we may be required to pay compensation or benefits relatively higher than those paid in the past, and the availability of qualified personnel may be limited in high-demand periods.

Cycles

The mining business is subject to mineral price cycles. The marketability of minerals and mineral concentrates is also affected by worldwide economic cycles. Demand has in the past, and may in the future, be subject to those same worldwide economic cycles. Fluctuations in supply and demand in various regions throughout the world are common. In addition, the niobium, scandium, titanium, and potentially, rare earth products, that we intend to produce at the Elk Creek Project are subject to additional commodity-specific price cycles resulting from, among other factors, demand for specific products, export controls, taxes and other tariffs and fees.

The following table sets forth commodity prices for the last five calendar years for the ferroniobium, scandium trioxide, and titanium dioxide products the Company anticipates extracting from its Elk Creek Project. These pricing surveys may not be representative of the pricing that the Company anticipates achieving for its products if commercial production begins from its Elk Creek Project.

Year	Ferroniobium U.S. Price ($/kg-Nb)(1)	Sc2O3 U.S. Price ($/kg)(2)	TiO2 U.S. Price ($/kg)(3)
2024	$46	$1,200	$1.31
2023	51	-(4)	1.46
2022	46	2,100	1.47
2021	44	2,200	1.30
2020	37	3,800	1.17

(1)	Source: Argus Metal Prices, average annual ending price, 2024. Ferroniobium 65% niobium content, FOB U.S. warehouse.

(2)	Source: United States Geological Service (“USGS”) Mineral Commodity Summary, 2024. Sc2O3, 99.99% purity, 5-kilogram (“kg”) lot size.

(3)	Source: USGS Mineral Commodity Summary, 2024. Rutile mineral concentrate, bulk, minimum 95% TiO2, f.o.b. Australia.

(4)	Pricing information was not provided by the USGS for 2023.

As NioCorp is a development stage issuer and has not yet generated any revenue from the operation of the Elk Creek Project, it is not currently significantly affected by changes in commodity demand and prices, except to the extent that these changes may impact the development of the Elk Creek Project. As it does not carry on production activities, NioCorp’s ability to fund ongoing exploration is affected by the availability of financing, which is, in turn, affected by the strength of the economy and other general economic factors.

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

Environmental Regulation

Our mineral projects are subject to various federal, state, and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the U.S. requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

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

As of June 30, 2025, we had seven full-time employees as well as one contract employee. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance, and property management.

Our compensation programs are designed to align compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain, and motivate employees to achieve superior results. The structure of our compensation programs balances competitive wages and benefits and incentive earnings for both short-term and long-term performance.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Board, and may include statements regarding, among other matters, the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Elk Creek Project; NioCorp’s ability to receive a final commitment of financing from EXIM; the estimated total upfront capital expenditure for the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, and titanium and the potential to produce rare earth elements at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; NioCorp’s ability to access the full amount of the expected net proceeds of the Yorkville Equity Facility Financing Agreement; NioCorp’s expectation that it will receive the full $10 million in reimbursement under the DoD Agreement; the intended use of our cash balance as of June 30, 2025 as well as the proceeds from the July 2025 Offering, the proceeds from Warrant exercise issuances, and the reimbursement payments pursuant to the DoD Agreement; the expected results of the drilling program at the Elk Creek Project; the expectation that the results of the drilling program will be used to update the feasibility study for the Elk Creek Project; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; statements with respect to the estimation of mineral resources and mineral reserves; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues, tariffs, and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements reflect material expectations and assumptions, including, without limitation, expectations and assumptions relating to: NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; the future price of metals; the stability of the financial and capital markets; and current estimates and assumptions regarding the Yorkville Equity Facility Financing Agreement and its benefits. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s ability to operate as a going concern; NioCorp’s requirement of significant additional capital; NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; NioCorp’s ability to achieve the required milestones and receive the full $10.0 million in reimbursement under the DoD Agreement; NioCorp’s ability to receive a final commitment of financing from EXIM or other debt financing or financial support on acceptable timelines, on acceptable terms, or at all; NioCorp’s ability to access the full amount of the expected net proceeds under the Yorkville Equity Facility Financing Agreement; NioCorp’s ability to continue to meet Nasdaq listing standards; risks relating to the Common Shares, including price volatility, lack of dividend payments and dilution or the perception of the likelihood of any of the foregoing; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness, if any, the Yorkville Equity Facility Financing Agreement or other agreements may impair NioCorp’s ability to obtain additional financing, on acceptable terms, or at all; covenants contained in agreements with NioCorp’s secured creditors that may affect its assets; NioCorp’s limited operating history; NioCorp’s history of losses; the material weaknesses in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weaknesses and the timing of remediation; the possibility that NioCorp may qualify as a PFIC under the Code; the potential that the 2023 Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products; current and future offtake agreements, joint ventures, and partnerships, including our ability to negotiate extensions to existing agreements or to enter into new agreements, on favorable terms or at all; NioCorp’s ability to attract qualified management; estimates of mineral resources and reserves; mineral exploration and production activities; feasibility study results; the results of metallurgical testing; the results of technological research; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining industry; trade policies and tensions, including tariffs; inflationary pressures; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, or development activities; management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities of grades of reserves and resources; claims on the title to NioCorp’s properties; potential future litigation; and NioCorp’s lack of insurance covering all of NioCorp’s operations.

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

Our business activities are subject to significant risks, including those described below. You should carefully consider these risks. If any of the described risks occur, our business, financial position, and results of operations could be materially adversely affected. Such risks are not the only ones we face, and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Forward-Looking Statements” under Item 1., “Business.”

Risks Related to Our Business

Our ability to operate as a going concern is in doubt.

The notes that accompany our consolidated financial statements for the year ended June 30, 2025, disclose that substantial doubt exists as to our ability to continue as a going concern. The consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are a development stage issuer and we have incurred losses since our inception.

As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. The Company does not have sufficient cash on hand to fund planned operations as well as the construction necessary for mine development for the next twelve months. The Company is dependent on its ability to raise capital to fund future exploration and working capital requirements. Our plans for the long-term achievement of and continuation as a going concern include financing our future operations through sales of our Common Shares and/or debt and the potential profitable exploitation of our Elk Creek Project. Additionally, capital markets and general economic conditions in the U.S. and Canada may impose significant obstacles to raising the required funds. As discussed further below, while we have been successful in doing so in the past, there can be no assurance we will be able to raise funds in the future. These factors raise substantial doubt about our ability to continue as a going concern.

We will require significant additional capital to fund our business plan.

We will be required to make substantial capital expenditures to advance the Elk Creek Project to construction and commercial operation. We will also require funds for our ongoing capital needs and will be required to raise additional capital.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $40.0 million to $50.0 million for the next twelve months. In addition to outstanding accounts payable and short-term liabilities, our planned expenditures over the next twelve months are expected to consist of expenditures relating to certain advancements of the Elk Creek Project by NioCorp’s majority owned subsidiary, ECRC, corporate overhead costs, and estimated costs related to securing financing necessary for advancement of the Elk Creek Project.

We expect to use our cash balance as of June 30, 2025, as well as the proceeds from the July 2025 Offering, the proceeds from the Warrant exercise issuances, and the reimbursement payments pursuant to the DoD Agreement, to fund our planned expenditures for the next twelve months. However, additional work is required in order to advance the Elk Creek Project, which will require additional financing. The S-K 1300 Elk Creek Technical Report Summary includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,141.0 million. The actual amount of capital expenditure required to successfully achieve commercial production at the Elk Creek Project is subject to, among other factors, the timing and actual cost of further exploration, preparing feasibility studies, permitting, engineering and the construction of infrastructure, mining and processing facilities. If the Company were able to obtain additional funding, the Company would be able to accelerate planned expenditures ahead of its current schedule. In addition, to the extent that EXIM requests further project activities to be undertaken in connection with the diligence process, the Company would require additional funding to complete such activities. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

Except for the potential funding from advances under the Yorkville Equity Facility Financing Agreement, which is discussed below under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and the potential exercise of options to purchase Common Shares (“Options”) and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time. In addition, agreements we enter into may contain restrictions on our ability to raise additional financing on reasonable terms or at all. For example, pursuant to the Exchange Agreement, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. Notwithstanding the restrictions set forth in the Exchange Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets.

Our ability to obtain necessary funding depends upon a number of factors, including the status of the national and worldwide economy and the price of the products we intend to produce. We are actively pursuing additional sources of debt and equity financing, and while we have been successful in doing so in the past, there can be no assurance we will be able to obtain any such additional financing on acceptable terms, if at all.

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

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred a net loss attributable to the Company of $17.4 million for the year ended June 30, 2025, and $11.4 million for the year ended June 30, 2024.

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

We anticipate that costs at our projects that we may explore or develop, including the Elk Creek Project, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgical performance, and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, steel, aluminum, iron, chemicals, natural gas, fresh water, and electricity, as well as by government actions such as tariffs. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable or not profitable at all. For example, the S-K 1300 Elk Creek Technical Report Summary includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,141.0 million. The actual amount of capital expenditure required to successfully achieve commercial production at the Elk Creek Project is subject to, among other factors, the timing and actual cost of further exploration, preparing feasibility studies, permitting, engineering and the construction of infrastructure, mining, and processing facilities. A material increase in costs at any significant location could have a significant effect on our profitability.

A disruption in, or failure of our third-party service providers’ IT systems, including those related to cybersecurity, could adversely affect our business operations and financial performance.

We rely on the accuracy, capacity, and security of our third-party service providers’ IT systems for the operations of many of our business processes and to comply with regulatory, legal, and tax requirements. We are dependent on third parties to provide important IT services relating to, among other things, operational technology at our facilities, human resources, electronic communications, and certain finance functions. Despite the security measures that our third-party service providers have implemented, including those related to cybersecurity, we have experienced, and may experience in the future, cybersecurity incidents. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-service attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information, and the systems and information of our third-party service providers. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software that is commonly used by companies in cloud-based services and bundled software. As previously disclosed, on February 14, 2025, we became aware of unauthorized third-party access to our information systems, including portions of its email systems, that resulted in misdirected vendor payments (the “Cybersecurity Incident”). To date, the Cybersecurity Incident has not had a material impact on our business operations or financial condition.

Though our third-party service providers have controls in place, we cannot provide assurance that a cybersecurity incident will not occur in the future. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Cybersecurity threats or incidents or disruptions of our third-party service providers’ IT systems could interrupt our ability to manage and operate our business, impact data, and adversely affect our business operations and financial performance, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. In addition, we have incurred costs in connection with the remediation of the Cybersecurity Incident and we may be required to incur significant costs to protect against and, if required, remediate the damage caused by cybersecurity incidents, disruptions or system failures in the future.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, project development operations. The shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and could therefore limit, or increase the cost of, production. Ongoing disruptions to the world’s economy, including issues related to supply chains, inflation, tariffs and trade tensions, and increased raw material and labor costs, may delay our ability to secure supplies and equipment for the Elk Creek Project on a timely basis.

Joint ventures and other partnerships, including offtake arrangements, may expose us to risks.

We have entered into offtake agreements related to our Elk Creek Project as well as agreements related to the supply of natural gas and electricity to the project site, and may enter into joint ventures or partnership arrangements, including additional offtake agreements, with other parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, price fluctuations and termination provisions related to such agreements, or our ability to negotiate extensions to existing agreements or to enter into new agreements, on favorable terms or at all, could have a material adverse effect on us, the development and production at our properties, including the Elk Creek Project, the joint ventures, if any, or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows, and the price of our Common Shares.

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

The effect on the capital markets and the economy of recent global events, including inflation, volatility in commodity prices, supply chain uncertainty, tariffs and trade tensions, and increases in raw material and labor costs, could have an adverse effect on NioCorp’s business plans, financial condition, and liquidity.

Certain events have effected, and continue to effect, the global and United States economies, including increased inflation, volatility in commodity prices, supply chain uncertainty, tariffs and trade tensions, and increases in raw material and labor costs. We cannot predict how this will affect our business, but the impact may be adverse.

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

In addition, we cannot predict the impact that recent global events, including inflation, volatility in commodity prices, supply chain uncertainty, tariffs and trade tensions, and increases in raw material and labor costs will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us.

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

We may not recognize the full value of the Yorkville Equity Facility Financing Agreement and may not receive any proceeds from the exercise of our outstanding Warrants, and the potential adverse effect on the prevailing market prices for our Common Shares as a result of sales, or the perception of future sales, of Common Shares could adversely affect our ability to raise additional capital.

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

In addition, upon exercise, we will receive the cash exercise price of our outstanding Warrants (assuming, that they are not exercised on a cashless basis, as applicable). We believe the likelihood that holders will exercise their Warrants, and therefore, the amount of cash proceeds that we would receive, is, among other things, dependent upon the market price of our Common Shares. For so long as the market price for our Common Shares is less than the applicable exercise price of the Warrants, we believe such holders will be unlikely to exercise their Warrants. The potential adverse effect on the prevailing market price of our Common Shares as a result of sales of Common Shares by us or by other security holders, or the perception that such sales may occur, could keep the market price for our Common Shares below the applicable exercise price of the Warrants. Accordingly, the holders of the Warrants may not exercise their Warrants before they expire, and we may not receive any proceeds from the exercise of the outstanding Warrants.

We may not recognize the full value of the DoD Agreement.

Subject to the terms and conditions of the DoD Agreement, the DoD will reimburse ECRC for a portion of the costs incurred by ECRC under the DoD Agreement and ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoD upon the achievement of certain project milestones. If the Company is not successful in achieving the milestones required under the DoD Agreement or if the reimbursements sought by the Company are rejected or the DoD Agreement is terminated prior to completion of all milestones, the Company may not receive all or even a significant portion of the payments as reimbursements for expenses incurred as expected under the DoD Agreement.

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

Our management has identified material weaknesses in its internal control over financial reporting relating to deficiencies in the principles associated with the control environment, risk assessment, control activities, and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, the Company’s management has assessed the effectiveness of its internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective as of June 30, 2025.

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

We identified material weaknesses in our internal control over financial reporting that exist as of June 30, 2025. As a result of such material weaknesses and other matters raised or that may in the future be raised by the SEC or the

Canadian securities regulators, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

Risks Related to Mining and Development

We face numerous uncertainties in estimating our mineral reserves and resources and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs, and decreased profitability.

A mineral is economically recoverable when the price at which we may sell the mineral exceeds the costs and expenses of mining and selling the mineral. Forecasts of our future performance are based on, among other things, estimates of our mineral reserves. We base our reserve and resource information on engineering, economic, and geological data assembled and analyzed by qualified persons, which include various engineers and geologists on our staff and with third parties. Our estimates are also subject to SEC regulations regarding classification of reserves and resources, including S-K 1300. Our reserve and resource estimates as to both quantity and quality are updated from time to time to reflect additional information received. There are numerous uncertainties inherent in estimating quantities and qualities of mineral reserves and resources, including many factors beyond our control.

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

Price volatility could have dramatic effects on our results of operations and our ability to obtain financing for the Elk Creek Project and execute our business plan.

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

In addition, the niobium, scandium, titanium, and potentially, rare earth products, that we intend to produce at the Elk Creek Project are also subject to additional commodity-specific price cycles resulting from, among other factors, export controls, taxes and other tariffs and fees. Volatility in the demand for, and prices of, the niobium, scandium, titanium, and potentially, rare earth products, that we intend to produce at the Elk Creek Project may adversely affect the overall value of the Elk Creek Project and impact our ability to obtain financing for the Elk Creek Project on acceptable terms, or at all.

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

The mining industry is intensely competitive in all of its phases, and we compete with other companies for capital. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to obtain financing for the Elk Creek Project on terms we consider acceptable, or at all, or to acquire and develop additional properties in the future. In addition, we compete with others in efforts to obtain resources to advance the Elk Creek Project to construction and commercial operation, including mining and processing equipment, as well as qualified managerial and technical employees. If we are unable to successfully compete for required resources, including qualified employees, we may have difficulty in advancing the Elk Creek Project to construction and commercial operation. In addition, in competing for qualified personnel, we may be required to pay compensation or benefits relatively higher than those paid in the past, and the availability of qualified personnel may be limited in high-demand periods.

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

There are risks that title to our properties may be challenged or impugned. Our Elk Creek Project is located in Nebraska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. Our current land and/or mineral rights lease agreements between ECRC and individual landowners give us an option to purchase additional property (“OTP”), which, along with the property we already own, will allow us to construct the Elk Creek Project once sufficient project financing is obtained. The rights of the current owners to sell the property subject to these options may be subject to prior unrecorded or unknown claims to title. Further, our current OTP agreements, some of which are important for our planned operations, are of fixed duration and expire between December 2029 and May 2040, and we may incur additional cost and delays in securing renewals of such OTPs. We have investigated our rights to explore and exploit the Elk Creek Project resource/reserve and, to the best of our knowledge, our rights in relation to lands covering the Elk Creek Project resource/reserve are in good standing. However, there may be valid challenges to the title of our properties that, if successful, could impair development and/or operations.

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

NioCorp generally will be classified as a PFIC for a taxable year if (a) 75% or more of its gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) at least 50% or more of the value of its assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. NioCorp believes that it was classified as a PFIC for its taxable years ended June 30, 2025 and 2024 and, based on the current composition of its income and assets, as well as current business plans and financial expectations, may be classified as a PFIC for its current or future taxable years. Any conclusion regarding PFIC status is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to change. In addition, even if NioCorp concluded it did not qualify as a PFIC, it is possible that the U.S. Internal Revenue Service (the “IRS”) could assert, and that a court could sustain, a determination that NioCorp is a PFIC. Accordingly, there can be no assurance that NioCorp will not be treated as a PFIC for any taxable year. The PFIC rules are complex and each holder of Common Shares or other securities of NioCorp should consult its own tax advisors regarding these rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of such securities.

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

From July 1, 2024, to the date of this report, the trading price of our stock on the Nasdaq has ranged from a low of $1.27 to a high of $5.19.

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

The Articles of NioCorp, as amended, permit us to issue an unlimited number of Common Shares. Subject to the requirements of the British Columbia Business Corporations Act and Nasdaq, we will not be required to obtain the approval of the NioCorp shareholders for the issuance of additional Common Shares. We have issued Common Shares in the past and will continue to issue Common Shares to finance our activities in the future. In addition, outstanding Options and Warrants and securities convertible into or exchangeable for Common Shares may be exercised, converted, or exchanged resulting in the issuance of additional Common Shares. If we issue additional Common Shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per Common Share depending on the price at which such securities are sold.

Additionally, pursuant to the Yorkville Equity Facility Financing Agreement, Yorkville has committed to purchase up to an additional $46.9 million of our Common Shares, at our direction from time to time during the remaining seven months of the commitment period, subject to certain limitations and the satisfaction of the conditions in the Yorkville Equity Facility Financing Agreement. We have filed a registration statement under the Securities Act covering resales by Yorkville of the Common Shares issuable pursuant to the Yorkville Equity Facility Financing Agreement. Accordingly, any Common Shares that we issue pursuant to the Yorkville Equity Facility Financing Agreement will be available for sale into the public market, subject to applicable securities laws, which could reduce the prevailing market price for the Common Shares.

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

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity, and nature of our operations.

For the year ended June 30, 2025, the Company had no material cybersecurity incidents or threats that have materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. As previously disclosed, on February 14, 2025, we became aware of unauthorized third-party access to our information systems, including portions of its email systems, that resulted in misdirected vendor payments. To date, the Cybersecurity Incident has not had a material impact on our business operations or financial condition.

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

The qualified persons responsible for the S-K 1300 Elk Creek Technical Report Summary are Dahrouge Geological Consulting USA Ltd.; Understood Mineral Resources Ltd.; Optimize Group; Tetra Tech; Adrian Brown Consultants Inc.; Metallurgy Concept Solutions; Magemi Mining Inc.; L3 Process Development; A2GC; Scott Honan, M.Sc, SME-RM, NioCorp; Dumas Contracting Ltd.; Mahmood Khwaja, P.E., CDM Smith; and Wynand Marx, M.Eng, BBE Consulting. A matrix of the sections for which each qualified person is responsible is included in the S-K 1300 Elk Creek Technical Report Summary, except that Dumas Contracting Ltd., as evidenced by its consent filed as Exhibit 23.14 to this Annual Report on Form 10-K has reviewed, approved, and taken responsibility for Sections 13.7.1, 13.7.2, 13.7.3, 13.7.4, 13.7.9, 13.7.10, 13.7.11, 13.7.12, 13.7.13, 13.7.14, 15.1.3, 15.1.4 and 23.1.8 of the S-K 1300 Elk Creek Technical Report Summary. Except for Scott Honan, none of the qualified persons is affiliated with the Company. Mr. Honan is the Chief Operating Officer of the Company. The disclosure of scientific or technical information in this Annual Report on Form 10-K was reviewed and approved by Mr. Honan who is a qualified person as defined in NI 43-101, and Mr. Honan has verified the data disclosed herein.

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

The Company currently owns approximately 227 acres of land and associated mineral rights, and an additional 80 acres of surface rights and 40 acres of mineral rights, all within the carbonatite footprint. The Elk Creek Project’s mine infrastructure and a portion of the supporting operations is planned to be located on this land. Ownership of the mineral rights discussed above includes a 2% NSR royalty and grants us access to more than 90% of the Elk Creek Project’s mineral resources and mineral reserves.

As of June 30, 2025, the total book value of the Elk Creek Property and associated buildings and equipment was $16.9 million.

On August 1, 2025, ECRC closed on its option to purchase three parcels of land in the project area, consisting of the property known as Woltemath80S and approximately 1.66 acres of the property known as Woltemath002, for an aggregate purchase price of approximately $2.7 million, pursuant to the terms of two OTPs.

The Company currently holds six OTPs that are associated with the Elk Creek Project and one perpetual easement on a land parcel adjacent to the Missouri River. The current optioned land package covers an area of 1,272 acres and is reflective of the land needed to secure the remaining mineral resources and mineral reserves held under the OTPs along with the land needed for the development and operations of the Elk Creek Project for its proposed 38-year operating life.

In general, exercise of an OTP is accomplished by paying the greater of a fixed amount per acre or a multiple of the appraised value at the time of purchase. If the land is not purchased by the Company during the term of the OTP and the land in question is needed for the project, the Company intends to negotiate a new OTP with the landowner. The OTP is accompanied by a negotiated payment to the landowner that is paid upon execution of the OTP by the Company and the landowner. As of June 30, 2025, the Company was obligated to make payments totaling approximately $101,000 over the next 15 years to maintain our rights under these OTPs. Details on the current OTPs held by the Company are shown in the table below.

Active Lease Agreements (OTPs) Covering the Elk Creek Project as of September 2025

Agreement Identifier	Acres	Agreement Expiry
Woltemath002	375.15	04-Dec-29
Heidemann005	196.57	16-Mar-30
Nielsen001	249.32	25-Jun-30
Woltemath003J	220.00	25-Mar-30
Beethe007	163.75	20-Jan-31
Shuey001	80.00	27-May-40

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

The agreements that involve mineral rights include a 2% NSR royalty attached with the OTP. The OTPs grant the Company an exclusive right to explore and evaluate the property for the term thereof, with an option to purchase the surface rights or a combination of the mineral and surface rights at any time during the term. As the Woltemath80S agreement was limited to an option to purchase the surface rights only, it does not contain an NSR provision.

Land Tenure Map as of September 2025

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

Summary of Drilling Database within Elk Creek Deposit Area

Year	Company	Number of Holes	Average Depth (m)	Sum Length (m)
1973-1986	Molycorp	27	596.6	16,108.2
2011	Quantum	3	772.6	2,317.7
2014 to present	NioCorp	18	845.4	15,482.8
Total		48	700.9	33,908.7

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

Quantum, 2011

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

The Company has not identified any significant encumbrances to the property it owns or holds under OTP agreements. The Company has not had any permit violations or fines since the filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Permitting requirements for the project have been identified. The Company holds an Air Construction Permit from the State of Nebraska and a Special Use Permit from Johnson County, both of which are necessary to allow the start of project construction. In addition, the Elk Creek Project will be required to obtain a series of permits for operations from federal, state, and local agencies. The majority of these permits are ministerial in nature and present minimal risk to the Company and typically involve the completion of an application and the payment of a nominal fee. Three permits from the state of Nebraska are discretionary in nature, where an application and fee are provided to the state and the state must make a decision as to whether or not the permit will be granted. While the risk involved in such permits is low, such discretionary permits require more processing time by the state and do require the state agency to make a decision in favor of issuance of the permit. These three permits include the following:

●	Solid Waste Permit;

●	Air Operating Permit; and

●	Radioactive Materials License.

The cost and schedule for obtaining both the discretionary and ministerial permits is included in the overall execution plan for the Elk Creek Project. Additional details on the project’s permitting requirements can be found in Section 17 of the S-K 1300 Elk Creek Technical Report Summary.

Mineral Reserves and Resources

The mineral reserves and mineral resources disclosed below are based on the S-K 1300 Elk Creek Technical Report Summary, which was originally filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Mineral reserves and mineral resources at the Elk Creek Project as of June 30, 2025, are summarized in the tables below. Further discussion and background regarding the approaches used to establish mineral reserves and mineral resources is contained in Chapters 11 and 12 of the S-K 1300 Elk Creek Technical Report Summary.

Elk Creek Project In Situ Mineral Resource Estimate (niobium, titanium, and scandium) Excluding Reserves as of June 30, 2025

Class	NSR Cutoff	Tonnage (Mt)
Indicated	$180	151.7	Nb2O5 (%)	Nb2O5 (kt)
			0.43	649.8
			TiO2 (%)	TiO2 (kt)
			2.02	3,067
			Sc (ppm)	Sc (t)
			56.42	8,558
Inferred	$180	108.3	Nb2O5 (%)	Nb2O5 (kt)
			0.39	426.6
			TiO2 (%)	TiO2 (kt)
			1.92	2,082
			Sc (ppm)	Sc (t)
			52.28	5,660

Elk Creek Project In Situ Mineral Resource Estimate (rare earth oxides) Excluding Reserves as of June 30, 2025

Class	NSR Cut-off	Tonnage (Mt)

Indicated	$180	151.7	La2O3 (%)	La2O3 (kt)	Ce2O3 (%)	Ce2O3 (kt)	Pr2O3 (%)	Pr2O3 (kt)
			0.0766	116.2	0.1320	200.2	0.0140	21.3
			Nd2O3 (%)	Nd2O3 (kt)	Sm2O3 (%)	Sm2O3 (kt)	Eu2O3 (%)	Eu2O3 (kt)
			0.0511	77.5	0.0116	17.6	0.0040	6.0
			Gd2O3 (%)	Gd2O3 (kt)	Tb2O3 (%)	Tb2O3 (kt)	Dy2O3 (%)	Dy2O3 (kt)
			0.0096	14.6	0.0011	1.6	0.0044	6.7
			Ho2O3 (%)	Ho2O3 (kt)	Er2O3 (%)	Er2O3 (kt)	Tm2O3(%)	Tm2O3 (kt)
			0.0006	1.0	0.0015	2.2	0.0002	0.3
			Yb2O3 (%)	Yb2O3 (kt)	Lu2O3 (%)	Lu2O3 (kt)	Y2O3 (%)	Y2O3 (kt)
			0.0010	1.5	0.0001	0.2	0.0187	28.4
			LREO (%)	LREO (kt)	HREO (%)	HREO (kt)	TREO (%)	TREO (kt)
			0.2737	415.2	0.0528	80.0	0.3265	495.2
Inferred	$180	108.3	La2O3 (%)	La2O3 (kt)	Ce2O3 (%)	Ce2O3 (kt)	Pr2O3 (%)	Pr2O3 (kt)
			0.0943	102.1	0.1576	170.6	0.0163	17.7
			Nd2O3 (%)	Nd2O3 (kt)	Sm2O3 (%)	Sm2O3 (kt)	Eu2O3 (%)	Eu2O3 (kt)
			0.0575	62.2	0.0116	12.6	0.0038	4.1
			Gd2O3 (%)	Gd2O3 (kt)	Tb2O3 (%)	Tb2O3 (kt)	Dy2O3 (%)	Dy2O3 (kt)
			0.0090	9.8	0.0010	1.1	0.0042	4.6
			Ho2O3 (%)	Ho2O3 (kt)	Er2O3 (%)	Er2O3 (kt)	Tm2O3(%)	Tm2O3 (kt)
			0.0006	0.7	0.0014	1.5	0.0002	0.2
			Yb2O3 (%)	Yb2O3 (kt)	Lu2O3 (%)	Lu2O3 (kt)	Y2O3 (%)	Y2O3 (kt)
			0.0010	1.1	0.0001	0.1	0.0182	19.7
			LREO (%)	LREO (kt)	HREO (%)	HREO (kt)	TREO (%)	TREO (kt)
			0.3257	352.6	0.0512	55.5	0.3769	408.1

Notes:

a.	Classification of mineral resources in the above tables is in accordance with the S-K 1300 classification system. Mineral resources in this table are reported exclusive of mineral reserves.

b.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

c.	The mineral resources are reported at a Diluted Net Smelter Return (NSR) Cut-off of $180/tonne.

d.	The diluted NSR is defined as:
●
●	The diluted revenue from Nb2O5, TiO2, and Sc per block used the following factors:

●	Nb2O5 Revenue: a 94% grade recovery, a 0.696 factor to convert Nb2O5 to Nb, 82.36% assumption for plant recovery, and a $39.60 selling price per kg of ferroniobium as of June 30, 2022.

●	TiO2 Revenue: a 94% grade recovery, a 40.31% assumption for plant recovery, and an $0.88 kg selling price per kg of titanium oxide as of June 30, 2022.

●	Sc Revenue: a 94% grade recovery, a 1.534 factor to convert Sc to Sc2O3, 93.14% assumption for plant recovery, and a $3,675 selling price per kg of scandium oxide as of June 30, 2022.

●	The diluted tonnes are a 6% increase in the total tonnes of the block.

e.	Price assumptions for FeNb, Sc2O3, and TiO2 as shown in note d, above, are based upon independent market analyses for each product.

f.	Numbers may not sum due to rounding. The rounding is not considered to be material.

g.	Rare Earth Oxides (REO) were evaluated as a potential by-product to the mining of niobium, titanium, and scandium; thus, the estimated values of the REOs are reported using the previously determined diluted NSR as derived from the Nb2O5, TiO2, and Sc mineral resources and are assigned a price of $0.

h.	The stated Light Rare Earth Oxides (LREO) grade (%) is the summation of La2O3 (%), Ce2O3 (%), Pr2O3 (%), and Nd2O3 (%) estimates.

i.	The stated Heavy Rare Earth Oxides (HREO) grade (%) is the summation of Sm2O3 (%), Eu2O3 (%), Gd2O3 (%), Tb2O3 (%), Dy2O3 (%), Ho2O3 (%), Er2O3 (%), Tm2O3 (%), Yb2O3 (%), Lu2O3 (%), and Y2O3 (%) estimates.

j.	The stated Total Rare Earth Oxide (TREO) grade (%) is the summation of LREO (%) and HREO (%).

k.	The effective date of the mineral resource, including by-products, is June 30, 2025.

Elk Creek Project Underground In Situ Mineral Reserves Estimate for Elk Creek

as of June 30, 2025

Classification	Tonnage (kt)	Nb2O5 Grade (%)	Contained Nb2O5 (t)	Payable Nb (t)	TiO2 Grade (%)	Contained TiO2 (t)	Payable TiO2 (t)	Sc Grade (ppm)	Contained Sc (t)	Payable Sc2O3 (t)
Proven	-	-	-	-	-	-	-	-	-	-
Probable	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677
Total	36,656	0.81	297,278	170,409	2.92	1,071,182	431,793	70.2	2,573	3,677

All figures are rounded to reflect the relative accuracy of the estimates. Totals may not sum due to rounding.

●	The qualified person for the mineral reserve estimate is Optimize Group Inc. The estimate has an effective date of June 30, 2025.

●	The mineral reserve is based on the mine design, mine plan, and cash-flow model utilizing an average cut-off grade of 0.679% Nb2O5 with an NSR of $180/mt.

●	The estimate of mineral reserves may be materially affected by metal prices, environmental, permitting, legal, title, taxation, socio-political, marketing, infrastructure development, or other relevant issues.

●	The economic assumptions used to define mineral reserve cut-off grade are as follows:

○	Annual life of mine (LoM) production rate of ~7,450 tonnes of FeNb/annum during the years of full production.

○	Initial elevated five-year production rate ~ 7,500 tonnes of FeNb/annum when full production is reached.

○	Mining dilution of ~6% was applied to all stopes and development, based on 3% for the primary stopes, 9% for the secondary stopes, and 5% for ore development.

○	Mining recoveries of 95% were applied in longhole stopes and 62.5% in sill pillar stopes.

Parameter	Value	Unit
Mining Cost	42.38	$/t mined
Processing	106.70	$/t mined
Water Management and Infrastructure	16.62	$/t mined
Tailings Management	2.01	$/t mined
Other Infrastructure	5.47	$/t mined
General and Administrative	8.91	$/t mined
Royalties/Annual Bond Premium	8.34	$/t mined
Other Costs	6.29	$/t mined
Total Cost	196.72	$/t mined
Nb2O5 to Niobium Conversion	69.60%
Niobium Process Recovery	82.36%
Niobium Price	39.60	$/kg
TiO2 Process Recovery	40.31%
TiO2 Price	0.88	$/kg
Sc Process Recovery	93.14%
Sc to Sc2O3 Conversion	153.40%
Sc Price	3,675.00	$/kg

●	Price assumptions are as follows: FeNb $39.60/kg Nb, Sc2O3 $3,675/kg, and TiO2 $0.88/kg. Price assumptions are based upon independent market analyses for each product as of June 30, 2022.

●	Price and cost assumptions are based on the pricing of products at the “mine-gate,” with no additional down-stream costs required. The assumed products are ferroniobium (metallic alloy shots consisting of 65%Nb and 35% Fe), a titanium dioxide product in powder form, and scandium trioxide in powder form.

●	The mineral reserve has an average LoM NSR of $563.06/tonne.

●	Optimize Group has provided detailed estimates of the expected costs based on the knowledge of the style of mining (underground) and potential processing methods (by third-party qualified persons).

●	Mineral reserve effective date is June 30, 2025. The financial model was run after the estimate of the NSR above, which reflects a total cost per tonne of $196.72 versus $189.91. This is not considered a material change.

●	Price variances for commodities are based on independent market studies versus earlier projected pricing. The independent market studies do not have a negative effect on the reserve.

Comparison of Mineral Resources and Mineral Reserves

There were no changes in the Elk Creek Project mineral resource or reserve estimates as of June 30, 2025, as compared to the Elk Creek Project mineral resource and reserve estimates as of June 30, 2024.

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

Other Elk Creek Project Activities

On October 30, 2024, the Company announced that it had completed bench-scale testwork at a demonstration-scale processing plant located in Trois-Rivieres, Quebec built by the Company and L3 Process Development (“L3”) and operated by L3 (the “Demonstration Plant”), that successfully demonstrated that the process developed for extracting and recovering rare earth oxides found in the ore at the Elk Creek Project can be used to recycle the rare earth content in rare earth permanent magnets. The L3 team was able to demagnetize and grind up permanent rare earth magnets and then leach the contained rare earth elements from the magnet. The successful outcome of this testing opens up the possibility of accepting mixed rare earth concentrate from other mines into the planned Elk Creek plant once it is constructed and operating to supplement the ore expected to be produced from the Elk Creek mine.

On April 23, 2025, the Company announced the launch of a drilling campaign (the “Campaign”) designed to support the conversion of a portion of its current Indicated Resources into Measured Resources and the subsequent conversion of a portion of its current Probable Mineral Reserves into Proven Mineral Reserves at the Elk Creek Project. On August 12, 2025, the Company announced the successful completion of the Campaign. The Campaign was inclusive of nine HQ diamond drillholes, totaling 6,817 meters of drilling. Core processing is currently underway with samples being sent to SGS USA for sample preparation and analysis. The Campaign supplemented previous exploratory drilling and operated under existing permits issued by the State of Nebraska. The Campaign was designed to complement other technical and economic analyses necessary to update the feasibility study for the Elk Creek Project. An updated feasibility study is necessary as part of the due diligence process for up to $800 million in potential debt financing that NioCorp is seeking from EXIM, as further discussed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

As a result of favorable outcomes from the Campaign in terms of schedule and budget, the Company has elected to add up to an additional six drillholes, totaling approximately 3,930 meters, which will form Phase II of the Campaign (“Phase II”). Phase II is designed to support the conversion of additional indicated resources into measured resources and the subsequent conversion of additional probable mineral reserves into proven mineral reserves, as well as capturing additional hydrogeologic and geomechanical data that will be used to continue derisking the underground mine design.

Proposed Activities

At present, the Company is maintaining the Elk Creek Property in anticipation of obtaining project financing that will facilitate the construction, commissioning, and operation of the Elk Creek Project. The property is characterized as a development stage property and is expected to move to a production stage property should financing be obtained.

As funds become available through the Company’s fundraising efforts, we expect to undertake the following activities:

●	Continuation of the Company’s efforts to secure federal, state and local operating permits;
●	Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production of Nb, Sc, and Ti from the project, including the potential sale of Ti as titanium tetrachloride, as well as potential REE production;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;

●	Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the project site;
●	Initiation of revised mine groundwater investigation and control activities;
●	Based on the results of the Company’s Demonstration Plant operations, update the characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs;
●	Initiation of long-lead equipment procurement activities; and
●	Initiation of initial construction work at the project site.

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

As of September 11, 2025, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition, or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended June 30, 2025, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Shares are listed for trading on the Nasdaq under the trading symbol “NB.” The Company also trades on the Frankfurt Stock Exchange as “BR3.”

 Holders

As of September 11, 2025, we had 94 holders of record of the Common Shares.

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

We did not make any repurchases in the quarter ended June 30, 2025.

Recent Sales of Unregistered Securities

The Company issued and sold the following Common Shares in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of advances under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith:

Date	Gross Proceeds ($000)	Shares Issued	Price/Share
April 15, 2025	$2,779	1,100,000	$ 2.5261
May 29, 2025	385	165,000	2.3337
June 9, 2025	658	250,500	2.6257
June 20, 2025	169	61,992	2.7200
June 24, 2025	197	75,000	2.6251
June 27, 2025	5,054	2,100,000	2.4065

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

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the U.S. for tax purposes, (ii) is a “qualifying person” under and entitled to the benefits of the Convention, (iii) holds all Common Shares as capital property, (iv) deals at arm’s length with and is not affiliated with NioCorp, (v) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, (vi) is not an insurer that carries on business in Canada and elsewhere, (vii) is not an “authorized foreign bank” (as defined in the Canadian Tax Act), and (viii) has not entered into a “derivative forward agreement,” “synthetic equity arrangement,” or “synthetic disposition arrangement” (each as defined in the Canadian Tax Act) with respect to the Common Shares (each such holder, a “U.S. Resident Holder”).

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

Disposition of Common Shares

A U.S. Resident Holder who disposes or is deemed to dispose of one or more Common Shares generally should not incur any liability for Canadian federal income tax in respect of any capital gain arising as a consequence of the disposition, unless the Common Shares constitute “taxable Canadian property” (as defined in the Canadian Tax Act) of the U.S. Resident Holder at the time of disposition and the U.S. Resident Holder is not entitled to relief under the Convention.

Generally, a U.S. Resident Holder’s Common Shares will not constitute “taxable Canadian property” of such holder at a particular time at which the Common Shares are listed on a “designated stock exchange” (which currently includes Nasdaq) unless at any time during the 60-month period that ends at the particular time both of the following conditions are concurrently met:

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

Dividends on Common Shares

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

	For the year ended June 30,
	2025	2024
	($000)
Operating expenses	$11,958	$13,757
Net loss attributable to the Company	(17,405)	(11,435)
Net loss per share (basic and diluted)	(0.36)	(0.31)

The net loss attributable to the Company increased to $17.4 million for fiscal year 2025 from $11.4 million for fiscal year 2024. This increased net loss in fiscal year 2025 as compared to fiscal year 2024 is primarily due to the fiscal year 2025 recognition of non-cash losses related to the valuation of the Earnout Share and Warrant liabilities, partially offset by lower interest expense, financial instrument fair values, and operating expenses.

Results of Operations

The Company had no revenues from mining operations during the fiscal years presented below. Operating expenses incurred related primarily to performing exploration and feasibility study related activities, and the activities necessary to support corporate and shareholder duties, as detailed in the following table:

	For the year ended June 30,
	2025	2024
	($000)
Operating expenses:
Employee related costs	$1,944	$3,509
Professional fees	2,237	3,533
Exploration expenditures	4,135	2,552
Other operating expenses	3,642	4,163
Total operating expenses	11,958	13,757
Change in fair value of earnout shares liability	2,063	(6,704)
Change in fair value of warrant liabilities	4,093	(1,875)
Change in fair value of convertible note	40	2,542
Interest expense	48	4,490
Foreign exchange gain	(5)	(31)
Interest income	(94)	-
Other gains	(122)	(147)
Loss on equity securities	1	5
Income tax benefit	-	(139)
Loss attributable to noncontrolling interest	(577)	(463)
Net loss attributable to the Company	$(17,405)	$(11,435)

Fiscal Year 2025 as Compared to Fiscal Year 2024

Significant items affecting operating expenses are noted below:

Employee-related expenditures decreased in fiscal year 2025 as compared to fiscal year 2024 primarily due to a reduction in the number of Options issued to employees and the impact of a lower stock price on the Black-Scholes modeling results.

Professional fees decreased for fiscal year 2025 as compared to fiscal year 2024, primarily due to higher costs incurred in 2024 related to the timing of legal services associated with the Company’s SEC registration statements filed in October 2023, as well as increased audit fees associated with the Company’s June 30, 2023 financial statements and increased review fees in connection with the Company’s September 30, 2023 financial statements.

Exploration expenditures increased for fiscal year 2025 as compared to 2024, as fiscal year 2025 costs include expenditures related to a drilling program initiated by the Company in April 2025 designed to support the conversion of a portion of the Company’s current Indicated Resources into Measured Resources and the subsequent conversion of a portion of current Probable Mineral Reserves into Proven Mineral Reserves. Fiscal year 2024 costs included expenses associated with the third-party owned and operated Demonstration Plant, for which testwork was completed during the third quarter of fiscal year 2024.

Other operating expenses decreased for fiscal year 2025 as compared to fiscal year 2024 primarily due to a decrease in director and officer insurance expense, the timing of fully vested Options issued to board members and advisors, and declines in scandium development initiatives and financial-related services, partially offset by the expense incurred in 2025 associated with a cybersecurity incident that resulted in misdirected vendor payments.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of Earnout Shares liability represents the change in fair value related to the Earnout Shares based on the results of Monte Carlo financial modeling. Overall, the increased expense in fiscal year 2025 corresponds to an overall increase in our share value during fiscal year 2025.

Change in fair value of Warrant liability represents the change in fair value related to our liability-classified Warrant obligations. The increase in expense during fiscal year 2025 is due primarily to the increase in the ending market value of our Common Shares as of June 30, 2025.

Change in fair value of convertible notes represents the impact of the initial allocation of fair value to the April 2024 Notes (as defined below), which are carried at fair value, as well as the impact of fair value adjustments through final payoff.

 Interest expense decreased in fiscal year 2025 as compared to fiscal year 2024 due to the impacts of convertible debenture interest expense incurred in fiscal year 2024. This convertible debt instrument was paid off in early fiscal year 2025.

Loss attributable to noncontrolling interest represents the portion of net loss in ECRC attributable to the Vested Shares, which are not owned by the Company.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of public and private offerings, convertible securities issuances, the exercise of incentive Options and Warrants, and related party loans. With respect to currently outstanding Options and Warrants, we believe that exercise of these instruments, and cash proceeds from such exercises, will not occur unless and until the market price for our Common Shares equals or exceeds the related exercise price of each instrument.

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

On April 21, 2025, the Company closed an underwritten public offering (the “April 2025 Offering”), pursuant to an underwriting agreement dated April 17, 2025, with Maxim, as underwriter, pursuant to which the Company issued and sold an aggregate of 8,015,812 Common Shares (or pre-funded Warrants in lieu thereof), which includes 323,504 Common Shares issued and sold pursuant to Maxim’s partial exercise of its over-allotment option.

The combined gross proceeds from the November 2024 Registered Offering, the November 2024 Private Offering, the January 2025 Offering, and the April 2025 Offering were approximately $31.8 million, before deducting underwriting discounts and offering expenses. In addition, during fiscal year 2025, the Company issued an aggregate of 6,499,977 Common Shares under the Yorkville Equity Facility Financing Agreement and through the exercise of Warrants by their holders, as a result of which, the Company received cash totaling approximately $13.8 million. A portion of these proceeds were used for working capital and general corporate purposes, to repay amounts outstanding on the Smith Loan, to repay the April 2024 Notes, and to advance efforts to launch construction of the Elk Creek Project and move it to commercial operation.

As of June 30, 2025, the Company had cash of $25.6 million and working capital of $24.8 million, compared to cash of $2.0 million and a working capital deficit of $9.0 million on June 30, 2024.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $40.0 million to $50.0 million for the next twelve months. In addition to outstanding accounts payable and short-term liabilities, our planned expenditures over the next twelve months are expected to consist of expenditures relating to certain advancements of the Elk Creek Project by NioCorp’s majority owned subsidiary, ECRC, corporate overhead costs, and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. As discussed below, if the Company were able to obtain additional funding, the Company would be in a position to accelerate planned expenditures ahead of its current schedule.

The planned expenditures relating to the advancement of the Elk Creek Project over the next twelve months include, but are not limited to, an updated resource and reserve estimate and associated mine plan and an updated capital cost estimate in connection with the EXIM application process. The planned corporate overhead costs over the next twelve months include Elk Creek property lease commitments, which are $57,000 through June 30, 2026, and outstanding accounts payable.

The estimated financing costs associated with the Elk Creek Project over the next twelve months include, but are not limited to, costs relating to the EXIM application process, the scope of which remains under discussion with EXIM. On June 6, 2023, the Company announced that it had submitted an application to EXIM for up to $800 million in debt financing (the “EXIM Financing”) to fund the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative. The EXIM Financing is subject to, among other matters, the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation. There can be no assurance that the EXIM Financing will be completed on the terms described herein or at all. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee (the “TRC”) on October 2, 2023. During the fourth quarter of fiscal year 2025, EXIM continued to process the Company’s application for debt financing under EXIM’s Make More in America Program. The Company’s application sits at the TRC in the second step in EXIM’s four-step approval process. The Company continues to meet with EXIM as well as providing responses to requests for additional information from EXIM and to the consultants that are conducting due diligence on the Company’s application on behalf of EXIM. As part of the diligence process, EXIM has identified additional project activities to be undertaken, including, among other things, an updated mine plan and updated Elk Creek Project capital costs on a final or close-to-final basis reflecting updated process flows. However, there can be no assurance what further project activities or matters EXIM may request in connection with the application process. We are currently unable to estimate how long the application process may take, and there can be no assurances that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

On July 18, 2025, the Company closed a public offering (the “July 2025 Offering”), pursuant to which the Company issued and sold 13,850,000 Common Shares at a public offering price of $3.25 per Common Share, for net proceeds of approximately $41.8 million after deducting placement agent fees discounts and prior to other offering expenses. Maxim acted as sole placement agent for the July 2025 Offering. The Company intends to use the net proceeds from the July 2025 Offering for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation. During the period from July 1, 2025 through September 11, 2025, the Company also issued 5,000,312 Common Shares through the exercise of Warrants and Options by their holders, and received cash totaling approximately $10.4 million.

On August 4, 2025, ECRC entered into the DoD Agreement with ATI, an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the DoD. Subject to the terms and conditions of the DoD

Agreement, ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoD upon the achievement of certain project milestones related to feasibility study-level engineering and additional reserve drilling, as well as preparing updated cost estimates, for the Elk Creek Project.

We expect to use our cash balance as of June 30, 2025, as well as the proceeds from the July 2025 Offering, the proceeds from the Warrant exercise issuances, and the reimbursement payments pursuant to the DoD Agreement, to fund our planned expenditures for the next twelve months. However, additional work is required in order to advance the Elk Creek Project, requiring additional financing. The S-K 1300 Elk Creek Technical Report Summary includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,141.0 million. The actual amount of capital expenditure required to successfully achieve commercial production at the Elk Creek Project is subject to, among other factors, the timing and actual cost of further exploration, preparing feasibility studies, permitting, engineering and the construction of infrastructure, mining and processing facilities. If the Company were able to obtain additional funding, the Company would be in a position to accelerate planned expenditures ahead of its current schedule. In addition, to the extent that EXIM requests further project activities to be undertaken in connection with the diligence process, the Company would require additional funding to complete such activities. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing. When available, the Yorkville Equity Facility Financing Agreement provides an opportunity to actively manage the cash needs of the Company more closely, and the Company may also utilize the Yorkville Equity Facility Financing Agreement to potentially generate funds at a time when they are in need. Alternatively, the Company can also utilize the Yorkville Equity Facility Financing Agreement for opportunistic share sales. However, the Yorkville Equity Facility Financing Agreement will expire by its terms on April 1, 2026.

Except for the potential funding from advances under the Yorkville Equity Facility Financing Agreement, as discussed above, and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time. Management currently anticipates that it will fund the upfront capital expenditure amount for the Elk Creek Project through a combination of debt and equity financing, with approximately two-thirds of such amount being funded from the net proceeds of debt financing, including the amount of debt that would be represented by the EXIM Financing, if any. Management is actively pursuing additional sources of debt and equity financing to meet its long-term funding requirements, and while it has been successful in doing so in the past, there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. On July 17, 2025, we entered into the Placement Agency Agreement with Maxim, which also contains certain covenants that, among other things, limit NioCorp’s ability to enter into any variable rate transaction on or before September 17, 2025, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, ATM agreement, or other continuous offering of Common Shares, other than with Maxim, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement and the Placement Agency Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities, including secured and unsecured convertible debt instruments, or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our consolidated financial statements for the year ended June 30, 2025, disclose that substantial doubt exists as to our ability to continue as a going concern. The consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. As defined under S-K 1300, we are a development stage issuer, and we have incurred losses since our inception. The Company will require additional capital to meet its long-term operating requirements. Uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions have contributed to general global economic uncertainty. During fiscal year 2025, these events continued to create uncertainty with respect to overall project funding and timelines. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured. Therefore, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

During the year ended June 30, 2025, the Company’s operating activities consumed $10.7 million of cash (2024: $11.7 million). Overall, operational outflows during fiscal year 2025 decreased from the corresponding period of 2024 primarily due to the timing of vendor payments. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

The Company had minimal investing activities during the years ended June 30, 2025 and 2024, respectively.

Financing Activities

Net cash provided by financing activities was $34.2 million in fiscal year 2025 (2024: $11.4 million). This increase in financing inflows primarily reflects the timing of cash inflows from the financing transactions disclosed above under “Liquidity and Capital Resources.”

Cash Flow Considerations

The Company has historically relied upon debt and equity financing to finance its activities. Subject to the restrictions set forth in the Exchange Agreement, the Company may pursue additional debt and/or equity financing in the medium term; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

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

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2025 and 2024, we had accrued $48,000 and $48,000, respectively, related to estimated environmental obligations.

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

Financial Instruments Carried at Fair Value

The fair values of our Earnout Shares, private Warrants, Contingent Consent Warrants, and convertible debt carried at fair value were determined using various significant unobservable inputs, including a discount rate and our best estimate of expected volatility and expected holding periods. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations. See Notes 8, 9, and 10c to our consolidated financial statements included in this Annual Report on Form 10-K for additional details.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding Common Shares, Vested Shares, Options, and Warrants as of September 11, 2025, is set out below, on a fully diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	77,757,089
Vested Shares(1)	3,518,450
Options(2)	4,900,000
Warrants(3)	24,787,533

(1)	Each exchangeable into one Common Share at any time, and from time to time, until the tenth anniversary of the Closing Date.

(2)	Each exercisable for one Common Share.

(3)	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable for 1.11829212 Common Shares, and 9,120,907 Warrants that are each exercisable into one Common Share.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NioCorp Developments Ltd. and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, cash flows, and shareholders’ equity and redeemable noncontrolling interest, for the each of the two years in the period ended June 30, 2025, the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has an accumulated deficit and does not generate any revenue. Further, the Company does not have sufficient cash on hand to fund normal operations as well as the construction necessary for mine development for the next twelve months. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Warrants issued in the current year and classified as equity— Refer to Notes 3 and 10 to the financial statements

Critical Audit Matter Description

On September 17, 2024, November 5, 2024, January 31, 2025, and April 17, 2025, the Company issued warrants, which Management determined would be classified as equity when issued to investors or lenders, collectively referred to as the “Warrants”.

For warrants issued to investors or lenders in exchange for cash or other financial assets, Management follows guidance issued within ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

Given the significant assumptions made by management in determining the accounting classification for the Warrants, performing audit procedures to evaluate the reasonableness of management's conclusions required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals with expertise in accounting for complex financial instruments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Warrants included the following, among others:

●	We evaluated management’s accounting position through the following procedures:

○	Obtained and evaluated the Company’s accounting memoranda regarding the application of the relevant accounting guidance for the Warrants.

○	Obtained, read and compared the underlying terms and conditions of the relevant contracts to the Company’s accounting memoranda and evaluated management’s identification of significant terms and conditions.

○	Evaluated the Company’s conclusions regarding the accounting treatment applied to the transactions with the assistance of professionals with expertise in accounting for complex financial instruments.

●	Evaluated the completeness and accuracy of the disclosures related to the Warrants.

/s/ Deloitte & Touche LLP

Denver, Colorado

September 11, 2025

We have served as the Company’s auditor since fiscal year 2024.

NioCorp Developments Ltd.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data)

	As of June 30,
	2025	2024
ASSETS
Current
Cash and cash equivalents	$25,554	$2,012
Prepaid expenses and other	1,183	916
Total current assets	26,737	2,928
Non-current
Deposits	37	35
Investment in equity securities	3	4
Right-of-use assets	118	181
Land and buildings, net	839	837
Mineral properties	16,085	16,085
Total assets	$43,819	$20,070

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,795	$1,843
Warrant liabilities, at fair value	-	2,365
Convertible debt	-	7,660
Operating lease liability	98	96
Total current liabilities	1,893	11,964
Non-current
Warrant liabilities, at fair value	6,852	1,651
Earnout liability, at fair value	5,880	3,817
Operating lease liability	33	104
Total liabilities	14,658	17,536
Commitments and contingencies
Redeemable noncontrolling interest	838	1,534
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; 58,491,196 and 38,062,647 shares outstanding, respectively	208,551	163,823
Accumulated deficit	(179,317)	(161,912)
Accumulated other comprehensive loss	(911)	(911)
Total shareholders’ equity	28,323	1,000
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$43,819	$20,070

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended June 30,
	2025	2024
Operating expenses
Employee related costs	$1,944	$3,509
Professional fees	2,237	3,533
Exploration expenditures	4,135	2,552
Other operating expenses	3,642	4,163
Total operating expenses	11,958	13,757
Change in fair value of earnout shares liability	2,063	(6,704)
Change in fair value of warrant liabilities	4,093	(1,875)
Change in fair value of convertible notes	40	2,542
Interest expense	48	4,490
Foreign exchange gain	(5)	(31)
Interest income	(94)	-
Other gains	(122)	(147)
Loss on equity securities	1	5
Loss before income taxes	(17,982)	(12,037)
Income tax benefit	-	(139)
Net loss and comprehensive loss	(17,982)	(11,898)
Net loss attributable to redeemable noncontrolling interest	(577)	(463)
Net loss and net comprehensive loss attributable to the Company	$(17,405)	$(11,435)

Loss per common share, basic and diluted	$(0.36)	$(0.31)

Weighted average common shares outstanding	45,072,895	34,320,024

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

	For the year ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(17,982)	$(11,898)
Adjustments for:
Change in valuation of earnout shares liability	2,063	(6,704)
Change in valuation of warrant liabilities	4,093	(1,875)
Change in fair value of convertible note	40	2,542
Accretion of convertible debt	43	4,490
Share-based compensation	789	2,881
Yorkville share issuances	589	105
Fair value of insider warrants	144	-
Depreciation	3	2
Unrealized loss on equity securities	1	5
Noncash lease activity	(6)	20
Other gains	(122)	(148)
	(10,345)	(10,580)
Change in working capital items:
Prepaid expenses	(267)	469
Accounts payable and accrued liabilities	(48)	(1,621)
Net cash used in operating activities	(10,660)	(11,732)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(5)	-
Deposits	(2)	-
Net cash used in investing activities	(7)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	45,666	6,185
Issuance of debt, net of costs	-	6,935
Related party debt draws	504	-
Related party debt repayments	(504)	-
Debt repayments	(7,223)	(1,512)
Share issue costs	(4,234)	(205)
Net cash provided by financing activities	34,209	11,403
Change in cash and cash equivalents during period	23,542	(329)
Cash and cash equivalents, beginning of period	2,012	2,341
Cash and cash equivalents, end of period	$25,554	$2,012

Supplemental cash flow information:
Amounts paid for interest	$4	$-
Non-cash investing and financing transactions:
Conversion of debt for common shares	$501	$14,479
Value of Warrants issued	2,262	-

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2023	31,202,131	$140,421	$(150,477)	$(911)	$(10,967)	$2,100
Equity placements	978,432	2,995	-	-	2,995	-
Yorkville equity facility draws	1,358,000	3,398	-	-	3,398	-
Option exercises	7,800	-	-	-	-	-
Redemption of vested shares	283,692	103	-	-	103	(103)
Debt conversions	4,232,592	14,479	-	-	14,479	-
Option liability valuations	-	(148)	-	-	(148)	-
Share issuance costs	-	(204)	-	-	(204)	-
Share-based compensation	-	2,779	-	-	2,779	-
Loss for the year	-	-	(11,435)	-	(11,435)	(463)
Balance, June 30, 2024	38,062,647	$163,823	$(161,912)	$(911)	$1,000	$1,534
Equity placements	13,321,628	30,059	-	-	30,059	-
Yorkville equity facility draws	5,671,742	12,941	-	-	12,941	-
Warrant exercises	828,235	1,809	-	-	1,809	-
Option exercises	512	-	-	-	-	-
Redemption of vested shares	348,085	119	-	-	119	(119)
Debt conversions	258,347	501	-	-	501	-
Issuance of Lind Consent warrants	-	2,262	-	-	2,262	-
Conversion of private warrants	-	482	-	-	482	-
Share issuance costs	-	(4,234)	-	-	(4,234)	-
Share-based compensation	-	789	-	-	789	-
Loss for the year	-	-	(17,405)	-	(17,405)	(577)
Balance, June 30, 2025	58,491,196	$208,551	$(179,317)	$(911)	$28,323	$838

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

1.	DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (the “Company” or “NioCorp”) was incorporated on February 27, 1987, under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in the United States, specifically, the Elk Creek Niobium/Scandium/Titanium property (the “Elk Creek Project”) located in southeastern Nebraska.

On March 17, 2023 (the “Closing Date”), the Company closed a series of transactions (the “GXII Transaction”), pursuant to the Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GX Acquisition Corp. II (“GXII”), and Big Red Merger Sub Ltd (the “Closing”). At the Closing, the Company also closed convertible debt financings (the “Yorkville Convertible Debt Financing”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (together with YA II PN, Ltd., “Yorkville”), and the standby equity purchase facility with Yorkville (the “Yorkville Equity Facility Financing” and, together with the Yorkville Convertible Debt Financing, the “Yorkville Financings”) became effective. The transactions contemplated by the Business Combination Agreement, including the GXII Transaction, the Yorkville Financings and a 10-for-1 reverse stock split consummated in connection with the Closing, are referred to, collectively, as the “2023 Transactions.”

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

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission. The consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. Certain transactions include reference to Canadian dollars (“C$”) where applicable.

These consolidated financial statements include the accounts of the Company and the subsidiaries listed in the following table. All intercompany transactions and balances have been eliminated.

Subsidiary	Jurisdiction of incorporation	Ownership at June 30,
		2025	2024
0896800 BC Ltd. (“0896800”)	British Columbia, Canada	100%	100%
Elk Creek Resources Corp. (“ECRC”) (1)	Delaware, USA	80.42%	79.7%
NioCorp Technologies Limited	United Kingdom	100%	100%

(1)	Represents 100% of Class A common stock owned by 0896800, and 3,934,031 and 4,282,116 Vested Shares and 3,391,596 and 3,391,596 Earnout Shares (each as defined below) held by third parties, and outstanding as of June 30, 2025 and 2024, respectively.

b)	Use of Estimates

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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

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

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds. The Company maintains the majority of its cash balances with two financial institutions. Accounts at banks in the United States (“U.S.”) are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to C$100. At June 30, 2025, the Company had $24,711 and $22 in excess of the FDIC and CDIC insured limits, respectively.

c)	Foreign Currency Translation

Functional and reporting currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency for all entities is the U.S. Dollar except for NioCorp Technologies Limited, which is measured in British Pounds.

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

Translation to reporting currency

Translation gains and losses from the application of the U.S. dollar as the reporting currency, if any, are included as part of cumulative currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive loss.

d)	Mineral Properties

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash consideration and the fair market value of common shares, no par value, of the Company (“Common Shares”) issued as consideration. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under S-K 1300, and the Company’s board of directors (the “Board”) has approved the commencement of formal development activities, development costs related to such reserves and incurred after such board approval will be considered for capitalization. The establishment of proven and probable reserves is based on

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

results of feasibility studies, which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future are written off.

The recoverability of the carrying values of mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes. We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, an impairment loss will be recorded. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value. There was no impairment recorded to mineral properties as of June 30, 2025 or 2024, respectively.

e)	Long Lived Assets

Long-lived assets, other than mineral properties, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment recorded to long-lived assets as of June 30, 2025 or 2024, respectively.

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

With regard to the Company’s debt related to the convertible promissory notes issued in April 2024 (as further discussed in Note 8), the Company has elected to account for these notes at fair value per the provisions of ASC Topic 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, an election can be taken at the inception of a financial instrument to account for the instrument at fair value. The notes were recorded at fair value at inception and assessed quarterly thereafter using a Monte Carlo simulation methodology which

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

incorporates multiple conversion scenarios. All changes in fair value subsequent to the initial recording, excluding the impact of the change in fair value related to the Company’s own credit risk, are recorded as a component of non-operating income/expense, within Change in fair value of convertible debt in the consolidated statements of operations. Changes in fair value related to the Company’s own credit risk, if any, are recorded through other comprehensive loss.

h)	Warrants

We apply relevant accounting guidance for warrants to purchase our Common Shares (“Warrants”) based on the nature of the relationship with the counterparty. The Company has made an accounting policy election that the “greater of” Share-Price Input to the Black-Scholes Value would not preclude equity classification. The Company has not had any historical transactions that include the “greater of” Share-Price Input feature, and this is a new accounting policy election as of the current fiscal year. For Warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity, and ASC 815, to assist in the determination of whether the Warrants should be classified as liabilities or equity. The fair value of Warrants is estimated using Black Scholes modeling or Monte Carlo modeling, depending on the settlement features embedded in the Warrant. Inputs under both models include inputs such as NioCorp’s Common Share price, the risk-free interest rate, the expected term, the volatility, and the dividend rate. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

i)	Earnout Shares

Earnout Shares are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Earnout Shares are measured at fair value upon issuance and subsequently remeasured at each reporting period using a Monte Carlo simulation methodology, which includes inputs such as NioCorp’s Common Share price, the risk-free interest rate, the expected term, the weighted average of historical Common Share volatility and implied volatility underlying the Company’s publicly traded Warrants, the dividend rate, the conversion price, and the number of Earnout Shares outstanding. Assumptions used in the model are subjective and require significant judgment.

j)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, equity securities, and accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these instruments approximate their carrying value unless otherwise noted.

k)	Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents, The Company holds investments or maintains available cash primarily in two commercial banks located in Vancouver, British Columbia and Columbus, Ohio. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

l)	Asset Retirement Obligation

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration and evaluation activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense and has accrued $48 and $48 for estimated obligations as of June 30, 2025 and June 30, 2024, respectively.

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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

m)	Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25, “Income Taxes – Recognition.” Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. ASC 740-10-50, “Income Taxes – Disclosure,” requires the Company to evaluate its income tax positions and recognize a liability for uncertain tax positions that are not more likely than not to be sustained by tax authorities. As of June 30, 2025 and 2024, the Company believes it had no income tax uncertainties that required recognition of a liability. If the Company were to determine that uncertain tax positions meet the criteria for recognition, an estimated liability and related interest and penalties would be recognized as income tax expense.

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

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

	For the year ended June 30,
	2025	2024
Net loss	$(17,982)	$(11,898)
Adjust: Net loss attributable to noncontrolling interest	577	458
Net loss available to participating securities	(17,405)	(11,440)
Net loss attributable to Vested Shares	1,102	967
Net loss attributed to common shareholders - basic and diluted	$(16,303)	$(10,473)
Denominator:
Weighted average shares outstanding – basic and diluted	45,072,895	34,320,024
Loss per Common Share outstanding – basic and diluted	$(0.36)	$(0.31)

The following shares underlying options to purchase Common Shares (“Options”), Warrants, and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the periods indicated below:

	For the year ended June 30,
Excluded potentially dilutive securities (1)(2):	2025	2024
Options	3,020,000	2,495,500
Warrants	31,839,152	18,563,561
Convertible debt	-	2,849,000
Total potentially dilutive securities	34,859,152	23,908,061

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

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

The Company grants Options to directors, officers, employees, and business advisors. Option terms and vesting conditions are at the discretion of the Board. The Option exercise price is equal to the closing market price on the Nasdaq Stock Market LLC (“Nasdaq”) on the day preceding the date of the grant.

The Company estimates the fair value of Options using the Black-Scholes option pricing model. The Company recognizes forfeitures as they occur.

q)	Recent Accounting Standards

Recently Adopted Accounting Standards

In fiscal year 2025, we adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Management has evaluated the Company’s operations and concluded it has one reportable operating segment which will now require expanded disclosure. Adoption was made retroactively with segment disclosure included for the fiscal years ended June 30, 2025 and 2024. This standard has not changed the processing, recording, or presentation of financial data, other than providing additional disclosure regarding management oversight for the Company’s single operating segment.

Issued and Not Effective
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning July 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

4.	GOING CONCERN ISSUES

The Company incurred a net loss of $17,405 for the year ended June 30, 2025 (2024 - $11,435) and had an accumulated deficit of $179,317 as of June 30, 2025. As a development stage issuer, the Company has not yet commenced its mining operations and accordingly does not generate any revenue. The Company does not have sufficient cash on hand to fund planned operations as well as the construction necessary for mine development for the next twelve months. The Company is dependent on its ability to raise capital to fund future exploration and working capital requirements. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions and events, the Company plans to obtain additional financing. As discussed in Note 17, on July 18, 2025, the Company closed a public offering which resulted in net proceeds of approximately $41,762 after deducting placement agent fees and discounts. Subject to the conditions discussed in Note 10a, NioCorp expects to have access to up to $46,917 in net proceeds from the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026. In addition, the Company may pursue additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the potential issuance of Common Shares under the Yorkville Equity Facility Financing Agreement, the Company did not have any further funding commitments or arrangements

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

for additional financing as of June 30, 2025. The Company’s plans to obtain additional financing have not been finalized, are subject to market conditions, and are not within the Company’s control and therefore cannot be deemed probable. Further, the Company will be required to raise additional funds for the construction and commencement of operations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

5.	LAND AND BUILDINGS, NET

	As of June 30,
	2025			2024
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$807	$-	$807	$807	$-	$807
Buildings and other	46	14	32	41	11	30
Land and buildings, net	$853	$14	$839	$848	$11	$837

6.	MINERAL PROPERTIES

Mineral properties consist of original acquisition costs and purchased mineral rights related to the Elk Creek Project.

In addition to the land and mineral rights currently owned by the Company, the property interests of Elk Creek include seven prepaid mineral exploration option-to-purchase agreements which include a pre-determined buyout for permanent ownership of the mineral and/or surface rights. Terms of the agreements require no further significant payments, and the Company may terminate the leases, negotiate lease extensions, or elect to purchase the mineral and/or surface rights any time. Agreements that allow for the purchase of mineral rights contain provisions whereby the landowners would retain a 2% net smelter return.

During the year ended June 30, 2025, the Company completed negotiations with landowners in Nebraska and entered into contract amendments which extended the option periods by approximately five years for option to purchase agreements (“OTP”) covering six parcels of land for project construction and operation which the Company does not already own. The Company recorded an exploration expense for $310 paid for OTP extension payments made and will make periodic payments totaling $93 over the extension period.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of June 30,
	2025	2024
Accounts payable, trade	$692	$1,417
Trade payable accruals	1,055	350
Environmental accruals	48	48
Loan origination fees payable to related party	-	28
Total accounts payable and accrued liabilities	$1,795	$1,843

8.	CONVERTIBLE DEBT

	As of June 30,
	2025	2024
Yorkville convertible debentures	$-	$571
April 2024 notes	-	7,089
Total convertible debt	$-	$7,660

Yorkville Convertible Debentures

Pursuant to the Yorkville Convertible Debt Financing Agreement, at the Closing, Yorkville advanced a total amount of $15,360 to NioCorp in consideration of the issuance by NioCorp to Yorkville of (i) $16,000 aggregate principal

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

amount of unsecured convertible debentures (the “Convertible Debentures”) and (ii) Warrants exercisable for up to 1,789,267 Common Shares for cash or, if at any time there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying Common Shares, on a cashless basis, at the option of the holder, at a price per Common Share of approximately $8.9422, subject to adjustment to give effect to any stock dividend, stock split, reverse stock split or similar transaction.

On July 19, 2024, the Company and Yorkville entered into a make-whole payment agreement under which Yorkville agreed to convert the remaining outstanding principal and accrued interest of $554 under the Convertible Debentures into Common Shares in exchange for a $95 make-whole payment. The Company recorded a gain on extinguishment of $19 as part of other gains in the condensed consolidated statements of operations and comprehensive loss.

Changes in the Convertible Debentures are as follows:

Amount
Balance, June 30, 2023	$10,561
Accretion expense	4,489
Principal and accrued interest converted	(14,479)
Balance, June 30, 2024	571
Accretion expense	43
Principal and interest converted	(614)
Balance, June 30, 2025	$-

The following table discloses the components of interest expense associated with the Convertible Debentures:

	For the year ended June 30,
Component of Interest Expense	2025	2024
Amortization of discount and issuance costs	$42	$4,210
Contractual interest	1	279
Total	$43	$4,489

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

The Company also issued to the April 2024 Purchasers, in proportion to the aggregate principal amount of April 2024 Notes issued to each April 2024 Purchaser, Warrants (the “April 2024 Warrants”) to purchase up to 615,385 Common Shares (the “April 2024 Warrants Shares”), which were equal to 25% of the aggregate principal amount of April 2024 Notes issued to the April 2024 Purchasers divided by the exercise price of $3.25, subject to any adjustment to give effect to any stock dividend, stock split or recapitalization. The April 2024 Warrants expire on April 12, 2027.

Pursuant to the April 2024 Purchase Agreement, the April 2024 Purchasers advanced an aggregate of $6,935 to the Company in consideration of the issuance by the Company to the April 2024 Purchasers of $8,000 aggregate principal amount of the April 2024 Notes and April 2024 Warrants.

Under the terms of the April 2024 Notes, subject to certain exceptions, on the first day of each calendar month, beginning on June 1, 2024 (excluding August 2024) (the “Payment Date”), the Company was required to repay a portion of the outstanding balance of all of the April 2024 Notes, on a pro-rata basis, in an amount equal to the sum of (i) $1,400 of principal (or the outstanding principal if less than such amount) in the aggregate among all of the outstanding Notes, plus (ii) 8.0% of the principal amount being paid (the “Payment Premium”), and (iii) accrued and unpaid interest, if any, as of the Payment Date. The Company was required to make payments on each Payment Date until the entire outstanding principal was repaid but did not have an obligation to make a payment on a Payment Date if certain equity conditions were satisfied.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

Subject to certain limitations contained within the April 2024 Notes, holders of the April 2024 Notes were entitled to convert the principal amount of, accrued and unpaid interest, if any, and any Payment Premium that has become due and payable on each April 2024 Note, from time to time over their term, into a number of Common Shares equal to the quotient of the amount being converted divided by a fixed conversion price of $2.75 per Common Share up to a maximum of 3,141,817 Common Shares (together with the April 2024 Warrant Shares, the “April 2024 Underlying Shares”). The terms of the April 2024 Notes restricted the conversion of the April 2024 Notes by a holder if such a conversion would have caused such holder to exceed certain ownership thresholds in the Company.

The April 2024 Notes were the unsecured obligations of the Company and were originally scheduled to mature on December 31, 2024. The April 2024 Notes incurred a simple interest rate obligation of 0.0% per annum (which would have increased to 18.0% per annum upon the occurrence of an event of default).

The April 2024 Notes were also redeemable at the Company’s option at any time and from time to time over their term at a redemption price equal to the principal amount being redeemed, plus the Payment Premium, plus accrued and unpaid interest, if any, as of the redemption date.

The April 2024 Notes contained events of default customary for instruments of their type (with customer grace periods, as applicable) and provided that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding April 2024 Notes would become due and payable immediately without further action or notice. If any other type of event of default occurred and continued, then any holder could have declared all of its April 2024 Notes to be due and payable immediately.

The April 2024 Purchase Agreement contained customary representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the April 2024 Purchase Agreement were made only for purposes of the April 2024 Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

The April 2024 Purchase Agreement also contained certain covenants that, among other things, limited NioCorp’s ability to use the proceeds from the April 2024 Purchase Agreement to repay related party debt or to enter into any variable rate transaction other than with Yorkville, subject to certain exceptions, and to distribute proceeds from the April 2024 Purchase Agreement to subsidiaries other than ECRC and 0896800 B.C. Ltd. (together with ECRC, the “Guarantors”), upon the entry by the Guarantors into a global guaranty agreement, dated as of April 11, 2024, among the Guarantors in favor of the April 2024 Purchasers (the “Guaranty Agreement”). Pursuant to the Guaranty Agreement, the Guarantors guaranteed the full, prompt and unconditional payment when due (whether at maturity, by acceleration or otherwise), and the performance of all liabilities, agreements and other obligations of NioCorp to the April 2024 Purchasers contained in the April 2024 Notes, the April 2024 Warrants, and the April 2024 Purchase Agreement, to the extent such liabilities, agreements, and obligations are payable in cash.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that April 2024 Warrants met the definition of a derivative liability, as any Warrant exercise that could cause the holder to exceed 19.9% ownership of NioCorp Common Shares would require shareholder approval. As such, the April 2024 Warrants are recognized as Warrant liabilities on the consolidated balance sheet and were measured at their inception date fair value and are subsequently remeasured at each reporting period with changes being recorded as a non-operating gain or loss in the consolidated statement of operations and comprehensive loss.

The Company elected to value the April 2024 Notes at fair value in accordance with ASC 815-15-25. The fair value of the April 2024 Notes was estimated using a Monte Carlo simulation pricing model and the April 2024 Notes were classified as Level 3 instruments. The Company incurred transaction costs totaling $474 in connection with the issuance of the April 2024 Notes and due to the fair value election noted above, these costs were expensed at closing. Components and initial valuations associated with the April 2024 Notes were comprised of the following amounts:

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

●	$902 was recorded to Warrant liabilities, representing the initial fair value of the April 2024 Warrants based on the assumptions outlined below.
●	$10,315 was recorded to the April 2024 Notes, representing the fair value based on the assumptions outlined below. The Company also recognized an opening transaction loss of $4,256, representing the difference between the fair value of the April 2024 Notes, including the fair value of the variable conversion features embedded therein, and cash received in the transaction.

The following table discloses the primary inputs for the Monte Carlo model used in valuing the April 2024 Notes:

Key Valuation Input	June 30, 2024	April 12, 2024
Closing Common Share price	$1.73	$3.11
Term (expiry)	December 31, 2024	December 31, 2024
Weighted average of the equity volatility and implied volatility of the 2023 Public Warrants	80%	66.0%
Risk-free rate	5.33%	5.26%
Implied discount rate	15.0%	15.0%

On September 4, 2024 and October 3, 2024, the Company entered into (i) consents and waivers (the “2024 Yorkville Consents”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement and (ii) consents and waivers (together with the 2024 Yorkville Consents, the “2024 Note Consents”) to the April 2024 Notes issued and sold to Lind II pursuant to the April 2024 Purchase Agreement. The 2024 Note Consents, among other things, extended and deferred certain monthly payments and extended the maturity of the April 2024 Notes until January 31, 2025. On January 3, 2025, the Company entered into a consent and waiver (the “January Yorkville Consent”) to the April 2024 Notes issued and sold to Yorkville pursuant to the April 2024 Purchase Agreement. The January Yorkville Consent, among other things, deferred the due date for the amounts that would otherwise have been due to Yorkville on January 1, 2025 to the maturity date and extended the maturity date to February 17, 2025, and prospectively waived any term of the April 2024 Notes that would otherwise be triggered upon a failure of the Company to pay to Yorkville the remainder of the amount due on January 1, 2025. All remaining amounts due to Lind II ($176) and Yorkville ($1,000) under the April 2024 Notes were repaid on January 6, 2025, and February 7, 2025, respectively.

The following table sets forth a summary of the changes in the fair value of the April 2024 Notes:

Amount
Fair value, April 12, 2024	$10,315
Principal payments	(1,512)
Change in fair value	(1,714)
Balance, June 30, 2024	7,089
Principal payments	(7,129)
Change in fair value	40
Balance, June 30, 2025	$-

The following table discloses the primary inputs for the Black-Scholes model used in valuing the April 2024 Warrants:

Key Valuation Input	June 30, 2025	June 30, 2024
Closing Common Share price	$2.33	$1.73
Term (years)	1.78	2.78
Historic equity volatility	82.22%	66.34%
Risk-free rate	3.78%	4.57%

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

The following table sets forth a summary of the changes in the fair value of the April 2024 Warrant liability:

Amount
Fair value as of April 12, 2024	$902
Change in fair value	(604)
Fair value as of June 30, 2024	298
Change in fair value	191
Fair value as of June 30, 2025	$489

9.	CLASS B COMMON STOCK OF ECRC

Holders of the Class B common stock of ECRC have the right to exchange such shares for Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. All 7,957,404 shares of Class B common stock of ECRC that were issued in connection with the Closing were issued and outstanding as of June 30, 2023. Of the issued and outstanding shares of Class B common stock of ECRC, 4,565,808 shares (the “Vested Shares”) were vested as of the Closing Date and are exchangeable at any time, and from time to time, until the tenth anniversary of the Closing Date (the “Ten-Year Anniversary”) and 3,391,596 shares (the “Earnout Shares”) are exchangeable until the Ten-Year Anniversary, subject to certain vesting conditions. Under certain circumstances, and subject to certain exceptions, NioCorp may instead settle all or a portion of any exchange pursuant to the terms of the Exchange Agreement, dated as of March 17, 2023, by and among NioCorp, ECRC, and GX Sponsor II LLC (the “Sponsor”) in cash, in lieu of Common Shares, based on a volume-weighted average price of Common Shares.

On February 28, 2024 and May 16, 2024, 243,692 Vested Shares and 40,000 Vested Shares, respectively, were exchanged for an equivalent number of Common Shares, and on December 12, 2024 and December 20, 2024, 25,000 Vested Shares and 323,085 Vested Shares, respectively, were exchanged for an equivalent number of Common Shares. These exchanges resulted in a change in the Company’s ownership interest in ECRC and were accounted for as an equity transaction in accordance with ASC 810-10-45-23, with no gain or loss recognized. Accordingly, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company’s ownership interest with a corresponding offset to equity.

Both Vested Shares and Released Earnout Shares (as defined below) may be exchanged by the holders into Common Shares at any time. All Vested Shares and Earnout Shares must be exchanged for Common Shares by the Ten-Year Anniversary except for Released Earnout Shares that have been vested for a period of fewer than twenty-four months as of the Ten-Year Anniversary. Such Released Earnout Shares will be forfeited if not exchanged for Common Shares by the date that is twenty-four months after the vesting date.

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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

The Earnout Shares were classified as a liability due to failure to meet the equity classification criteria under ASC 815-40, as Level 3 instruments under the fair value hierarchy and are considered a financial liability under ASC 480, Distinguishing Liabilities from Equity. The Earnout Shares were measured at fair value on the Closing Date with subsequent changes in fair value recorded in earnings. The Earnout Shares were valued utilizing a Monte Carlo simulation pricing model. The following table discloses the primary inputs into the Monte Carlo models:

Key Valuation Input	June 30, 2025	June 30, 2024	June 30, 2023
Closing Common Share price	$2.33	$1.73	$5.03
Term (expiry)	March 17, 2033	March 17, 2033	March 17, 2033
Implied volatility of the 2023 Public Warrants	75.0%	65.0%	33.5%
Risk-free rate	4.04%	4.35%	3.83%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the year ended June 30, 2025:

Amount
Fair value as of June 30, 2023	$10,521
Change in fair value	(6,704)
Fair value as of June 30, 2024	3,817
Change in fair value	2,063
Fair value as of June 30, 2025	$5,880

10.	COMMON SHARES

a)	Issuances

Fiscal Year 2025 Issuances

On November 5, 2024, the Company closed an underwritten public offering (the “November 2024 Registered Offering”), pursuant to the underwriting agreement, dated November 3, 2024 (the “Underwriting Agreement”), with Maxim Group LLC (“Maxim”), as underwriter, which consisted of 1,592,356 Common Shares, 1,672,090 Warrants (the “Series A Public Warrants”) to purchase up to an additional 1,672,090 Common Shares and 836,045 Warrants (the “Series B Public Warrants” and, together with the Series A Public Warrants, the “November 2024 Public Warrants”) to purchase up to an additional 836,045 Common Shares. Each Common Share was sold together with one Series A Public Warrant and one-half of one Series B Public Warrant at a combined public offering price of $1.57. The gross proceeds from the November 2024 Registered Offering were $2,501 before deducting underwriting discounts and offering expenses. The November 2024 Public Warrants were classified as equity instruments and accordingly, the net proceeds were allocated based on the relative fair values of the Common Shares and the November 2024 Public Warrants on the date of issuance, with $943 allocated to the fair value of the November 2024 Public Warrants and the balance of the proceeds of $1,558 allocated to Common Shares. The Company incurred total transaction costs related to the November 2024 Registered Offering $1,226, which were treated as share issuance costs at closing. The Series A Public Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 5, 2026. The Series B Public Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance and will expire on November 5, 2029. In addition, pursuant to the Underwriting Agreement, the Company granted Maxim a 45-day over-allotment option to purchase (i) 238,853 additional Common Shares and (ii) 358,280 Option Warrants (as defined below) to purchase up to an aggregate of 358,280 Common Shares. “Option Warrant” means one Series A Public Warrant combined with one-half of one Series B Public Warrant. On November 4, 2024, Maxim partially exercised its over-allotment option to purchase 79,734 additional Series A Public Warrants and 39,867 additional Series B Public Warrants, which amounts are included in the amounts discussed above and were issued at closing of the November 2024 Registered Offering.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

The following table discloses the primary inputs for the Black-Scholes model used in valuing the November 2024 Public Warrants:

	November 5, 2024
November 2024 Public Warrants:	Series A Public Warrants	Series B Public Warrants
Closing Common Share price	$1.455	$1.455
Term (years)	4.5	2.0
Historic equity volatility	67.43%	67.13%
Risk-free rate	4.14%	4.20%

On November 13, 2024, the Company closed a non-brokered private placement (the “November 2024 Private Offering”), pursuant to binding subscription agreements with certain accredited investors as part of a non-brokered private placement of 2,199,602 units of the Company (the “November 2024 Units”). Each November 2024 Unit consisted of one Common Share, one Warrant (a “Series A Private Warrant”) to purchase one Common Share, and one-half of one Warrant (each whole such Warrant, a “Series B Private Warrant” and, together with the Series A Private Warrants, the “November 2024 Private Warrants”), with each Series B Private Warrant entitling the holder thereof to purchase one additional Common Share. Each November 2024 Unit was issued and sold at a price of $1.57. The gross proceeds of the November 2024 Private Offering were approximately $3,500 before deducting offering expenses. Certain directors and officers of the Company (the “Insider Investors”) purchased November 2024 Units at a price of $1.7675 per November 2024 Unit, which price includes $0.1975 per November 2024 Private Warrant and allowed such directors and officers to participate in the November 2024 Private Offering in accordance with the rules of the Nasdaq. The Series A Private Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 13, 2026. The Series B Private Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance and will expire on November 13, 2029. The Company recorded a non-cash expense of $34 and $110 to other operating expenses and employee related costs, respectively, representing the excess of fair value of the November 2024 Units over the purchase price paid by Insider Investors.

Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that the November 2024 Private Warrants met the definition of a derivative liability, as any Warrant exercise that could cause the holder to exceed 19.9% ownership of NioCorp Common Shares would require shareholder approval. As such, the November 2024 Private Warrants were recognized as warrant liabilities on the consolidated balance sheet and were measured at their issuance date fair value of $1,928 and subsequently remeasured at each reporting period with changes being recorded as a non-operating gain or loss in the consolidated statement of operations and comprehensive loss. The remaining proceeds of the November 2024 Private Offering of $1,573 were allocated to Common Shares. The Company incurred total transaction costs related to the November 2024 Private Offering of $161, of which $60 was allocated to the November 2024 Private Warrants and was expensed at closing.

The following tables disclose the primary inputs for the Black-Scholes model used in valuing the November 2024 Private Warrants:

	November 13, 2024
November 2024 Private Warrants:	Series A Private Warrants	Series B Private Warrants
Closing Common Share price	$1.49	$1.49
Term (years)	2.0	4.5
Historic equity volatility	67.26%	67.52%
Risk-free rate	4.20%	4.30%

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

	June 30, 2025
November 2024 Private Warrants:	Series A Private Warrants	Series B Private Warrants
Closing Common Share price	$2.33	$2.33
Term (years)	1.37	4.38
Historic equity volatility	86.14%	74.26%
Risk-free rate	3.88%	3.77%

The following table sets forth a summary of the changes in the fair value of the November 2024 Private Warrants liabilities:

November 2024 Private Warrants
Fair value at issuance (November 13, 2024)	$1,929
Fair value of Warrants exercised	(338)
Change in fair value	2,240
Fair value as of June 30, 2025	$3,831

On January 31, 2025, the Company closed an underwritten registered direct offering (the “January 2025 Offering”), pursuant to an underwriting agreement, dated January 29, 2025, with Maxim, as underwriter, pursuant to which the Company issued and sold 2,577,320 Common Shares, 2,577,320 Series A Warrants to purchase up to 2,577,320 Common Shares (the “January 2025 Series A Warrants”) and 1,288,660 Series B Warrants to purchase up to an additional 1,288,660 Common Shares (the “January 2025 Series B Warrants” and, together with the January 2025 Series A Warrants, the “January 2025 Warrants”). Each Common Share was sold together with one January 2025 Series A Warrant and one-half of one January 2025 Series B Warrant at a combined public offering price of $1.94. The gross proceeds from the January 2025 Offering were approximately $5,000 before deducting underwriting discounts and offering expenses. The January 2025 Warrants were classified as equity instruments, and accordingly, the net proceeds were allocated based on the relative fair values of the Common Shares and the January 2025 Warrants on the date of issuance, with $2,200 allocated to the fair value of the January 2025 Warrants and the balance of the proceeds of $2,800 allocated to Common Shares. The Company incurred total transaction costs related to the January 2025 Offering of $799, which were treated as share issuance costs at closing. The January 2025 Series A Warrants have an exercise price of $1.98 per underlying Common Share, are exercisable immediately, and will expire on August 2, 2027. The January 2025 Series B Warrants have an exercise price of $2.05 per underlying Common Share, are exercisable immediately, and will expire on January 31, 2029.

The following primary inputs were used in the Black-Scholes model for valuing the January 2025 Warrants:

	Series A Public Warrants	Series B Public Warrants
Closing Common Share price	$2.25	$2.25
Term (years)	2.5	4.0
Historic equity volatility	73.18%	73.36%
Risk-free rate	4.23%	4.31%

On April 21, 2025, the Company closed an underwritten public offering (the “April 2025 Offering”), pursuant to an underwriting agreement, dated April 17, 2025, with Maxim, as underwriter, pursuant to which the Company issued and sold (i) 6,628,846 Common Shares at a public offering price of $2.60 per Common Share and (ii) 1,063,462 pre-funded Warrants (the “April 2025 Pre-Funded Warrants”) to purchase up to an additional 1,063,462 Common Shares at a public offering price of $2.5999. The April 2025 Pre-Funded Warrants have an exercise price of $0.0001 per underlying Common Share, are exercisable immediately, and do not have an expiration date. On April 17, 2025, Maxim partially exercised its over-allotment option to purchase 323,504 additional Common Shares at closing. The gross proceeds from the April 2025 Offering were

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

approximately $20,841 before deducting underwriting discounts and offering expenses. The April 2025 Pre-Funded Warrants were classified as equity instruments and accordingly, the net proceeds were allocated based on the relative fair values of the Common Shares and the April 2025 Pre-Funded Warrants on the date of issuance, with $2,765 allocated to the fair value of the April 2025 Pre-Funded Warrants (based on the value of the underlying Common Shares at closing) and the balance of the proceeds of $18,076 allocated to Common Shares. The Company incurred total transaction costs related to the April 2025 Offering of $2,102, which were treated as share issuance costs at closing.

Fiscal Year 2024 Issuances

On September 1, 2023, the Company closed a non-brokered private placement of units of the Company (the “September 2023 Units”). A total of 250,000 September 2023 Units were issued at a price per September 2023 Unit of $4.00, for total gross proceeds to the Company of $1,000. Each September 2023 Unit consists of one Common Share and one Warrant (“September 2023 Warrant”). Each September 2023 Warrant entitles the holder to acquire one Common Share at a price of $4.60 at any time prior to September 1, 2025.

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

On June 24, 2024, the Company closed a non-brokered private placement of units of the Company (the “June 2024 Units”). A total of 315,000 June 2024 Units were issued at a price per June 2024 Unit of $1.91, for total gross proceeds to the Company of $602. Each June 2024 Unit consists of one Common Share and one Warrant (“June 2024 Warrant”). Each June 2024 Warrant entitles the holder to acquire one Common Share at a price of $2.20 at any time prior to June 24, 2026.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

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

Yorkville Equity Facility Financing Agreement Issuances

As of June 30, 2025, the Company has access to up to $46,917 in net proceeds from the Yorkville Equity Facility Financing Agreement. The Yorkville Equity Facility Financing Agreement expires on April 1, 2026. The Company issued the following Common Shares under the Yorkville Equity Facility Financing Agreement during the periods presented below:

	For The Year Ended June 30,
	2025	2024
Common Shares issued	5,671,742	1,358,000
Gross funds received	$12,352	$3,293
Market value of Common Shares issued	12,941	3,398
Loss on issuance(1)	$589	$105

(1)	Loss on issuance represents a non-cash amount equal to the difference between the proceeds received and the fair value of the Common Shares issued based on the Nasdaq closing price per Common Share on the issuance date and is recorded in other operating expenses in the condensed consolidated statement of operations and comprehensive loss.

b)	Stock Options

On January 19, 2024, the Company’s shareholders voted to approve an amendment and restatement of its long-term incentive plan (the “2017 Amended Long-Term Incentive Plan”) and the granting of incentive securities thereunder until January 19, 2027. Under the 2017 Amended Long-Term Incentive Plan, the Board may, in its discretion from time to time, grant Options and share units (in the form of restricted share units and performance share units), plus dividend equivalents, to non-employee directors, employees and certain other service providers (as described in the 2017 Amended Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board.

Subject to adjustment as described in the 2017 Amended Long-Term Incentive Plan, the aggregate number of Common Shares that may be reserved for issuance to participants under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units will not exceed 5% of the issued and outstanding Common Shares from time to time. The 2017 Amended Long-Term Incentive Plan limits the maximum number of Common Shares issued to insiders (as defined under TSX rules for this purpose) within any 1-year period, or issuable to insiders at any time, in the aggregate, under all security-based compensation arrangements (including the 2017 Amended Long-Term Incentive Plan) to 10% of the then issued and outstanding Common Shares. The 2017 Amended Long-Term Incentive Plan also limits the aggregate number of Common Shares that may be reserved for issuance to any one participant under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, to 5% of the then issued and outstanding Common Shares (on a non-diluted basis). Subject to the adjustment provisions of the 2017 Amended Long-Term Incentive Plan, the aggregate number of Common Shares actually issued or transferred by the Company upon the exercise of Options will also be limited, as described in the 2017 Amended Long-Term Incentive Plan.

The Board has power over the granting, amendment, administration, or settlement of any award.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

Option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Balance, June 30, 2023	1,541,500	$7.19
Granted	1,625,000	2.99
Exercised	(7,800)	3.95
Cancelled/expired	(663,200)	5.88
Balance, June 30, 2024	2,495,500	4.78
Granted	945,000	1.41
Exercised	(512)	1.40
Cancelled/expired	(419,988)	9.44
Balance, June 30, 2025	3,020,000	$3.09	$866	3.5 years

As of June 30, 2025, 99.8% of the outstanding Options were fully vested. The total intrinsic value of Options exercised during the year ended June 30, 2025 was nil, and as of June 30, 2025, there was $4 of unrecognized compensation costs related to unvested share-based compensation arrangements granted. The Company recognized share-based compensation expense of $789 and $2,779 for the years ended June 30, 2025 and 2024, respectively.

The following table summarizes the weighted average information and assumptions used to determine Option costs:

	For the year ended June 30,
	2025	2024
Fair value per option granted during the period	$0.84	$1.71
Risk-free interest rate	4.44%	4.25%
Expected dividend yield	0%	0%
Expected stock price volatility (historical basis)	67.3%	63.2%
Expected option life in years	5.0	5.0

Prior to January 1, 2024, the Company concluded that under ASU 718, Compensation – Stock Compensation (Topic 718), Options previously issued on December 31, 2021, May 30, 2022, and March 27, 2023, which included a C$ strike price (the “CAD Options”) should remain equity-classified as management determined that the Options qualified for an exemption from liability classification as the CAD Options were denominated in a currency in which a substantial portion of the Company’s equity securities traded. Effective January 1, 2024, the Company determined that due to historically decreasing trading volume on the TSX, this exemption no longer applied and accordingly, these CAD Options were classified as a liability based on their fair values on that date. The Company recorded a mark-to-market gain of $147 in other operating expenses related to these CAD Option liabilities for the year ended June 30, 2024. The CAD Options expired at various dates during the year ended June 30, 2025, with no further gains or losses recorded in other operating expenses.

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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

	Warrants	Weighted Average Exercise Price
Balance, June 30, 2023	18,816,304	$10.98
Granted	1,593,817	3.33
Expired	(1,846,560)	8.67
Balance, June 30, 2024	18,563,561	10.53
Granted	13,553,714	2.05
Exercised	(828,235)	1.78
Expired	(1,303,118)	7.72
Balance, June 30, 2025	29,985,922	$7.06

At June 30, 2025, the Company has outstanding exercisable Warrants, as follows:

Number		Exercise Price	Expiry Date
250,000		$4.60	September 1, 2025
413,432		3.54	December 22, 2025
315,000		2.20	June 24, 2026
1,117,090		1.75	November 5, 2026
1,992,214		1.75	November 13, 2026
615,385		3.25	April 12, 2027
2,577,320		1.98	August 2, 2027
15,666,626	(1)	11.50	March 17, 2028
2,816,742		2.31	September 17, 2028
1,288,660		2.05	January 31, 2029
802,045		2.07	November 5, 2029
1,067,946		2.07	November 13, 2029
1,063,462		2.60	No expiry
29,985,922

(1)	Includes 11,165,324 and 4,501,302 2023 Public Warrants and 2023 Private Warrants, respectively, as defined below. Each 2023 Public Warrant and 2023 Private Warrant is exercisable into 1.11829212 Common Shares.

In connection with the Closing, pursuant to the Business Combination Agreement, the Company assumed GXII’s obligations under the agreement (the “GXII Warrant Agreement”) governing the GXII share purchase Warrants (the “GXII Warrants”) and each GXII Warrant thereunder that was issued and outstanding immediately prior to the Closing Date was converted into one Warrant to purchase 1.11829212 Common Shares (the “NioCorp Assumed Warrants”) pursuant to the GXII Warrant Agreement, as amended by an Assignment, Assumption and Amendment Agreement, dated March 17, 2023, among the Company, GXII, Continental Stock Transfer & Trust Company, as the existing warrant agent, and Computershare Inc. and its affiliate, Computershare Trust Company, N.A, together as the successor warrant agent (the “NioCorp Assumed Warrant Agreement”). In connection with the Closing, NioCorp issued (a) 9,999,959 public NioCorp Assumed Warrants (the “2023 Public Warrants”) in respect of the GXII Warrants that were publicly traded prior to the Closing and (b) 5,666,667 NioCorp Assumed Warrants (the “2023 Private Warrants”) to the Sponsor in respect of the GXII Warrants that it held prior to the Closing, which NioCorp Assumed Warrants were subsequently distributed by the Sponsor to its members in connection with the Closing.

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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

2023 Public Warrants

The Company may elect to redeem the 2023 Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per 2023 Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, (ii) the last reported sale price of the Common Shares equals or exceeds approximately $16.10 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the Warrant holders and (iii) there is an effective registration statement covering the Common Shares issuable upon exercise of the 2023 Public Warrants, and a current prospectus relating thereto, available through the redemption date. Upon issuance of a redemption notice by the Company, the Warrant holders will have until the redemption date to exercise for cash, or, at the Company’s election, on a cashless basis.

2023 Private Warrants

The 2023 Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in either case as long as the 2023 Private Warrants are held by the initial purchasers or their permitted transferees. Any 2023 Private Warrants that are held by someone other than the initial purchasers or their permitted transferees are treated as 2023 Public Warrants.

The Company accounts for the 2023 Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the 2023 Private Warrants do not meet the criteria for equity treatment thereunder, the 2023 Private Warrants must be recorded as a liability. This liability is carried as a component of Warrant liabilities on the consolidated balance sheet and is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the consolidated statement of operations and comprehensive loss. The Company will reassess the classification at each balance sheet date.

As provided for in the NioCorp Assumed Warrant Agreement, through June 30, 2025, a total of 1,165,365 2023 Private Warrants were exchanged for 2023 Public Warrants. Upon exchange, the Company recorded an additional fair value expense of $26 and transferred the fair value of the exchanged 2023 Public Warrants from warrant liabilities to equity.

The Company classifies the 2023 Private Warrants as Level 2 instruments under the fair value hierarchy and estimated the fair value using a Black Scholes model with the following assumptions:

Key Valuation Input	June 30, 2025	June 30, 2024
Stock price on valuation date	$2.33	$1.73
Strike price	$11.50	$11.50
Implied volatility of the 2023 Public Warrants	90.0%	69.0%
Risk free rate	3.70%	4.45%
Dividend yield	0%	0%
Expected Warrant life in years	2.7	3.7

The change in the 2023 Private Warrants liability is presented below:

Amount
Valuation at June 30, 2023	$3,279
Change in valuation	(1,926)
Valuation at June 30, 2024	1,353
Exchange of 2023 Private Warrants for 2023 Public Warrants	(482)
Change in valuation	1,661
Valuation at June 30, 2025	$2,532

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

Contingent Consent Warrants

As consideration for entering into the previously publicly disclosed Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind Global Asset Management III, LLC (“Lind III”), Lind III received, amongst other things, the right to receive additional Warrants (the “Contingent Consent Warrants”) if on September 17, 2024, the closing trading price of the Common Shares on the Toronto Stock Exchange or such other stock exchange on which such shares may then be listed, is less than C$10.00, subject to adjustments. The number of Contingent Consent Warrants to be issued, if any, is based on the Canadian dollar equivalent (based on the then current Canadian to U.S. dollar exchange rate as reported by Bloomberg, L.P.) of $5,000 divided by the five-day volume weighted average price of the Common Shares on the date of issuance. Further, the number of Contingent Consent Warrants issued would be proportionately adjusted based on the percentage of Warrants currently held by Lind III that are exercised, if any, prior to the issuance of any Contingent Consent Warrants.

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

Key Valuation Input	September 17, 2024
Closing Common Share price	$1.74
Term (years)	4.0
Historic equity volatility	67.14%
Risk-free rate	3.44%

The change in the fair value of the Contingent Consent Warrants liability is presented below:

Amount
Valuation at June 30, 2024	$2,365
Fair value of Warrants issued	(2,262)
Gain on issuance of Warrants	(103)
Ending balance	$-

The Company recognized a gain of $103 on the issuance of the Contingent Consent Warrants. This gain was recorded as a part of other gains in the condensed consolidated statements of operations and comprehensive loss.

11.	RELATED PARTY TRANSACTIONS AND BALANCES

On September 11, 2024, the Company and Mark Smith, Chief Executive Officer, President, and Executive Chairman of NioCorp, entered into a loan agreement (the “Smith Loan Agreement”), which provided for a $2,000 non-revolving, multi-draw credit facility (the “Smith Loan”). The Smith Loan had an interest rate of 10% per annum, calculated monthly in arrears, through the date of repayment of the Smith Loan. The Company could pre-pay the Smith Loan at any time without notice and without penalty, but any amount of principal or interest repaid by the Company prior to the earlier of the date of expiration of the Smith Loan Agreement, on June 30, 2025, and the occurrence of an event of default under the Smith Loan Agreement was subject to an early payment fee of 2.5% of the value of any such payment. The Smith Loan was secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith dated September 11, 2024.

Through October 30, 2024, the Company borrowed a total of $504 under the Smith Loan and subsequently the Company repaid $508, representing the balance of interest and principal outstanding under the Smith Loan, together with $41 related to loan origination fees payable. As of June 30, 2025, there were no amounts outstanding under the Smith Loan.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

12.	EXPLORATION EXPENDITURES

	For the year ended June 30,
	2025	2024
Feasibility study and engineering	$1,112	$353
Field management and other	900	503
Drilling	1,456	-
Metallurgical	214	1,678
Geologists and field staff	453	18
Total	$4,135	$2,552

13.	LEASES

As of June 30, 2025 and 2024, the Company had one corporate office lease with a remaining lease term of 1.6 years as of June 30, 2025. During the year ended June 30, 2025 and 2024, operating cash flows included cash payments of $96 and $71, respectively related to the measurement of lease liabilities.

The Company incurred lease costs as follows:

	For the year ended June 30,
	2025	2024
Fixed rent expense	$94	$90
Variable rent expense	13	14
Short term lease cost	10	9
Sublease income	(41)	(32)
Net lease cost – other operating expense	$76	$81

The maturity of lease liabilities is as follows at June 30, 2025:

Fiscal Year Lease Maturities
2026	$98
2027	50
Total lease payments	148
Less amount of payments representing interest	(17)
Present value of lease payments	131
Less current portion of operating lease liability	(98)
Noncurrent operating lease liability	$33

14.	INCOME TAXES

Domestic and foreign components of loss before income taxes for the years ended June 30, 2025 and 2024 are as follows:

	For the year ended June 30,
	2025	2024
Canada	$(13,089)	$(8,319)
United States	(4,818)	(3,679)
United Kingdom	(75)	(39)
Total	$(17,982)	$(12,037)

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

The following table is a reconciliation of income taxes at statutory rates:

	For the year ended June 30,
	2025	2024
Loss before income taxes	$(17,982)	$(12,037)
Income tax benefit at Canadian federal rate	(2,697)	(1,806)
Income tax benefit at Canadian provincial rate	(2,158)	(1,444)
Warrant liability	1,105	(506)
Earnout shares liability	557	(1,810)
Share based compensation	239	747
Foreign rate differential	102	62
Accretion expense	11	1,138
Change in estimates related to prior years	-	160
Stock issuance costs in equity	(1,143)	(55)
Convertible note valuation	(137)	607
Other	143	50
Change in valuation allowance	3,978	2,718
Income tax benefit	$-	$139

Income tax benefit for the year ended June 30, 2024, was derived solely from our U.S. operations. The Company acquired a federal income tax payable of $443 in connection with the GXII Transaction. As a result of a post-transaction loss at ECRC, a partial release of the valuation allowance attributed to the reduction of the acquired federal income tax payable of $139 was recorded as an income tax benefit in the consolidated statement of operations and comprehensive loss for the year ended June 30, 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes are as follows:

	As of June 30,
	2025	2024
Deferred tax assets
Net operating losses available for future periods	$16,125	$14,177
Mineral interests	10,438	9,438
Startup and organizational costs	1,842	1,987
Research and development costs	1,295	1,419
Share issuance/financing costs	1,357	635
Canadian restricted interest and financing carryforward	605	-
Capital losses available for future periods	456	456
Other	41	69
Total deferred tax assets	32,159	28,181
Valuation allowance	(32,159)	(28,181)
Net deferred tax assets	$-	$-

Changes in the valuation allowance are as follows:

	For the year ended June 30,
	2025	2024
Valuation allowance, beginning of year	$(28,181)	$(25,463)
Current year additions	(3,978)	(2,718)
Valuation allowance, end of year	$(32,159)	$(28,181)

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $32,159 at June 30, 2025, relates mainly to net operating loss carryforwards in Canada and mineral interests due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

The Company has the following cumulative net operating losses for Canadian and U.S. Federal income tax purposes. Canadian tax loss carryforwards will generally expire between 2028 and 2045. U.S. tax losses incurred through June 30, 2018, totaled $981 and will generally expire between 2031 and 2038. As a result of the Tax Cuts and Jobs Act of 2017, U.S. tax losses incurred for our tax years ending on and after June 30, 2019, totaling $5,645, have no expiration.

	As of June 30,
Jurisdiction	2025	2024
Canada	$53,194	$47,623
United States	6,627	4,905
United Kingdom	112	39
Total	$59,933	$52,567

In addition, the Company has a Canadian capital loss carryforward of $3,378 as of June 30, 2025, which has no expiration date and can be used to offset future capital gains, and U.S. state net operating loss carryforwards of $8,742 as of June 30, 2025 which generally expire between 2031 and 2045.

At June 30, 2025 and 2024, we had no undistributed earnings of foreign subsidiaries that would be subject to income tax upon distribution to Canada from a foreign subsidiary. As such, as of June 30, 2025 and 2024, we did not provide for deferred taxes on any such earnings of our foreign subsidiaries.

The Company had no unrecognized tax benefits as of June 30, 2025 or 2024. The Company has not recognized any interest or penalties in the fiscal years presented in these consolidated financial statements. The Company is subject to income tax in the U.S. federal jurisdiction, the United Kingdom, and Canada. Certain years remain subject to examination but there are currently no ongoing exams in any taxing jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, modifications to deductions for interest expense, and accelerated depreciation on certain asset additions. As the legislation was signed into law after June 30, 2025, our operating results for the year ended June 30, 2025, do not include any adjustments related to the OBBBA, and the Company does not expect a material impact to our financial statements due to the enactment of the OBBBA.

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

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025, and 2024, respectively, and indicate the fair value hierarchy of the valuation techniques the

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

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

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,554	$25,554	$-	$-
Investment in equity securities	3	3	-	-
Total	$25,557	$25,557	$-	$-
Liabilities:
Earnout Shares liability	$5,880	$-	$-	$5,880
Warrant liabilities	6,852	-	6,852	-
Total	$12,732	$-	$6,852	$5,880

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,012	$2,012	$-	$-
Investment in equity securities	4	4	-	-
Total	$2,016	$2,016	$-	$-
Liabilities:
April 2024 notes	$7,089	$-	$-	$7,089
Earnout Shares liability	3,817	-	-	3,817
Warrant liabilities	4,016	-	1,651	2,365
Total	$14,922	$-	$1,651	$13,271

16.	SEGMENT INFORMATION

The Company has one reportable segment: the United States. The United States segment conducts exploration, development, and care and maintenance activities at the Elk Creek Project. This segment holds substantially all of the Company’s non-current assets and does not presently report any revenues from operations. Through this segment, the Company seeks to position the Elk Creek Project as a development opportunity in the strategic minerals sector. The Company’s chief operating decision maker is the Chief Executive Officer (“CODM”).

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the single operating segment and decides how to better allocate resources based on total operating expenses, net loss, changes in cash and cash equivalents, and cash and cash-equivalent balances that are reported on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. The Company’s objective in making resource allocation decisions is to optimize the Company’s ability to develop and operate the Elk Creek Project. In addition, the CODM reviews the segment’s assets based on total assets reported on the consolidated balance sheet, and the accounting policies of our single operating segment are the same as those described in the Summary of Significant Accounting Policies herein. For additional reportable single operating segment level financial information, see the Consolidated Financial Statements.

17.	SUBSEQUENT EVENTS

The July 2025 Offering

On July 18, 2025, the Company closed a public offering (the “July 2025 Offering”), pursuant to which the Company issued and sold 13,850,000 Common Shares at a public offering price of $3.25 per Common Share, for net proceeds of approximately $41,762 after deducting placement agent fees discounts and prior to other offering expenses. Maxim

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

acted as sole placement agent for the July 2025 Offering. The Company intends to use the net proceeds from the July 2025 Offering for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation.

Other Common Share Issuances

During the period from July 1, 2025 through September 11, 2025, the Company issued 5,000,312 Common Shares through the exercise of Warrants and Options by their holders and received cash totaling approximately $10,401. In addition, 415,581 Vested Shares were exchanged for an equivalent number of Common Shares.

Purchases of Land

On August 1, 2025, ECRC closed on its option to purchase three parcels of land in Johnson County, Nebraska (the “Property”), pursuant to the terms of the Option to Purchase, dated as of December 4, 2009, as amended, and the Option to Purchase, dated December 4, 2014, as amended, each between Roger and Nancy Woltemath (the “Owners”) and ECRC (together, the “Option Agreements”). Pursuant to the terms of the Option Agreements, the Owners sold, transferred, conveyed and assigned to ECRC all of their rights, privileges, title and interest in and to the surface rights with respect to one of the parcels (consisting of the property known as Woltemath80S) and to the surface rights and associated mineral rights with respect to the other two parcels (consisting of approximately 1.66 acres of the property known as Woltemath002).

The Option Agreements provided for a purchase price calculated based on the appraised value per acre of the parcels of land. The aggregate purchase price was approximately $2,700.

DoD Agreement

On August 4, 2025, ECRC entered into a Project Sub-Agreement (the “DoD Agreement”) with Advanced Technology International (“ATI”), an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the U.S. Department of Defense (“DoD”). Subject to the terms and conditions of the DoD Agreement, ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoD upon the achievement of certain project milestones related to feasibility study-level engineering and additional reserve drilling, as well as preparing updated cost estimates, for the Elk Creek Project.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, the CEO and the CFO have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control over Financial Reporting

The management of NioCorp Developments Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, the CEO and the CFO have concluded that, as of June 30, 2025, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, continued to exist as of June 30, 2025. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

●	Control Environment: The Company does not have sufficient personnel with the appropriate levels of knowledge, experience, and training in accounting and internal control over financial reporting commensurate with the complexity of the Company’s financing transactions and associated reporting requirements. This material weakness contributed to additional material weaknesses further described below.

●	Risk Assessment: The Company does not have a formal process to identify, update, and assess financial reporting risks due to changes in the Company’s business practices, including entering into increasingly complex transactions that could significantly impact the design and operation of the Company’s control activities.

●	Control Activities: Management did not maintain effective controls over:

○	monitoring and assessing the work of third-party specialists, including the evaluation of the appropriateness of accounting conclusions,

○	the evaluation of certain inputs and assumptions used to estimate the fair value of instruments and features associated with complex debt and equity transactions, and

○	the design and implementation of effective process-level control activities related to vendor banking information.

●	Monitoring Activities: Management did not appropriately:

○	select, develop, and perform ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and

○	evaluate and communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

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

Remediation Plan

To address our material weaknesses existing as of June 30, 2025, we have implemented a detailed plan to address each individual material weakness identified, including the following:

●	We have, and will continue, to engage outside accounting and internal control consultants with subject matter expertise to supplement our level of knowledge, experience, and training in accounting and internal control over financial reporting.

●	We have developed a formal risk assessment process requiring periodic review and updates of current risks and internal controls, as well as a focus on potential future events that could result in additional risks and/or internal control lapses. This process is expected to enable us to effectively identify, develop, evolve, and implement controls and procedures to address risks, and results of this risk assessment process will be reviewed with the Audit Committee on a periodic basis.

●	We have developed an initial training plan to provide incremental training to accounting and finance personnel responsible for overall technical accounting and valuation-related transactions.

●	Management is developing a monitoring program to periodically evaluate and assess whether those responsible for controls are conducting their activities in accordance with their design, such that there is contemporaneous evidence that the controls are present and functioning and will communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of September 11, 2025, the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years.

Name	Age	Position	Date of Appointment
Mark A. Smith	66	Chief Executive Officer, President, Executive Chairman, and Director	Chief Executive Officer and Director: September 23, 2013 President and Executive Chairman: May 31, 2015
Neal Shah	51	Chief Financial Officer and Corporate Secretary	Chief Financial Officer: July 1, 2016 Corporate Secretary: December 3, 2021
Scott Honan	54	Chief Operating Officer	May 6, 2014
Jim Sims	64	Chief Communications Officer	November 2, 2015
Ernest Cleave	55	Senior Vice President of Business Development	August 15, 2025
David C. Beling	84	Director	June 6, 2011
Anthony W. Fulton	52	Director	August 9, 2025
Nilsa Guerrero-Mahon	64	Director	September 28, 2017
Dean C. Kehler	68	Director	March 17, 2023
Michael G. Maselli	65	Director	March 17, 2023
Peter Oliver	62	Director	May 25, 2022

The following sets forth a brief description of the business experience of each executive officer and director of the Company, including current directorships and directorships held in, at least, the past five years for each director:

Mark A. Smith – Executive Chairman, Director, President, and Chief Executive Officer

Mr. Smith has over 43 years of experience in operating, developing, and financing mining and strategic materials projects in the Americas and abroad. In September 2013, he was appointed CEO and a Director of NioCorp. From April 2015 to September 2019, Mr. Smith served as the President and Director for Largo Resources Ltd. (“Largo”), a mineral company with an operating property in Brazil and projects in Brazil and Canada. In addition, from April 2015 to October 2018, Mr. Smith also served as the CEO of Largo. Mr. Smith has also served on the board of directors of IBC Advanced Alloys Corp., a leading beryllium and copper advanced alloys company (“IBC”), since May 2016 and as CEO of IBC since July 2020. From October 2008 through December 2012, Mr. Smith served as President, CEO and Director of Molycorp, Inc., a rare earths producer (“Molycorp”), where he was instrumentally involved in taking it from a private company to a publicly traded company with a producing mine. From November 2011 through May 2015, he served on the board of directors at Avanti Mining, a mining company (TSX-V: AVT; Avanti Mining changed its name to AlloyCorp in early 2015). From December 2012 through September 2013, he served as the Managing Director of KMSmith LLC, a business strategy and finance advisory firm, where he served as a consultant.

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

Scott Honan – Chief Operating Officer

Mr. Honan joined NioCorp in May 2014 as Vice President, Business Development, and since July 2020, has served as the Company’s Chief Operating Officer (“COO”). He also serves as President of Elk Creek Resources Corporation, the NioCorp subsidiary that is developing the Elk Creek Project in Nebraska. Prior to his work at NioCorp, Mr. Honan served in several leadership capacities at Molycorp from February 2001 until May 2014, including as Vice President/Director Health, Environment, Safety and Sustainability and General Manager and Environmental Manager from July 2011 to May 2014. With over 32 years of experience in the gold and rare earth industries, Mr. Honan is a graduate of Queen’s University in Mining Engineering in both Mineral Processing (B.Sc. Honors) and Environmental Management (M.Sc.) disciplines.

Jim Sims – Chief Communications Officer

Mr. Sims has more than 32 years of experience in devising and executing marketing, media relations, public affairs, and investor relations operations for companies in the mining, chemical, manufacturing, utility, and renewable energy sectors. He joined NioCorp in November 2015 as Vice President, External Affairs, and now serves as its Chief Communications Officer, effective June 7, 2022. Prior to NioCorp, Mr. Sims served for more than five years as Director (and then Vice President) of Corporate Communications for Molycorp from March 2010 through November 2015. Since May 2016, Mr. Sims has also served as Director of Investor and Public Relations for IBC. Mr. Sims was President and CEO of Policy Communications, Inc. from 1998 until 2010 and served as White House Director of Communications for the Energy Policy Development Group. A former U.S. Senate Chief of Staff, he is the co-founder and former Executive Director of the Geothermal Energy Association, and he has served as Board Chairman of the Rare Earth Technology Alliance. He is an honors graduate of Georgetown University.

Ernest Cleave – Senior Vice President of Business Development

Mr. Cleave joined NioCorp in August 2025 as Senior Vice President of Business Development. Mr. Cleave has more than 20 years of experience in the mining, mineral processing, and energy industries. Prior to his work at NioCorp, Mr. Cleave served as the President and CEO of Tinova Resources Corp., a critical minerals exploration company, from June 2024 to August 2025. From September 2013 to June 2024, Mr. Cleave served as the Chief Financial Officer of Largo Inc., a supplier of vanadium and ilmenite products. Additionally, Mr. Cleave served as the Interim President of Largo Clean Energy Corp. (a subsidiary of Largo Inc.) from November 2022 to June 2023. Mr. Cleave’s career has also spanned leadership positions in several other mining and energy companies, including as Chief Financial Officer of Cline Mining, Chief Financial Officer of Petrolympic, Global Lead of Sarbanes-Oxley Compliance at Glencore (previously Falconbridge), and Treasurer and Director of Financial Planning and Analysis at Goldcorp. Mr. Cleave is a Chartered Accountant (AUS & NZL) and is a registered CPA in both Canada and Australia. Mr. Cleave earned his M.B.A. from Deakin University of Victoria, Australia and has undergraduate degrees in computational science and commerce, respectively.

David C. Beling – Director

Mr. Beling is a Registered Professional Mining Engineer with 61 years of project and corporate experience. He has served as a director on the boards of 14 mining companies starting in 1981, including NioCorp since 2011. Mr. Beling is the owner of D.C. Beling & Assoc., LLC, which provides strategic advisory, project, and corporate development services to the mining industry. His previous employment and consulting included 14 years with five major mining companies and then 47 years with 30+ U.S. and Canadian junior mining companies. He was the President, CEO, and Director of Bullfrog Gold Corp. from 2011 until October 2020; and the Executive Vice President and COO of Geovic Mining Corp. from 2004 through 2010. Mr. Beling has examined, significantly reviewed, or been directly involved with 91 underground mines, 136 open pit mines, and 174 process plants in the global metal, energy, industrial mineral, and critical minerals sectors.

Anthony W. Fulton – Director

A former Nebraska State Senator and successful business entrepreneur, Mr. Fulton previously served on the Board from 2013 until 2016, when he left to serve as Nebraska Tax Commissioner and Director of the Nebraska Department of Revenue, a 400-employee, $9 billion enterprise from January 2016 to December 2022. A mechanical engineer by training, Mr. Fulton has been the President of the Nevada-based Hallmark Homecare, LLC, an independent domestic caregiver referral agency since May 2023 and is the Founder and Owner of Guardian Angels Homecare, Inc. of Lincoln, Nebraska, an in-home senior care company, where he has served as the President and CEO since March 2003. In addition to his work in the senior care industry, Mr. Fulton serves as the Chairman of the Diocesan Finance Council for the Catholic Diocese of Lincoln (Southern Nebraska) and is the recipient of numerous awards throughout his professional career. He received his B.S. in Mechanical Engineering from the University of Nebraska-Lincoln, with studies in Philosophy at Newman University in Wichita, Kansas and Theology at Mount Saint Mary’s University in Emmittsburg, Maryland.

Nilsa Guerrero-Mahon – Director

A former CFO and Controller for global corporations in the technology, energy, and government sectors, Ms. Guerrero-Mahon provides consulting services to domestic and international corporations as the principal at NGM Business Consulting, LLC. In addition, Ms. Guerrero-Mahon was appointed to the Board of FinGoal, Inc. in April 2022, a finance technology company building artificial intelligence tools for the financial services industry and other financial technology developers. She also serves as the Chair of the Finance and Audit Committee for the Financial Data Exchange (“FDX”). FDX unifies the financial industry around a common standard for secure and convenient access of permissioned consumer and business financial data.  From 2014 to 2019, she served as the Vice Chair of the Board and Chaired the Strategy Committee for the Mountains & North Denver Operating Group, the largest division in the Common Spirit Health System (formerly Centura Health). From 2009 to 2025, Ms. Guerrero-Mahon served as a gubernatorial appointed Board Member of the State of Colorado Securities Commission and the Financial Services Commission. Among other prior positions, from 2004 to 2007, she was the Global Services Controller at Microsoft Corporation, overseeing internal controls, compliance and corporate finance activities.

Ms. Guerrero-Mahon stays current with the latest Corporate Governance practices serving as a member of the Nasdaq Center for Board Excellence. She is an NACD Board Leadership Fellow and a member of the SASB Alliance. She holds a CERT Certificate in Cybersecurity Oversight from Carnegie Mellon University. Ms. Guerrero-Mahon is a Certified Public Accountant and a Certified Fraud Examiner. She received an Executive MBA from the Daniels College of Business at the University of Denver, a BS in Business Administration - Accounting from the Interamerican University in San Juan, Puerto Rico, and an AS in Computer Science from the EDP University of Puerto Rico.

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

Mr. Oliver also was a founding member of Tianqi Lithium Energy Australia Pty Ltd, a wholly owned subsidiary of Tianqi, which was established to build a major Lithium Hydroxide manufacturing facility in Western Australia. Until June 2021, Mr. Oliver remained as a director of Talison, a joint venture between Tianqi and Albemarle Corp. In September 2022, Mr. Oliver was appointed to the Board of Latin Resources, a lithium exploration company in Australia. Mr. Oliver was appointed to the role of Executive Director of Latin Resources in 2024 and helped lead the successful acquisition of Latin Resources by Pilbara Minerals LTD (ASX: PLS) in March 2025.

Dean C. Kehler – Director

Mr. Kehler co-founded Trimaran Fund Management, L.L.C. (“Trimaran Fund”) in 1998, where he is a Managing Partner, and serves as a Manager of Trimaran Fund II. Mr. Kehler was also the Co-Chairman and Chief Executive Officer of GX Acquisition Corp. II, a position he held from August 2018 to March 2023. From 1995 to 2000, Mr. Kehler held senior positions at Canadian Imperial Bank of Commerce (“CIBC”), including Vice Chairman of CIBC World Markets Corp. Mr. Kehler currently serves on the Board of Directors of BCP Investment Corporation (formerly Portman Ridge Finance Corporation). Within the last five years, he has served a director of Celularity Inc. and El Pollo Loco Holdings, Inc. He holds a bachelor’s degree from the Wharton School of the University of Pennsylvania.

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

Name of Director	Other Reporting Issuer (or equivalent)	Exchange
David C. Beling	Bullfrog Gold	CSE
Mark A. Smith	IBC Advanced Alloys Corp.	TSX-V
Peter Oliver	Latin Resources	ASX
Dean C. Kehler	El Pollo Loco Holdings, Inc. BCP Investment Corporation Celularity Inc. GX Acquisition Corp. II	Nasdaq Nasdaq Nasdaq Nasdaq
Michael G. Maselli	El Pollo Loco Holdings, Inc.	Nasdaq

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

Insider Trading Policy

We have insider trading policies and procedures, as described below, applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq listing standards.

The Board has adopted an insider trading policy (the “Insider Trading Policy”) to help ensure, among other things: (i) that persons to whom the policy applies understand their obligations to preserve the confidentiality of “Material Nonpublic Information” (as defined in the Insider Trading Policy); (ii) strict compliance by all insiders with all requirements relating to the reporting of insider trading and with respect to trading when in possession of “Material Nonpublic Information”; and (iii) that individuals subject to scheduled and unscheduled blackout periods adhere to the restrictions on trading as set out in the Insider Trading Policy.

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

Audit Committee and Audit Committee Financial Experts

Our Audit Committee is currently comprised of Anthony W. Fulton, Nilsa Guerrero-Mahon, Dean Kehler, and Michael Maselli, all of whom are independent directors. Our Board has determined that each of Ms. Guerrero-Mahon and Messrs. Kehler and Maselli are audit committee financial experts, as defined by the rules of the SEC. Further, all Audit Committee members are financially literate as defined in NI 52-110. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets out the compensation for the fiscal years ended June 30, 2025 and 2024 for the individual who served as the Company’s CEO during fiscal year 2025, as well as the Company’s two other most highly compensated executive officers other than the CEO who were serving at the end of the last fiscal year (collectively, the “named executive officers”):

Fiscal 2025 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Total ($)
Mark A. Smith, Chief Executive Officer, President (2)	2025	$325,000	$—	$126,000	$451,000
	2024	325,000	—	641,250	966,250
Scott Honan, Chief Operating Officer	2025	280,000	—	84,000	364,000
	2024	280,000	—	427,500	707,500
Neal Shah, Chief Financial Officer and Corporate Secretary	2025	250,000	—	84,000	334,000
	2024	250,000	—	427,500	677,500

(1)	Reflects the grant date fair value of the Options granted during the reported fiscal years. Fiscal year 2025 grants consisted of 150,000 Options for Mr. Smith and 100,000 Options for each of Messrs. Honan and Shah, in each case at an exercise price of $1.40 per share. Grant date fair values were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 10b in the Company’s consolidated financial statements included in this Annual Report on Form 10-K. These Options were fully vested on the grant date (December 23, 2024) and generally remain exercisable for a period of five years after the grant date.
(2)	Disclosed amounts were paid to 76 Resources, LLC, an entity controlled by Mr. Smith, as further described below under “Employment Agreements and Severance Arrangements.”

Narrative Disclosure to Summary Compensation Table

Compensation Governance

The Company’s Compensation and Organization Committee of the Board (the “Compensation Committee”) generally determines the amount of compensation for the Company’s executives, which is designed to reflect the need to provide incentives and compensation for the time and effort expended by the executives while taking into account the financial and other resources of the Company. The Compensation Committee has the authority to engage and compensate, at the expense of the Company, any outside advisor that it determines to be necessary to permit it to carry out its duties (including compensation consultants and advisors). For fiscal year 2025, however, the Compensation Committee did not engage any such advisors in connection with its activities. The Company has also determined that none of its compensation policies and practices creates any risks that are reasonably likely to have a material adverse effect on the Company.

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

For fiscal year 2025, the Compensation Committee did not establish a formal set of benchmarks or performance criteria to be met by the Company’s named executive officers; rather, the members of the Compensation Committee used their own subjective assessments of the level of success of the Company to determine, collectively, whether or not the named executive officers had successfully achieved the Company’s business plan and strategy and the degree to which they performed in that regard. The Compensation Committee also has not established any pre-determined formula for determining named executive officer compensation, either as to the amount thereof or the specific mix of compensation elements. Instead, compensation (and adjustments from time to time) is set through discussions and subjective assessments at the Compensation Committee level.

Key Elements of Named Executive Officer Compensation

Base Salaries

The members of the Compensation Committee use their own experience and familiarity with the industry, and consider the factors described above, to determine what they believe to be reasonable base salaries for our named executive officers. The base salaries of the named executive officers are set at levels which are considered by the members of the Compensation Committee to be competitive, thereby enabling the Company to compete for and retain executives critical to the long-term success of the Company. Initially, base salaries (or, for Mr. Smith, base consulting fees) are set through negotiation when executive officers join the Company (with direct input from the Compensation Committee) and are subsequently reviewed each fiscal year to determine if adjustments are required. For fiscal year 2025, no changes were made to the named executive officers’ base salary or consulting fees levels from those in effect for fiscal year 2024.

Bonus Compensation

The Board has discretion, where deemed appropriate and financially affordable for the Company, to grant a cash bonus to a named executive officer based on the performance of both the individual named executive officer and the

Company. No cash bonuses were contemplated, approved, or paid for the named executive officers for fiscal year 2025.

Option-Based Awards

The incentive portion of each named executive officer’s compensation package consists primarily of Options awarded under the 2017 Amended Long-Term Incentive Plan. Share ownership opportunities through the grant of Options are provided to align the interests of senior management of the Company with the longer-term interests of the shareholders of the Company.

The 2017 Amended Long-Term Incentive Plan is administered by the Board or Compensation Committee, and is intended to advance the interests of the Company through the attraction, motivation, and retention of officers and other key employees, directors and consultants of the Company and affiliates of the Company and to secure for the Company and its shareholders the benefits inherent in the ownership of Common Shares of the Company by officers and other key employees, directors and consultants of the Company and affiliates of the Company. Grants of Options under the 2017 Amended Long-Term Incentive Plan are proposed and recommended by the CEO and reviewed by the Board or Compensation Committee, or are proposed by the Board or Compensation Committee. The Board or Compensation Committee can approve, modify, or reject any proposed grants, in whole or in part. In general, the allocation of available Options among the eligible participants in the 2017 Amended Long-Term Incentive Plan is on an ad hoc basis, and there is no set formula for allocating available Options, nor is there any fixed benchmark or performance criteria to be achieved in order to receive an award of or vest in Options.

The Board or Compensation Committee does not consider the accounting value of any such Option grants in determining the number of Options to award to any individual, as any such “value” is an accounting measure that is not relevant to incentivizing the individual. The timing of the grants of Options is determined by the Board or Compensation Committee, and there is no regular interval for the awarding of Option grants. In general, a higher level of responsibility will result in a larger grant of Options. Because the number of Options available is limited, in general, the Board or Compensation Committee aims to have individuals at what it subjectively considers to be the same levels of responsibility holding equivalent numbers of Options, with additional grants being allocated for individuals who the Board or Compensation Committee believes are in a position to more directly affect the success of the Company through their efforts.

The Board or Compensation Committee looks at the overall number of Options held by an individual (plus the exercise prices and remaining terms of existing Options and whether any previously granted Options have expired out of the money or were exercised) and takes such information into consideration when reviewing proposed new grants. After considering the CEO’s recommendations, if any, and the foregoing factors, the resulting proposed Option grant is then submitted to the Board for final approval.

During the fiscal year ended June 30, 2025, the Board or Compensation Committee approved all recommendations for the grant of Options proposed by management, and the named executive officers were granted the following number of Options effective December 23, 2024, each with an exercise price per share of $1.40 per share: Mr. Smith, 150,000 Options; Mr. Honan, 100,000 Options; and Mr. Shah, 100,000 Options. These Options were fully vested and exercisable on the grant date and generally remain exercisable until five years after the grant date.

Employment Agreements and Severance Arrangements

Agreement Regarding Mr. Smith

The Company is currently a party to a Consulting Agreement with 76 Resources, LLC (an entity controlled by Mr. Smith) under which (as currently in effect, the “Smith Agreement”) 76 Resources, LLC, through Mr. Smith, performs the duties and responsibilities of the CEO of the Company and related services, for an indefinite term at a base rate of $325,000 per year as of June 30, 2025, generally payable in equal semi-monthly installments of $13,542. Any bonuses and incentive payments are payable at the discretion of the Board. Mr. Smith is eligible to receive Options under the 2017 Amended Long-Term Incentive Plan, as determined by the Board.

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

If the Smith Agreement had been terminated by the Company for any reason other than as set out in the Smith Agreement, if 76 Resources, LLC terminated the Smith Agreement on the occurrence of a Triggering Event, or had a change of control of the Company occurred and within one year, either a Triggering Event occurred and 76 Resources, LLC terminated the Smith Agreement or 76 Resources, LLC’s engagement was terminated by the Company without the occurrence of a Triggering Event for any reason other than as set out in the Smith Agreement, effective as of June 30, 2025, 76 Resources, LLC (as ultimate successor in interest to KMSmith) would have been entitled to a payment of $375,000.

Agreements Regarding Messrs. Shah and Honan

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

The Employment Agreement for Mr. Shah provided for an initial annual base salary of $220,000 per year, and Mr. Honan’s Employment Agreement provided for an initial annual base salary of $260,000 per year. The annual base salary rates for the Covered Officers are reviewed at least annually for potential increases. The base salary rates of Messrs. Shah and Honan were increased in fiscal 2023 to $250,000 for Mr. Shah and $280,000 for Mr. Honan. There were no increases in base salary rates for fiscal 2024 or 2025. The Employment Agreements also provide each of the Covered Officers with eligibility to participate in (1) any annual cash bonus plan and/or any long-term incentive compensation plan as may be established by the U.S. Affiliate or its affiliates, and (2) any employee benefit plan, program, or policy of the U.S. Affiliate or its affiliates as may be in effect for senior executives of the U.S. Affiliate or its affiliates generally. The Employment Agreements also include the following additional features: (1) severance benefits upon certain qualifying terminations of employment, consisting of: (a) for a qualifying termination of the Covered Officer’s employment by the U.S. Affiliate without Cause (as such term is defined in the Employment Agreements) that does not occur within two years after a Change in Control of the U.S. Affiliate (as defined in the Employment Agreements), certain accrued obligations, plus 12 months of salary continuation, and (b) for a qualifying termination of the Covered Officer’s employment by the U.S. Affiliate without Cause or by the Covered Officer for Good Reason (as such term is defined in the Employment Agreements) that occurs within two years after a Change in Control (a “Change in Control Termination”), certain accrued obligations, and a lump sum cash amount equal to two times the Covered Officer’s annual base salary as in effect at the time of such termination; and (2) a requirement that each Covered Executive execute a customary release of claims in favor of the U.S. Affiliate to receive severance compensation. In connection with the Covered Officers entering into the Employment Agreements each Covered Officer also entered into a restrictive covenant agreement (a “Restrictive Covenant Agreement”). The Restrictive Covenant Agreements include customary restrictive covenants, including non-competition and non-solicitation obligations that remain in effect both during the employment term and for one year following termination of the Covered Officer’s employment other than a Change in Control Termination (in which case the period will be two years following such Change in Control Termination), as well as other customary restrictive covenants, such as confidentiality provisions.

Stock Options Under the 2017 Amended Long-Term Incentive Plan

In accordance with the 2017 Amended Long-Term Incentive Plan, the Company granted Options to its named executive officers during the Company’s 2025 fiscal year; no other equity-based awards were granted to the named executive officers during the 2025 fiscal year.

The following table sets forth the outstanding equity awards for each named executive officer at June 30, 2025. The Company has not granted full value stock-based awards to any of its named executive officers.

Outstanding Equity Awards at 2025 Fiscal Year-End

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark A. Smith	03/27/2023	70,000	—	$6.95	03/27/2026
	02/15/2024	375,000	—	2.99	02/15/2029
	12/21/2024	150,000	—	1.40	12/21/2029

Scott Honan	03/27/2023	40,000	—	6.95	03/27/2026
	02/15/2024	250,000	—	2.99	02/15/2029
	12/21/2024	100,000	—	1.40	12/21/2029

Neal Shah	03/27/2023	40,000	—	6.95	03/27/2026
	02/15/2024	250,000	—	2.99	02/15/2029
	12/21/2024	100,000	—	1.40	12/21/2029

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

Termination and Change of Control Benefits

Except as described above, the Company is not a party to any plans or arrangements regarding the named executive officers under which they may receive enhanced or incremental compensation or benefits in the event of a change of control, termination of employment (as a result of resignation, retirement, change of control, etc.) or a change in responsibilities following a change of control. Options are generally subject to clawback provisions, and provide for post-employment exercise periods, pursuant to the terms of such awards and the 2017 Amended Long-Term Incentive Plan.

Practices Related to the Grant of Equity Awards

Under our policies and practices, the approval of Options (including any Option grants to our named executive officers and directors) is typically provided at a Board or Compensation Committee meeting or via unanimous written action on the part of the Board or Compensation Committee, but such grants are not generally made on any kind of predetermined, regular schedule. Instead, as noted above, our award recipients (including the named executive officers and directors) generally receive annual grants of fully-vested and exercisable Options at various times each year, including as recommended by the CEO to the Board or Compensation Committee. Board or Compensation Committee meetings or written actions to approve such grants are scheduled on an ad hoc, as-needed basis, generally prompted by a determination by the Board or Compensation Committee that such grants should be made (or a request by management or the Board that such grants be made). These grants are then made effective at the meeting at which the grants are so approved. The Board or Compensation Committee typically fixes the grant schedule for such awards when they are approved at such meetings or through written action. Generally, award values to be utilized for such awards are determined shortly before or as of the grant date based upon the closing share price on the business day preceding the grant. These values and other information are then used in determining the number of Options to be awarded to recipients, but values are not modified to reflect any subsequent increase or decrease in value of our stock between the end of the preceding business day and the effective date of the grant.

This equity grant approach is used by the Board or Compensation Committee in order to best help ensure the grants are made only during an open window, and after the release of the Company’s material non-public information regarding its most recently-completed fiscal year. Including for grants made during fiscal year 2025, we do not time the disclosure of material non-public information for purposes of affecting the value of executive compensation, and we do not make any grants while in the possession of material non-public information.

During fiscal year 2025, we did not grant Options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K, that disclosed any material non-public information.

Fiscal 2025 Director Compensation

One of the directors serving on the Board (Mr. Smith) is also a named executive officer. For a description of the compensation paid to Mr. Smith, see “Fiscal 2025 Summary Compensation Table” and the accompanying narrative provided above.

The following table sets forth all compensation the Company granted to our directors, other than Mr. Smith, for the fiscal year ended June 30, 2025:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Michael J. Morris	$–	$63,000	$–	$63,000
Nilsa Guerrero-Mahon	–	63,000	–	63,000
David C. Beling	–	42,000	–	42,000
Dean C. Kehler	–	42,000	–	42,000
Michael G. Maselli	–	42,000	–	42,000
Peter Oliver	–	42,000	–	42,000

(1)	Reflects the grant date fair value of Options granted during the 2025 fiscal year, consisting of 75,000 Options each for Mr. Morris and Ms. Guerrero-Mahon, and 50,000 Options each for Messrs. Beling, Oliver, Kehler, and Maselli, in each case at an exercise price of $1.40 per share, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 10b in the Company’s consolidated financial statements included in this Annual Report on Form 10-K. These Options were fully vested on the grant date (December 23, 2024) and generally remain exercisable until five years after the grant date.

For the fiscal year ended June 30, 2025, the directors of the Company did not receive any cash fees for serving on the Board. The directors of the Company have no standard compensation arrangements, or any other arrangements, with the Company, except as herein disclosed. Option grants are determined by the Board or Compensation

Committee on a discretionary basis each year. Executive officers of the Company who also act as directors of the Company do not receive any additional compensation for services rendered in such capacity. See “Fiscal 2025 Summary Compensation Table” above.

The aggregate number of Option awards outstanding at the end of fiscal year 2025 for each non-employee director who served during fiscal 2025 was as follows: Mr. Morris, 200,000 Options; Ms. Guerrero-Mahon 195,000 Options; Mr. Beling, 140,000 Options; Mr. Kehler, 100,000 Options; Mr. Maselli, 100,000 Options; and Mr. Oliver, 140,000 Options. As of June 30, 2025, all the above Options were 100% vested.

Description of the 2017 Amended Long-Term Incentive Plan

On January 19, 2024, NioCorp’s shareholders approved the adoption of the 2017 Amended Long-Term Incentive Plan. Under the 2017 Amended Long-Term Incentive Plan, the Board may in its discretion from time-to-time grant Options, share units (in the form of restricted share units (“RSUs”) and performance share units (“PSUs”)) and dividend equivalents to non-employee directors, employees and certain other service providers (as further described in the 2017 Amended Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board. Subject to adjustment as provided in the 2017 Amended Long-Term Incentive Plan, the aggregate number of Common Shares that may be reserved for issuance to participants under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units shall not exceed 5% of the issued and outstanding Common Shares from time to time. Further, the aggregate number of Common Shares reserved for issuance to any one participant under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company, must not exceed 5% of the then issued and outstanding Common Shares (on a non-diluted basis). The maximum number of Common Shares (1) issued to insiders (for purposes of the Toronto Stock Exchange Company Manual) within any one-year period and (2) issuable to insiders at any time, under the 2017 Amended Long-Term Incentive Plan, or when combined with the Company’s other security-based compensation arrangements, will not exceed 10% of the number of the then issued and outstanding Common Shares.

The following table presents the burn rates for the 2017 Amended Long-Term Incentive Plan for the three most recent fiscal years:

Fiscal Year Ending June 30,	Number of awards granted	Weighted average number of Common Shares outstanding	Burn rate
2025	945,000	45,072,895	2.1%
2024	1,625,000	34,320,024	4.7%
2023	578,000	28,705,840	2.0%

(1)	During fiscal year 2023, the Company completed a 10-for-1 reverse stock split (the “Reverse Stock Split”). For purposes of comparability across fiscal years in this table, amounts in these columns with respect to fiscal years prior to 2023 represent the original amounts adjusted to reflect the Reverse Stock Split. With respect to the number of awards granted in fiscal 2023, any actual grants made prior to the Reverse Stock Split have also been adjusted.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Shares of NioCorp as of September 11, 2025 (except where otherwise indicated), for the following: (1) each person who is known by NioCorp to beneficially own more than 5% of the outstanding shares of NioCorp’s Common Shares; (2) each of the named executive officers (as defined in the “Fiscal 2025 Summary Compensation Table,” above); (3) each of NioCorp’s directors; and (4) all directors and executive officers of NioCorp as a group.

Beneficial ownership of Common Shares in the table below is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Common Shares. Common Shares that may be acquired by an individual or group within 60 days of September 11, 2025, pursuant to the exercise of Options, the exercise of Warrants, or the exchange of shares of Class B common stock of ECRC (formerly known as GXII), are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 77,757,089 Common Shares outstanding as of September 11, 2025. Unless otherwise noted in the table below, Options vested at the grant date.

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

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership (1)		Percent of Common Shares
Mark A. Smith, PE, Esq. Highlands Ranch, Colorado, USA	Chief Executive Officer, President, Executive Chairman and Director	3,316,452	(2)	4.21%
Neal Shah Superior, Colorado, USA	Chief Financial Officer and Corporate Secretary	550,032	(3)	*
Scott Honan Centennial, Colorado, USA	Chief Operating Officer	530,762	(4)	*
David C. Beling Grand Junction, Colorado, USA	Director	229,013	(5)	*
Anthony W. Fulton Lincoln, Nebraska, USA	Director	251,209	(6)	*
Nilsa Guerrero-Mahon Brighton, Colorado, USA	Director	259,768	(7)	*
Dean Kehler New York, New York, USA	Director	3,708,811	(8)	4.56%
Michael Maselli Pelham, New York, USA	Director	655,235	(9)	*
Peter Oliver Bunbury, Western Australia, Australia	Lead Director	160,400	(10)	*
All current directors, executive officers and named executive officers as a group (11 persons)		10,228,610		12.06%
Kenneth Griffin Miami, Florida, USA		3,903,395	(11)	5.02%

* Represents ownership of less than 1%.

(1)	Calculated in accordance with Rule 13d-3 of the Exchange Act.

(2)	Mr. Smith beneficially owns 2,272,018 outstanding Common Shares. In addition, he beneficially owns 321,934 Common Shares issuable upon exercise of: (i) 46,801 Warrants each exercisable for one Common Share at a price of $3.54 until December 22, 2025; (ii) 183,422 Warrants each exercisable for one Common Share at a price of $1.75 until November 13, 2026; and (iii) 91,711 Warrants each exercisable for one Common Share at a price of $2.07 until November 13, 2029. He also beneficially owns 722,500 Common Shares issuable upon exercise of vested Options comprised of the following: (i) on March 27, 2023, Mr. Smith was granted 70,000 Options each exercisable for one Common Share for a period of three years at a price of $6.95 per Common Share; (ii) on February 15, 2024, Mr. Smith was granted 375,000 Options each exercisable for one Common Share for a period of five years at a price of $2.99; (iii) on December 23, 2024, Mr. Smith was granted 150,000 Options each exercisable for one Common Shares for a period of five years at a price of $1.40; and (iv) on August 18, 2025, Mr. Smith was granted 375,000 Options each exercisable for One Common Share for a period of five years at a price of $4.35 which will vest over a period of two years with 34% having vested at this time.

(3)	Mr. Shah beneficially owns 65,671 outstanding Common Shares. He beneficially owns 9,361 Common Shares issuable upon exercise of 9,361 Warrants each exercisable for one Common Share at a price of $3.54 until December 22, 2025. In addition, he beneficially owns 475,000 Common Shares issuable upon exercise of vested Options comprised of the following: (i) on March 27, 2023, Mr. Shah was granted 40,000 Options each exercisable for one Common Share for a period of three years at a price of $6.95 per Common Share; (ii) on February 15, 2024, Mr. Shah was granted 250,000 Options each exercisable for one Common Share for a period of five years at a price of $2.99; (iii) on December 23, 2024, Mr. Shah was granted 100,000 Options each exercisable for one Common Share for a period of five years at a price of $1.40; and (iv) on August 18, 2025, Mr. Shah was granted 250,000 Options each exercisable for One Common Share for a period of five years at a price of $4.35 which will vest over a period of two years with 34% having vested at this time.

(4)	Mr. Honan beneficially owns 55,762 outstanding Common Shares. In addition, he beneficially owns 475,000 Common Shares issuable upon exercise of vested Options comprised of the following: (i) on March 27, 2023, Mr. Honan was granted 40,000 Options each exercisable for one Common Share for a period of three years at a price of $6.95 per Common Share; (ii) on February 15, 2024, Mr. Honan was granted 250,000 Options each exercisable for one Common Share for a period of five years at a price of $2.99; (iii) on December 23, 2024, Mr. Honan was granted 100,000 Options each exercisable for one Common Share for a period of five years at a price of $1.40; and (iv) on August 18, 2025, Mr. Honan was granted 250,000 Options each exercisable for One Common Share for a period of five years at a price of $4.35 which will vest over a period of two years with 34% having vested at this time.

(5)	Mr. Beling beneficially owns 72,013 outstanding Common Shares. In addition, he beneficially owns 157,000 Common Shares issuable upon exercise of vested Options comprised of the following: (i) on March 27, 2023, Mr. Beling was granted 40,000 Options each exercisable for one Common Share for a period of three years at a price of $6.95 per Common Share; (ii) on February 15, 2024, Mr. Beling was granted 50,000 Options each exercisable for one Common Share for a period of five years at a price of $2.99; (iii) on December 23, 2024, Mr. Beling was granted 50,000 Options each exercisable for one Common Share for a period of five years at a price of $1.40; and (iv) on August 18, 2025, Mr. Beling was granted 50,000 Options each exercisable for One Common Share for a period of five years at a price of $4.35 which will vest over a period of two years with 34% having vested at this time.

(6)	Mr. Fulton beneficially owns 179,350 Common Shares. He shares both voting and investment power with respect to 2,276 of such Common Shares with members of his family. In addition, he beneficially owns 54,859 Common Shares issuable upon exercise of 49,058 NioCorp Assumed Warrants each exercisable for 1.11829212 Common Shares at a price of $11.50 until March 17, 2028. He also beneficially owns 17,000 Common Shares issuable upon exercise of vested Options comprised of: (i) on August 18, 2025, Mr. Fulton was granted 50,000 Options each exercisable for One Common Share for a period of five years at a price of $4.35 which will vest over a period of two years with 34% having vested at this time. He shares both voting and investment power with respect to 12,335 Common Shares issuable upon exercise of 11,032 of such NioCorp Assumed Warrants with members of his family.

(7)	Ms. Guerrero-Mahon beneficially owns 46,068 Common Shares. In addition, she beneficially owns 213,700 Common Shares issuable upon exercise of vested Options comprised of the following: (i) on March 27, 2023, Ms. Guerrero-Mahon was granted 45,000 Options each exercisable for one Common Share for a period of three years at a price of $6.95 per Common Share; (ii) on February 15, 2024, Ms. Guerrero-Mahon was granted 75,000 Options each exercisable for one Common Share for a period of five years at a price of $2.99; (iii) on December 23, 2024, Ms. Guerrero-Mahon was granted 75,000 Options each exercisable for one Common Share for a period of five years at a price of $1.40; and (iv) on August 18, 2025, Ms. Guerrero-Mahon was granted 55,000 Options each exercisable for One Common Share for a period of five years at a price of $4.35 which will vest over a period of two years with 34% having vested at this time.

(8)	Mr. Kehler beneficially owns 134,580 Common Shares, and 1,441,290 Common Shares issuable upon the exchange of Vested Shares (as defined herein). He shares both voting and investment power with respect to 318,470 of such Vested Shares with U.S. Trust Company of Delaware, as co-trustee of the Elizabeth Kehler 2012 Family Trust under Declaration of Trust dated December 12, 2012 (the “Elizabeth Kehler Trust”). In addition, he beneficially owns 2,015,941 Common Shares issuable upon exercise of the following: (i) 1,657,057 Private Warrants (as defined herein) exercisable for an aggregate of up to 1,853,073 Common Shares held by Mr. Kehler; (ii) 78,003 Warrants each exercisable for one Common Share at a price of $3.54 until December 22, 2025; (iii) 56,577 Warrants each exercisable for one Common Share at a price of $1.75 until November 13, 2026; and (iv) 28,288 Warrants each exercisable for one Common Share at a price of $2.07 until November 13, 2029. He also beneficially owns 117,000 Common Shares issuable upon exercise of vested Options comprised of the following: (i) on February 15, 2024, Mr. Kehler was granted 50,000 Options each exercisable for one Common Share for a period of five years at a price of $2.99; (ii) on December 23, 2024, Mr. Kehler was granted 50,000 Options each exercisable for one Common Share for a period of five years at a price of $1.40; and (iii) on August 18, 2025, Mr. Kehler was granted 50,000 Options each exercisable for One Common Share for a period of five years at a price of $4.35 which will vest over a period of two years with 34% having vested at this time. The total does not include Common Shares that may be issuable upon exchange of (i) 417,030 Tranche I Earnout Shares (as defined herein) held by Mr. Kehler, (ii) 417,030 Tranche II Earnout Shares (as defined herein) held by Mr. Kehler, (iii) 118,284 Tranche I Earnout Shares held by the Elizabeth Kehler Trust; and (iv) 118,284 Tranche II Earnout Shares held by the Elizabeth Kehler Trust.

(9)	Mr. Maselli beneficially owns 323,085 Common Shares. In addition, Mr. Maselli beneficially owns 215,150 Common Shares issuable upon exercise of 192,392 Private Warrants held by Mr. Maselli. He also beneficially owns 117,000 Common Shares issuable upon exercise of vested Options comprised of the following: (i) on February 15, 2024, Mr. Maselli was granted 50,000 Options each exercisable for one Common Share for a period of five years at a price of $2.99; (ii) on December 23, 2024, Mr. Maselli was granted 50,000 Options each exercisable for one Common Share for a period of five years at a price of $1.40 and (iii) on August 18, 2025, Mr. Maselli was granted 50,000 Options each exercisable for One Common Share for a period of five years at a price of $4.35 which will vest over a period of two years with 34%

having vested at this time. The total does not include Common Shares that may be issuable upon exchange of (i) 119,998 Tranche I Earnout Shares held by Mr. Maselli and (ii) 119,998 Tranche II Earnout Shares held by Mr. Maselli.

(10)	Mr. Oliver beneficially owns 160,400 Common Shares issuable upon exercise of vested Options comprised of the following: (i) on March 27, 2023, Mr. Oliver was granted 40,000 Options each exercisable for one Common Share for a period of three years at a price of $6.95 per Common Share; (ii) on February 15, 2024, Mr. Oliver was granted 50,000 Options each exercisable for one Common Share for a period of five years at a price of $2.99; (iii) on December 23, 2024, Mr. Oliver was granted 50,000 Options each exercisable for one Common Share for a period of five years at a price of $1.40 and (iv) on August 18, 2025, Mr. Oliver was granted 60,000 Options each exercisable for One Common Share for a period of five years at a price of $4.35 which will vest over a period of two years with 34% having vested at this time.

(11)	As reported by Kenneth Griffin on a Schedule 13G jointly filed with the SEC on July 25, 2025 by Mr. Griffin, Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”) and Citadel Securities GP LLC (“CSGP”) with respect to Common Shares owned by Citadel Multi-Strategy Equities (Ireland) Designated Activity Company, an Ireland company (“CSMI”) and Citadel Securities. Citadel Advisors is the portfolio manager for CMSI. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP.

EQUITY COMPENSATION PLANS

The Company has maintained equity compensation plans under which Options have been granted. Option grants have been determined by the Company’s directors and are only provided in compliance with applicable laws and regulatory policy. The following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance as of June 30, 2025.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity Compensation Plans Approved by Security Holders (1)	3,020,000	$3.09	2,829,119(2)
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total(3)	3,020,000	$3.09	2,829,119

(1)	Represents Options granted pursuant to the 2017 Amended Long-Term Incentive Plan.

(2)	Generally, the aggregate number of Common Shares reserved for issuance to participants under the 2017 Amended Long-Term Incentive Plan, together with all other security-based compensation arrangements of the Company may not exceed 10% of the issued and outstanding Common Shares from time to time, and the Common Shares reserved for issuance upon settlement of share units shall not exceed 5% of the issued and outstanding Common Shares from time to time. Common Shares subject to any grant (or any portion thereof) that are issued upon exercise or settlement, forfeited, surrendered, cancelled, unearned, or otherwise terminated will again be available for grant under the 2017 Amended Long-Term Incentive Plan.

(3)	As of June 30, 2025, there were: (i) 3,020,000 outstanding securities awarded under the 2017 Amended Long-Term Incentive Plan representing 5.16% of the Company’s currently issued and outstanding Common Shares; and (ii) 2,829,119 remaining securities available for grant representing 4.84% of the Company’s currently issued and outstanding Common Shares.

Performance Graph

The following graph compares total cumulative shareholder return for $100 invested in Common Shares from July 1, 2020, to June 30, 2025, with cumulative total returns for the S&P/TSX Composite Index and S&P/TSX Mining Index:

Overall, the Company’s cumulative return for the five-year period ended below the range of returns for the two selected indices. As an exploration stage company, executive officer compensation has not historically been adjusted to reflect share performance trends. Compensation to executive officers remained flat from 2013 through February 2023, except for increases supported by additional job responsibilities and/or job promotions. Effective September 1, 2019, the Board approved a 10% base rate increase for all NioCorp employees and effective April 1, 2023, the Compensation Committee approved a base rate average increase of 12% for all NioCorp employees. There were no salary increases granted during fiscal years 2025 or 2024.

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

Loan Transactions:

Mr. Smith is our Chief Executive Officer, President, Executive Chairman, and Director. On September 11, 2024, the Company and Mr. Smith entered into the Smith Loan Agreement pursuant to which Mr. Smith agreed to make available to the Company a non-revolving, multiple draw credit facility of up to $2,000,000. The Smith Loan expired on June 30, 2025, was non-revolving, and amounts paid back under the terms of the Smith Loan Agreement did not again become available for drawdowns at the request of the Company.

The Company paid interest to Mr. Smith on amounts outstanding under the Smith Loan at a rate equal to 10% per annum, calculated monthly in arrears, through to the date of repayment of the Loan. Mr. Smith also received an establishment fee equal to 2.5% of the amount of each drawdown payable at the time of the drawdown as consideration of the advancement of such drawdown. Any outstanding balance on the Loan, including accrued interest, were immediately due and payable by the Company on the earlier of the date of expiration of the Smith Loan Agreement and the occurrence of an event of default thereunder (the “Due Date”). The Company could repay the Smith Loan at any time without notice and without penalty, but any amount of principal or interest repaid by the Company prior to the Due Date will be subject to an early payment fee of 2.5% of the value of any such payment. Amounts outstanding under the Smith Loan Agreement were secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith, dated September 11, 2024.

Through October 30, 2024, the Company borrowed a total of $504,000 under the Smith Loan and the largest aggregate amount of principal outstanding under the Smith Loan Agreement during the period ended June 30, 2025, was $504,000. The Company subsequently repaid $508,200, representing the balance of the principal outstanding under the Smith Loan plus accrued interest, and also repaid $40,850 related to loan origination fees payable. As of June 30, 2025, there was no principal amount or accounts payable outstanding under the Smith Loan.

December 2023 Private Placement

On December 22, 2023, the Company closed a non-brokered private placement (the “December 2023 Private Placement”) and issued an aggregate of 413,432 units of the Company (the “December 2023 Units”). Each December 2023 Unit consisted of one Common Share and one Warrant (the “December 2023 Warrants”). Each December 2023 Warrant is exercisable for one Common Share at a price of $3.54 until December 22, 2025. Certain of the Company’s officers and directors, including Messrs. Kehler, Smith and Shah, subscribed to purchase an aggregate of 138,845 December 2023 Units in the December 2023 Private Placement. Each officer and director of the Company who subscribed to purchase December 2023 Units in the December 2023 Private Placement paid a purchase price of $3.205 per unit (the “December 2023 Insider Unit Price”) upon the closing of the December 2023 Private Placement. The December 2023 Insider Unit Price included $0.125 per December 2023 Warrant underlying each December 2023 Unit purchased by officers and directors of the Company. Messrs. Kehler, Smith and Shah purchased 78,003 December 2023 Units, 46,801 December 2023 Units, and 9,361 December 2023 Units, respectively, for aggregate purchase prices of $249,999.62, $149,997.21, and $30,002.01, respectively. The remaining investors in the December 2023 Private Placement, who are not affiliated with the Company but with whom the Company had a pre-existing relationship, subscribed to purchase an aggregate of 274,587 December 2023 Units at a purchase price per December 2023 Unit of $3.08, which is equal to the consolidated closing bid price for the Common Shares as reported by Nasdaq on December 13, 2023. Gross proceeds to the Company from the December 2023 Private Placement were approximately $1.29 million.

November 2024 Private Placement

On November 13, 2024, the Company closed a non-brokered private placement (the “November 2024 Private Placement”) and issued an aggregate of 2,199,602 units of the Company (the “November 2024 Units”). Each November 2024 Unit consists of one Common Share, one Warrant (collectively, the “Series A Private Warrants”) to purchase one Common Share and one-half of one Warrant to purchase one-half of one Common Share (the “Series B Private Warrants” and, together with the Series A Private Warrants, the “November 2024 Private Warrants”). Each Series A Private Warrant is exercisable into one Common Share (a “Series A Warrant Share”) at an exercise price of $1.75 per Series A Warrant Share at any time on or after the date of issuance until November 13, 2026. Each Series B Private Warrant is exercisable into one Common Share (a “Series B Warrant Share”) at an exercise price of $2.07 per Series B Warrant Share at any time beginning six months and one day from the date of issuance until November 13, 2029. Messrs. Kehler and Smith subscribed to purchase an aggregate of 239,999 November 2024 Units in the November 2024 Private Placement and paid a purchase price of $1.7675 per November 2024 Unit (the “November 2024 Insider Unit Price”) upon the closing of the November 2024 Private Placement. The November 2024 Insider Unit Price included $0.125 per November 2024 Private Warrant underlying each November 2024 Unit purchased by directors of the Company. Messrs. Kehler and Smith purchased 56,577 November 2024 Units and 183,422 November 2024 Units, respectively, for aggregate purchase prices of approximately $100,000 and $324,198, respectively. The remaining investors in the November 2024 Private Placement, who are not affiliated with the Company but with whom the Company had a pre-existing relationship, subscribed to purchase an aggregate of 1,959,603 November 2024 Units at a purchase price per November 2024 Unit of $1.57. Gross proceeds to the Company from the November 2024 Private Placement were approximately $3.5 million.

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

Director Independence

The Company’s Board consists of Messrs. Smith, Beling, Fulton, Oliver, Kehler, and Maselli and Ms. Guerrero-Mahon. The Company utilizes the definition of “independent” as it is set forth in Nasdaq Listing Rule 5605(a)(2) (“Rule 5605(a)(2)”) and National Instrument 52-110 Audit Committees (“NI 52-110”). Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the Board (including any relationships). Currently, Messrs. Beling, Fulton, Oliver, Kehler, and Maselli and Ms. Guerrero-Mahon are considered independent directors. Mr. Michael J. Morris, who served as a director of the Company during fiscal 2025, was previously determined by the Board to be an independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the fiscal year ended June 30, 2025 and Deloitte & Touche LLP and BDO USA, P.C. for the fiscal year ended June 30, 2024 for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s filings and fees billed for other services rendered by the firms during those periods.

Fiscal Year Ending June 30,	Audit Fees(1) ($)	Audit-Related Fees(2) ($)	Tax Fees(3) ($)	All Other Fees(4) ($)
2025
Deloitte	601,274	601,309	94,016	—
2024
Deloitte	1,092,834	34,125	—	—
BDO	132,500	95,599	48,263	—

(1)	“Audit Fees” consist of fees billed, or to be billed, for professional services rendered for the audit of our annual consolidated financial statements and reviews of our interim financial statements included in quarterly reports and services normally provided by our independent registered public accounting firm in connection with statutory filings.

(2)	“Audit-Related Fees” consist of fees billed, or to be billed, related to agreed-upon procedures and services, including for comfort letters, normally provided by our independent registered public accounting firm in connection with debt offerings or regulatory filings.

(3)	“Tax Fees” include fees for all tax services other than those included in “Audit Fees” and “Audit-Related Fees.” This category includes fees for tax compliance, tax planning, and tax advice. Tax planning and tax advice include assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities. For the financial year ended June 30, 2025, these tax services included the preparation of Canadian and U.S. federal and state tax returns and tax planning and tax advice services.

(4)	“All Other Fees” includes all other non-audit services.

Pre-approval Policies

The policy of the Audit Committee has been to pre-approve all audit, audit-related and non-audit services performed by our independent auditors and to subsequently review the actual fees and expenses paid to our independent auditors. Accordingly, the Audit Committee pre-approved all audit, audit-related and non-audit services performed by Deloitte & Touche LLP and BDO USA, P.C. and subsequently reviewed the actual fees and expenses paid for these services. The Audit Committee has determined that the fees paid to Deloitte & Touche LLP for services are compatible with maintaining Deloitte & Touche LLP’s independence as our auditor. All of the services provided during the years ended June 30, 2025 and 2024, were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

  Financial Statements

(1)	The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, dated September 11, 2025 are included as part of Item 8, “Financial Statements and Supplementary Data,” commencing on page 59 above.

(a)	Exhibits

Exhibit No.	Title

2.1(1)**	Business Combination Agreement, dated September 25, 2022, by and among NioCorp Developments Ltd., GX Acquisition Corp. II and Big Red Merger Sub Ltd
3.1(2)	Notice of Articles of NioCorp Developments Ltd., dated April 5, 2016
3.2(2)	Articles of NioCorp Developments Ltd., as amended, effective as of January 27, 2015
3.3(3)	Amendment to Articles, effective March 17, 2023
4.1(4)	Convertible Security Funding Agreement, dated February 16, 2021, between the Company and Lind Global Asset Management III, LLC
4.2(5)	Amendment #1 to Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind Global Asset Management III, LLC
4.3(6)	Waiver and Consent Agreement, dated September 25, 2022, between NioCorp Developments Ltd. and Lind Global Asset Management III, LLC
4.4(7)	Form of Lind Contingent Consent Warrants
4.5(1)	Sponsor Support Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., GX Sponsor II LLC, in its capacity as a shareholder of GX Acquisition Corp. II, and certain other shareholders of GX Acquisition Corp. II
4.6(8)	Joinder to Sponsor Support Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd. and each of the Holders party thereto
4.7(3)	Amended and Restated Registration Rights Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., GX Acquisition Corp. II, GX Sponsor II LLC, certain holders of the common shares of the NioCorp Developments Ltd. listed on Schedule 1 thereto, certain current and former stockholders of GX Acquisition Corp. II, and other persons and entities listed on Schedule 2 thereto
4.8(3)	Registration Rights Agreement Joinder, dated as of March 17, 2023, by and among NioCorp Developments Ltd. and each of the parties listed on Schedule A thereto
4.9(3)	Exchange Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., GX Acquisition Corp. II and GX Sponsor II LLC
4.10(8)	Joinder to Exchange Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., Elk Creek Resources Corp (f/k/a GX Acquisition Corp. II) and each of the Holders party thereto

4.11(9)	Warrant Agreement, dated March 17, 2021, by and between GX Acquisition Corp. II and Continental Stock Transfer & Trust Company
4.12(3)	Assignment, Assumption and Amendment Agreement, dated as of March 17, 2023, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., Continental Stock Transfer & Trust Company, as the existing Warrant Agent, and Computershare Inc. and its affiliate Computershare Trust Company, N.A., as the successor Warrant Agent
4.13(3)	Form of Warrant (included in Exhibit 4.12)
4.14(10)	Registration Rights Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
4.15(11)	Form of Subscription Agreement in respect of units issued in September 2023
4.16(11)	Form of Warrants issued in September 2023
4.17(12)	Form of Subscription Agreement in respect of units issued in December 2023
4.18(12)	Form of Warrants issued in December 2023
4.19(13)	Securities Purchase Agreement, dated as of April 11, 2024, by and between NioCorp Developments Ltd. and each of YA II PN, Ltd. and Lind Global Fund II LP
4.20(13)	Form of Common Stock Purchase Warrant (included in Exhibit 4.19)
4.21(13)	Global Guaranty Agreement, dated as of April 11, 2024, by Elk Creek Resources Corporation and 0896800 B.C. Ltd.
4.22(13)	Registration Rights Agreement, dated as of April 11, 2024, by and between NioCorp Developments Ltd. and each of YA II PN, Ltd. and Lind Global Fund II LP
4.23(14)	Form of Subscription Agreement in respect of units issued in June 2024
4.24(14)	Form of Warrants issued in June 2024
4.25(15)	Underwriting Agreement, dated as of November 3, 2024, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.26(15)	Warrant Agency Agreement, dated as of November 5, 2024, by and between NioCorp Developments Ltd., Computershare Inc. and Computershare Trust Company, N.A.
4.27(15)	Form of November 2024 Series A Public Warrant
4.28(15)	Form of November 2024 Series B Public Warrant
4.29(16)	Form of Subscription Agreement in respect of units issued in November 2024
4.30(16)	Form of November 2024 Series A Private Warrant
4.31(16)	Form of November 2024 Series B Private Warrant
4.32(17)	Underwriting Agreement, dated as of January 29, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.33(17)	Form of January 2025 Series A Warrant
4.34(17)	Form of January 2025 Series B Warrant
4.35(18)	Underwriting Agreement, dated as of April 17, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.36(18)	Form of April 2025 Pre-Funded Warrant
4.37	Description of Securities
10.1(2)#	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC
10.2(19)#	Amendment to Contract, dated September 1, 2019, between the Company and KMSmith, LLC
10.3(19)#	Contract Assignment and Novation Agreement, dated as of August 31, 2020, among the Company, KMSmith, LLC and 76 Resources, Inc.
10.4(20)#	Contract Assignment and Novation Agreement, dated as of August 1, 2021, among the Company, 76 Resources, Inc. and 76 Resources, LLC
10.5(21)#	Amendment to Contract, dated April 1, 2023, between the Company and 76 Resources, LLC
10.6(22)*	Offtake agreement, dated June 13, 2016, between the Company and CMC Cometals, a division of Commercial Metals Company
10.7(23)	Amendment No. 1 to Offtake Agreement, dated April 13, 2020, between the Company and Traxys North America LLC, as assignee
10.8(24)	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.9(19)*, **	Woltemath 003J Amended and Restated Option to Purchase, dated January 4, 2017, among ECRC and Victor L. and Juanita E. Woltemath
10.10(19)*, **	Woltemath 003J Extension to Option to Purchase, dated December 23, 2019, among ECRC and Victor L. and Juanita E. Woltemath
10.11*, **	Woltemath 003J Second Extension to Option to Purchase, dated December 9, 2024, between ECRC and Juanita E. Woltemath
10.12(10)	Standby Equity Purchase Agreement, dated as of January 26, 2023, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
10.13(25)	Amendment #1 to Standby Equity Purchase Agreement, dated as of May 3, 2024, by and between NioCorp Developments Ltd. and YA II PN, Ltd.
10.14(3)#	Form of Director and Officer Indemnification Agreement

10.15(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Neal Shah
10.16(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Scott Honan
10.17(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Jim Sims
10.18(1)#	Form of Restrictive Covenant Agreement
10.19(26)#	NioCorp Developments Ltd. Long-Term Incentive Plan, as amended
10.20(27)	Loan Agreement, dated as of September 11, 2024, between the Company and Mark Smith
10.21(27)	Security Agreement, dated as of September 11, 2024, between the Company and Mark Smith
10.22(28)	Placement Agency Agreement, dated as of July 17, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
19.1(7)	NioCorp Developments Ltd. Insider Trading Policy
21.1	Subsidiaries of NioCorp Developments Ltd.
23.1	Consent of Deloitte & Touche LLP
23.3	Consent of Dahrouge Geological Consulting USA Ltd.
23.4	Consent of Understood Mineral Resources Ltd.
23.5	Consent of Optimize Group Inc.
23.6	Consent of Tetra Tech
23.7	Consent of Adrian Brown Consultants Inc.
23.8	Consent of Magemi Mining Inc.
23.9	Consent of L3 Process Development
23.10	Consent of Olsson
23.11	Consent of A2GC
23.12	Consent of Metallurgy Concept Solutions
23.13	Consent of Scott Honan, M.Sc., SME-RM, NioCorp
23.14	Consent of Dumas Contracting Ltd.
23.15	Consent of Mahmood Khwaja, P.E., CDM Smith
23.16	Consent of Wynand Marx, M.Eng., BBE Consulting
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1(29)	S-K 1300 Elk Creek Technical Report Summary
97.1(7)	Compensation Clawback Policy
101.INS(30)	XBRL Instance Document
101.SCH(30)	XBRL Taxonomy Extension – Schema
101.CAL(30)	XBRL Taxonomy Extension – Calculations
101.DEF(30)	XBRL Taxonomy Extension – Definitions
101.LAB(30)	XBRL Taxonomy Extension – Labels
101.PRE(30)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement or agreement.

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

**	Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission upon request.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on September 29, 2022 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on March 17, 2023 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on February 17, 2021 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 10-Q (File No. 000-55710) filed with the SEC on February 4, 2022 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (Registration No. 333-268227) filed with the SEC on November 7, 2022 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-41655) filed with the SEC on September 23, 2024 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-271268) filed with the SEC on April 14, 2023 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Elk Creek Resources Corp.’s (f/k/a GX Acquisition Corp. II) Current Report on Form 8-K (File No. 001-40226) filed with the SEC on March 22, 2021 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-55710) filed with the SEC on January 27, 2023 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on September 1, 2023 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on December 20, 2023 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on April 12, 2024 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on June 24, 2024 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on November 5, 2024 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-41655) filed with the SEC on November 13, 2024 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on January 31, 2025 and incorporated herein by reference
(18)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on April 21, 2025 and incorporated herein by reference
(19)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 16, 2020 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 8, 2021 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 (File No. 333-271268) filed with the SEC on August 22, 2023 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-213451) filed with the SEC on September 2, 2016 and incorporated herein by reference.
(23)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A (File No. 000-55710) filed with the SEC on October 31, 2022 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on August 29, 2017 and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on May 3, 2024 and incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on January 22, 2024 and incorporated herein by reference.
(27)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on September 11, 2024 and incorporated herein by reference.
(28)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on July 18, 2025 and incorporated herein by reference.
(29)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 6, 2022 and incorporated herein by reference.

(30)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2025 and June 30, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) and Redeemable Noncontrolling Interest for the years ended June 30, 2025 and 2024, (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/ Neal Shah
Neal Shah Chief Financial Officer

September 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 11, 2025.

Signature	Title
/s/ Mark A. Smith	President, Chief Executive Officer (Principal
Mark A. Smith	Executive Officer and Authorized U.S. Representative)
and Chairman of the Board of Directors

/s/ Neal Shah	Chief Financial Officer (Principal Financial and
Neal Shah	Accounting Officer)

/s/ David C. Beling	Director
David C. Beling

/s/ Anthony W. Fulton	Director
Anthony W. Fulton

/s/ Nilsa Guerrero-Mahon	Director
Nilsa Guerrero-Mahon

/s/ Dean C. Kehler	Director
Dean C. Kehler

/s/ Michael G. Maselli	Director
Michael G. Maselli

/s/ Peter Oliver	Director
Peter Oliver