Form 10-Q
period 2025-09-30
NIOCORP DEVELOPMENTS LTD
filed 2025-11-13
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had 119,360,725 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
Condensed Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025 (unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2025 and 2024 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the three months ended September 30, 2025 and 2024 (unaudited)	5

Notes to condensed consolidated financial statements (unaudited)	6 - 16

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

	As of
	September 30, 2025	June 30, 2025
ASSETS
Current
Cash and cash equivalents	$162,759	$25,554
Prepaid expenses and other	784	1,183
Total current assets	163,543	26,737
Non-current
Deposits	93	37
Investment in equity securities	3	3
Right-of-use assets	101	118
Land and buildings, net	5,750	839
Mineral properties	25,195	16,085
Total assets	$194,685	$43,819

LIABILITIES
Current
Accounts payable and accrued liabilities	$3,878	$1,795
Operating lease liability	98	98
Total current liabilities	3,976	1,893
Non-current
Warrant liabilities, at fair value	18,876	6,852
Earnout liability, at fair value	20,376	5,880
Operating lease liability	14	33
Total liabilities	43,242	14,658
Commitments and contingencies
Redeemable noncontrolling interest	(68)	838
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; 100,737,151 and 58,491,196 shares outstanding, respectively	374,398	208,551
Accumulated deficit	(221,976)	(179,317)
Accumulated other comprehensive loss	(911)	(911)
Total shareholders’ equity	151,511	28,323
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$194,685	$43,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

	For the three months ended September 30,
	2025	2024
Operating expenses
Employee related costs	$2,216	$330
Professional fees	875	450
Exploration expenditures	7,084	138
Other operating expenses	1,843	477
Total operating expenses	12,018	1,395
Change in fair value of earnout shares liability	14,496	816
Change in fair value of warrant liabilities	17,558	(56)
Change in fair value of convertible notes	-	17
Interest expense	-	44
Foreign exchange (gain) loss	(5)	8
Interest income	(560)	-
Other gains	-	(122)
Loss before income taxes	(43,507)	(2,102)
Income tax benefit	-	-
Net loss and comprehensive loss	(43,507)	(2,102)
Less: Net loss attributable to redeemable noncontrolling interest	(848)	(31)
Net loss and comprehensive loss attributable to the Company	$(42,659)	$(2,071)

Loss per common share, basic and diluted	$(0.53)	$(0.05)
Weighted average common shares outstanding, basic and diluted	76,059,283	38,361,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the three months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(43,507)	$(2,102)
Adjustments for:
Change in valuation of earnout shares liability	14,496	816
Change in valuation of warrant liabilities	17,558	(56)
Other gain	-	(122)
Share based compensation	2,302	-
Accretion of convertible debt	-	44
Change in fair value of convertible note	-	17
Yorkville share issuances	-	(1)
Depreciation	1	1
Non-cash lease activity	(2)	(1)
	(9,152)	(1,404)
Change in working capital items:
Prepaid expenses	398	(130)
Accounts payable and accrued liabilities	2,085	892
Net cash used in operating activities	(6,669)	(642)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of land	(4,912)	-
Acquisition of mineral rights	(9,110)	-
Deposits	(56)	-
Net cash used in investing activities	(14,078)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	170,253	692
Debt payments	-	(1,943)
Related party debt draws	-	33
Share issue costs	(12,301)	(2)
Net cash provided by (used in) financing activities	157,952	(1,220)
Change in cash and cash equivalents during period	137,205	(1,862)
Cash and cash equivalents, beginning of period	25,554	2,012
Cash and cash equivalents, end of period	$162,759	$150

Supplemental cash flow information:
Conversion of debt for common shares	$-	$501
Value of warrants issued	-	2,262
Unpaid offering costs for the issuance of common shares	721	-
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share data) (unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2024	38,062,647	$163,823	$(161,912)	$(911)	$1,000	$1,534
Yorkville equity facility draws	399,250	691	-	-	691	-
Debt conversions	258,347	501	-	-	501	-
Issuance of warrants	-	2,262	-	-	2,262	-
Share issuance costs	-	(2)	-	-	(2)	-
Loss for the period	-	-	(2,071)	-	(2,071)	(31)
Balance, September 30, 2024	38,720,244	$167,275	$(163,983)	$(911)	$2,381	$1,503
Balance, June 30, 2025	58,491,196	$208,551	$(179,317)	$(911)	$28,323	838
Equity placements	30,854,740	155,037	-	-	155,037	-
Warrant exercises	10,856,182	18,250	-	-	18,250	-
Option exercises	119,452	-	-	-	-	-
Redemptions of vested shares	415,581	58	-	-	58	(58)
Conversion of private warrants	-	2,501	-	-	2,501	-
Share-based compensation	-	2,302	-	-	2,302	-
Share issuance costs	-	(12,301)	-	-	(12,301)	-
Loss for the period	-	-	(42,659)	-	(42,659)	(848)
Balance, September 30, 2025	100,737,151	$374,398	$(221,976)	$(911)	$151,511	$(68)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

1.	DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (“we,” “us,” “our,” “NioCorp” or the “Company”) was incorporated on February 27, 1987, under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in North America, specifically, the Company’s niobium/scandium/titanium property (the “Elk Creek Project”) located in southeastern Nebraska. The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project to construction and commercial operation, as discussed in Note 3.

2.	BASIS OF PRESENTATION

a)	Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2025. Certain transactions include reference to Canadian dollars (“C$”) where applicable.

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows as of September 30, 2025, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2025. The interim results are not necessarily indicative of results for the full year ending June 30, 2026, or future operating periods.

b)	Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for our annual report for the period ending June 30, 2027, and for interim period reports beginning thereafter. Early adoption is permitted and the amendments should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. This ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. This ASU is effective for our annual report for the period ending June 30, 2028, and for interim period reports beginning thereafter on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

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

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of mineral properties, deferred income tax asset valuations, earnout valuation, warrant liabilities, and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Earnings per Share

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

	For the Three Months Ended September 30,
	2025	2024
Net loss	$(43,507)	$(2,102)
Adjust: Net loss attributable to noncontrolling interest	(848)	(31)
Net loss available to participating securities	(42,659)	(2,071)
Net loss attributable to vested shares of ECRC Class B common stock	(2,705)	(186)
Net loss attributed to common shareholders - basic and diluted	$(39,954)	$(1,885)
Denominator:
Weighted average shares outstanding – basic and diluted	76,059,283	38,361,344
Loss per Common Share outstanding – basic and diluted	$(0.53)	$(0.05)

The following common shares, no par value, of the Company (“Common Shares”) underlying options to purchase Common Shares (“Options”), Common Share purchase warrants (“Warrants”), and outstanding convertible debt were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the periods indicated below:

	For the Three Months Ended September 30,
Excluded potentially dilutive securities (1)(2):	2025	2024
Options	3,644,700	2,455,500
Warrants (3)	23,488,196	20,932,985
Convertible debt	-	1,920,000
Total potential dilutive securities	27,132,896	25,308,485

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.
(2)	Earnout Shares are excluded as the vesting terms were not met as of the end of the reporting period.
(3)	Includes 15,666,626 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares. The remaining Warrants are each exercisable into one Common Share.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

3.	LIQUIDITY AND GOING CONCERN

The Company incurred a loss of $42,659 for the three months ended September 30, 2025 (three months ended September 30, 2024 - $2,071) and had an accumulated deficit of $221,976 as of September 30, 2025. As a development stage issuer, the Company has not yet commenced its mining operations, has no revenue-generating capacity, and will not generate operating revenues until such time as mining operations are initiated and commercial production begins.

As discussed in Note 12, on October 15, 2025, the Company closed a registered direct offering which resulted in net proceeds of approximately $139,147 after deducting placement agent fees and other offering expenses payable by us. As discussed in Note 7, NioCorp expects to have access to up to $46,917 in net proceeds from the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”), between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), through April 1, 2026.

As a result of our recent financing activities, we were able to alleviate prior conditions that gave rise to substantial doubt about our ability to continue as a going concern and we have sufficient cash to fund our planned operations for the next 12 months. However, the Company will need to secure additional capital to finance construction and achieve commercial production to support its long-term business objectives.

The Company plans to continue to seek additional financing through equity issuances and continues to evaluate debt financing options. In addition, the Company may pursue additional sources of financing, and while it has been successful in doing so in the past, there can be no assurance it will be able to do so in the future. Other than the potential issuance of Common Shares under the Yorkville Equity Facility Financing Agreement, the Company did not have any further funding commitments or arrangements for additional financing as of September 30, 2025. The Company’s plans to obtain additional financing are subject to market conditions and other factors beyond its control, and therefore the timing and outcome of such activities cannot be predicted with certainty.

4.	LAND AND MINERAL PROPERTIES

On August 1, 2025, Elk Creek Resources Corp. (“ECRC”), an indirect, majority-owned subsidiary of the Company, closed on its option to purchase three parcels of land in Johnson County, Nebraska (the “August Property Purchases”). Pursuant to the terms of the applicable option to purchase agreements, the property owners sold, transferred, conveyed, and assigned to ECRC all of their rights, privileges, title, and interest in and to the surface rights with respect to one 80-acre parcel and to the surface rights and associated mineral rights with respect to the other two parcels (consisting of approximately 1.66 acres of the property). The purchase price for the August Property Purchases was calculated based on the appraised value per acre and totaled approximately $2,699, including indirect costs of $35. Of this amount, $2,650 was allocated to land and the remaining $49 was allocated to mineral interests.

On September 30, 2025, ECRC closed on its options to purchase two parcels of land in Johnson County, Nebraska, which include: (i) a 105.77-acre parcel of land and (ii) a 220-acre parcel of land (together, the “September Property Purchases”). Pursuant to the terms of the applicable option to purchase agreements, the property owners sold, transferred, conveyed, and assigned to ECRC all of their respective rights, privileges, title, and interest in and to the surface rights and associated mineral rights with respect to the parcels. The purchase price for the September Property Purchases was calculated based on the appraised value per acre and totaled approximately $11,325, including indirect costs of $29. Of this amount, $2,263 was allocated to land and the remaining $9,062 was allocated to mineral interests.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of
	September 30, 2025	June 30, 2025
Accounts payable, trade	$1,986	$692
Trade payable accruals	1,844	1,055
Environmental accruals	48	48
Total accounts payable and accrued liabilities	$3,878	$1,795

6.	CLASS B COMMON STOCK OF ECRC

The shares of Class B common stock of ECRC include rights under which the holders may exchange such shares into Common Shares. Certain of such shares were vested as of the Closing (as defined below) and are exchangeable at any time, from time to time, until the tenth anniversary of the Closing Date (as defined below) (the “Vested Shares”) and certain of such shares are subject to certain vesting conditions (the “Earnout Shares”).

Earnout Shares

The Earnout Shares were valued utilizing a Monte Carlo Simulation pricing model with the following primary inputs:

	September 30, 2025	June 30, 2025
Closing Common Share price	$6.68	$2.33
Term (expiry)	March 17, 2033	March 17, 2033
Implied volatility of our publicly traded Warrants	70.0%	75.0%
Risk-free rate	3.97%	4.04%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the three-month period ended September 30, 2025:

Amount
Fair value as of June 30, 2025	$5,880
Change in fair value	14,496
Fair value as of September 30, 2025	$20,376

Vested Shares

On August 13, 2025, 415,581 Vested Shares were exchanged for an equivalent number of Common Shares. This exchange resulted in a change in the Company’s ownership interest in ECRC and was accounted for as an equity transaction in accordance with Accounting Standards Codification (“ASC”) 810-10-45-23, with no gain or loss recognized. Accordingly, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company’s ownership interest with a corresponding offset booked to equity. As of September 30, 2025, 3,518,450 Vested Shares remained outstanding.

Because Board approval for cash payment and the occurrence of a fundamental transaction that would trigger cash payment are considered unlikely, the noncontrolling interest has not been adjusted to its redemption value. As such, noncontrolling interest balance is only being adjusted for the loss attributed to the noncontrolling interest and exchanges of Vested Shares to Common Shares since the noncontrolling interest is not currently considered redeemable.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

7.	COMMON SHARES

a)	Issuance

On July 18, 2025, the Company issued and sold 13,850,000 Common Shares, at an offering price of $3.25 per Common Share, in a registered offering (the “July 2025 Offering”) under the Company’s registration statement on Form S-3 (Registration No. 333-280176), pursuant to the Placement Agency Agreement between the Company and Maxim Group LLC (“Maxim”), dated July 17, 2025. The Company received net proceeds from the July 2025 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $41,186.

On September 19, 2025, the Company issued and sold 10,000,000 Common Shares, at an offering price of $5.00 per Common Share, in a registered direct offering (the “September 2025 Registered Direct Offering”) under the Company’s registration statement on Form S-3 (Registration No. 333-280176), pursuant to the Placement Agency Agreement between the Company and Maxim, dated September 17, 2025. The Company received net proceeds from the September 2025 Registered Direct Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $45,925.

On September 29, 2025, the Company issued and sold (a) 7,004,740 Common Shares at a public offering price of $6.15 per Common Share and (b) 2,755,260 pre-funded Warrants to purchase an aggregate of 2,755,260 Common Shares (the “September Pre-Funded Warrants”) at a public offering price of $6.1499 per September Pre-Funded Warrant in a confidentially marketed public offering (the “September 2025 Public Offering”) under the Company’s registration statement on Form S-3 (Registration No. 333-280176), pursuant to the Placement Agency Agreement between the Company and Maxim, dated September 26, 2025. On September 30, 2025, the Company issued 2,755,218 Common Shares in connection with the cashless exercise of all of the outstanding September Pre-Funded Warrants. The Company received net proceeds from the September 2025 Public Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $55,320.

b)	Stock Options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Balance, June 30, 2025	3,020,000	$3.09
Granted	1,955,000	4.35
Exercised	(200,000)	2.39
Cancelled/expired	-	-
Balance, September 30, 2025	4,775,000	$3.64	$12,027	3.7 Years

On August 18, 2025, the Company granted 1,955,000 Options with an exercise price of $4.35 and an average fair value price of $2.61 per Option, based on a Black-Scholes model with an average risk-free rate of 3.86%, average share price volatility of 76.92%, and a 4.5-year weighted average expected life. 250,000 of these Options were fully vested on the issuance date. 34% of the remaining 1,705,000 Options vested at issuance with the balance vesting equally over a two-year period in equal annual installments until August 18, 2027. For the three months ended September 30, 2025, the Company expensed $2,302 in the condensed consolidated statement of operations associated with the Option grants and related amortization.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

c)	Warrants
	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2025	29,985,922	$7.06
Granted	2,755,260	0.0001
Exercised	(10,856,224)	1.40
Expired	(250,000)	4.60
Balance, September 30, 2025	21,634,958	$8.91

As of September 30, 2025, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price	Expiry Date
413,432	3.54	December 22, 2025
315,000	2.20	June 24, 2026
662,500	1.75	November 5, 2026
1,859,080	1.75	November 13, 2026
15,666,626	11.50	March 17, 2028
1,266,742	2.31	September 17, 2028
514,045	2.07	November 5, 2029
937,533	2.07	November 13, 2029
21,634,958

2023 Private Warrants

On March 17, 2023 (the “Closing Date”), the Company closed a series of transactions (the “GXII Transaction”) pursuant to the Business Combination Agreement, dated as of September 25, 2022, by and among the Company, GXII, and Big Red Merger Sub Ltd. In connection with the closing of the GXII Transaction (the “Closing”), the Company assumed GXII’s obligations under the agreement governing the GXII share purchase warrants (the “GXII Warrants”), as amended by an assignment, assumption and amendment agreement (the “NioCorp Assumed Warrant Agreement”), and issued an aggregate of 15,666,626 Warrants (the “NioCorp Assumed Warrants”). The Company issued (a) 9,999,959 public NioCorp Assumed Warrants (the “2023 Public Warrants”) in respect of the GXII Warrants that were publicly traded prior to the Closing and (b) 5,666,667 NioCorp Assumed Warrants (the “2023 Private Warrants”) to GX Sponsor II LLC (the “Sponsor”).

Each 2023 Private Warrant entitles the holder to the right to purchase 1.11829212 Common Shares at an exercise price of $11.50 per 1.11829212 Common Shares (subject to adjustments for stock splits, stock dividends, reorganizations, recapitalizations and the like). No fractional shares will be issued upon exercise of any 2023 Private Warrants, and fractional shares that would otherwise be due to the exercising holder will be rounded down to the nearest whole Common Share. In no event will the Company be required to net cash settle any 2023 Private Warrant.

The 2023 Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in either case as long as the 2023 Private Warrants are held by the Sponsor, its members or any of their permitted transferees (as prescribed in the NioCorp Assumed Warrant Agreement). In accordance with the NioCorp Assumed Warrant Agreement, any 2023 Private Warrants that are held by someone other than the Sponsor, its members or any of their permitted transferees are treated as 2023 Public Warrants.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The Company classifies the 2023 Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the 2023 Private Warrants using a Black-Scholes pricing model:

Key Valuation Input	September 30, 2025	June 30, 2025
Closing Common Share price	$6.68	$2.33
Implied volatility of our publicly traded Warrants	65.0%	90.0%
Risk free rate	3.62%	3.70%
Dividend yield	0%	0%
Expected warrant life in years	2.5	2.7

As provided for in the NioCorp Assumed Warrant Agreement, during the three months ended September 30, 2025, a total of 2,281,881 2023 Private Warrants were exchanged for 2023 Public Warrants. Upon exchange, the Company recorded a non-cash loss of $1,217 in change in fair value of warrant liabilities in the condensed consolidated statement of operations, representing the change in fair value of the 2023 Private Warrants through the respective exercise dates.

The change in the 2023 Private Warrants liability is presented below:

For the Three Months Ended September 30, 2025
Fair value as of June 30, 2025	$2,532
Fair value adjustment for warrants exchanged	1,217
Exchange of warrants	(2,501)
Change in fair value	3,039
Fair value as of September 30, 2025	$4,287

April 2024 Warrants

As previously disclosed, on April 12, 2024, the Company issued and sold to Yorkville and Lind Global Fund II LP (“Lind II”, and together with Yorkville, the “April 2024 Purchasers”) $8,000 aggregate principal amount of unsecured notes (the “April 2024 Notes”), pursuant to a securities purchase agreement, dated April 11, 2024, between the Company and each of the April 2024 Purchasers. The Company also issued to the April 2024 Purchasers, in proportion to the aggregate principal amount of April 2024 Notes issued to each April 2024 Purchaser, Warrants (the “April 2024 Warrants”) to purchase up to 615,385 Common Shares, which are equal to 25% of the aggregate principal amount of April 2024 Notes issued to the April 2024 Purchasers divided by the exercise price of $3.25, subject to any adjustment to give effect to any stock dividend, stock split or recapitalization. The Company accounted for the April 2024 Warrants in accordance with ASC Topic 815, Derivatives and Hedging, and determined that at issuance, the April 2024 Warrants should be classified as a warrant liability. During the three-month period ended September 30, 2025, all of the outstanding April 2024 Warrants were exercised.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The change in the April 2024 Warrant liability is presented below:

For the Three Months Ended September 30, 2025
Fair value as of June 30, 2025	$489
Fair value adjustment for warrants exercised	1,318
Exercise of warrants	(1,807)
Fair value as of September 30, 2025	$-

The Company recorded a non-cash loss of $1,318 in change in fair value of warrant liabilities in the condensed consolidated statement of operations during the three-month period ended September 30, 2025, representing the change in fair value of the April 2024 Warrants through the respective exercise dates.

November 2024 Warrants

As previously disclosed, on November 13, 2024, the Company closed a non-brokered private placement of 2,199,602 units of the Company (the “November 2024 Units”). Each November 2024 Unit consisted of one Common Share, one Warrant (a “Series A Private Warrant”) to purchase one Common Share, and one-half of one Warrant (each whole such Warrant, a “Series B Private Warrant” and, together with the Series A Private Warrants, the “November 2024 Private Warrants”), with each Series B Private Warrant entitling the holder thereof to purchase one additional Common Share. The Series A Private Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 13, 2026. The Series B Private Warrants have an exercise price of $2.07 per underlying Common Share and will expire on November 13, 2029. Based upon the Company’s analysis of the criteria contained in ASC 815, the Company determined that the November 2024 Private Warrants met the definition of a derivative liability.

The Company classifies the November 2024 Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the November 2024 Private Warrants using a Black-Scholes pricing model:

	Series A Private Warrants		Series B Private Warrants
Key Valuation Input	September 30, 2025	June 30, 2025	September 30, 2025	June 30, 2025
Closing Common Share price	$6.68	$2.33	$6.68	$2.33
Historic equity volatility	97.30%	86.14%	76.06%	74.26%
Risk-free rate	3.62%	3.88%	3.69%	3.77%
Expected warrant life in years	1.12	1.37	4.12	4.38

The change in the fair value of the November 2024 Private Warrants is shown below:

For the Three Months Ended September 30, 2025
Fair value as of June 30, 2025	$3,831
Fair value adjustment for warrants exercised	885
Exercise of warrants	(1,227)
Change in fair value	11,100
Fair value as of September 30, 2025	$14,589

The Company recorded a non-cash loss of $885 in change in fair value of warrant liabilities in the condensed consolidated statement of operations during the quarter ended September 30, 2025, representing the change in fair value of the November 2024 Series A Private Warrants and Series B Private Warrants through the respective exercise dates.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

Other

As of September 30, 2025, the Company has access to up to $46,917 in net proceeds from the Yorkville Equity Facility Financing Agreement, through April 1, 2026. No Common Shares were issued under the Yorkville Equity Facility Financing Agreement during the three-month period ended September 30, 2025.

8.	Exploration Expenditures

	For the Three Months Ended September 30,
	2025	2024
Technical studies and engineering	$3,167	$-
Drilling	2,356	-
Field management and other	657	91
Metallurgical development	247	47
Geologists and field staff	657	-
Total	$7,084	$138

On August 4, 2025, ECRC entered into a Project Sub-Agreement (the “DoD Agreement”) with Advanced Technology International, an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the U.S. Department of Defense (“DoD”). Subject to the terms and conditions of the DoD Agreement, ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoD upon the achievement of certain project milestones. These milestones include, among other matters, the completion of new drilling operations at the Elk Creek Project to support the conversion of a portion of the current indicated mineral resources into measured mineral resources and the subsequent conversion of a portion of the current probable mineral reserves into proven mineral reserves, the production of samples of scandium metal and scandium-aluminum master alloys, and the completion of a new feasibility study for the Elk Creek Project. Reductions to exploration expenditures for reimbursement under the DoD Agreement will be recognized based on management’s assessment regarding the achievement of milestones set forth in the DoD Agreement. As of September 30, 2025, no individual milestones had been met.

9.	Leases

The Company incurred lease costs as follows:

	For the Three Months Ended September 30,
Operating Lease Cost:	2025	2024
Fixed rent expense	$24	$23
Variable rent expense	2	3
Short-term lease cost	2	3
Sublease income	(11)	(9)
Lease cost – other operating expense:	$17	$20

The maturities of lease liabilities are as follows as of September 30, 2025:

Future Lease Maturities
Total remaining lease payments	$124
Less portion of payments representing interest	(12)
Present value of lease payments	112
Less current portion of lease payments	(98)
Non-current lease liability	$14

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

10.	Fair Value Measurements

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025, and June 30, 2025, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$162,759	$162,759	$-	$-
Investment in equity securities	3	3	-	-
Total	$162,762	$162,762	$-	$-
Liabilities:
Earnout Shares liability	$20,376	$-	$-	$20,376
Warrant liabilities	18,876	-	18,876	-
Total	$39,252	$-	$18,876	$20,376

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,554	$25,554	$-	$-
Investment in equity securities	3	3	-	-
Total	$25,557	$25,557	$-	$-
Liabilities:
Earnout Shares liability	$5,880	$-	$-	$5,880
Warrant liabilities	6,852	-	6,852	-
Total	$12,732	$-	$6,852	$5,880

11.	SEGMENT INFORMATION

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

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the single operating segment and decides how to better allocate resources based on total operating expenses, net loss, changes in cash and cash equivalents, and cash and cash-equivalent balances that are reported on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. The CODM’s objective in making resource allocation decisions is to optimize the Company’s ability to develop and operate the Elk Creek Project. In addition, the CODM reviews the segment’s assets based on total assets reported on the Condensed Consolidated Balance Sheet, and the accounting policies of our single operating segment are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. For additional reportable single operating segment level financial information, see the Condensed Consolidated Financial Statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

12.	SUBSEQUENT EVENTS

The October 2025 Offering

On October 15, 2025, the Company issued and sold (a) 10,152,175 Common shares at an offering price of $9.34 per Common Share and (b) 5,925,000 pre-funded Warrants (the “October Pre-Funded Warrants”) to purchase up to an additional 5,925,000 Common Shares at an offering price of $9.3399 per October Pre-Funded Warrant in a registered offering (the “October 2025 Offering”) under the Company's registration statement on Form S-3 (Registration No. 333-290837), pursuant to the Placement Agency Agreement between the Company and Maxim, dated October 13, 2025. On October 17, 2025, the Company issued 5,924,942 Common Shares in connection with the cashless exercise of all of the outstanding October Pre-Funded Warrants. The Company received net proceeds from the October 2025 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $139,147.

Other Common Share Issuances

During the period from October 1, 2025 through November 13, 2025, the Company issued 2,546,457 Common Shares through the exercise of Warrants and Options by their holders and received cash totaling approximately $6,102.

Real Estate Purchase and Transfer Agreement

On November 7, 2025, ECRC completed the acquisition of a 40-acre parcel of land and associated mineral rights (the “November Property”) located within the one-square-mile section that comprises the Elk Creek Project area. The acquisition was completed in exchange for (i) the transfer of surface rights to a separate 40-acre tract constituting a portion of the September Properties, which lies outside the Elk Creek Project section, (ii) cash consideration of $500, and (iii) the grant of a 2% net smelter return royalty on the November Property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2025 filed on September 11, 2025 (the “Annual Report on Form 10-K”), which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Company uses certain non-GAAP financial measures. For a detailed description of each of the non-GAAP measures used herein, please refer to the discussion under “—Use of Non-GAAP Financial Measures and Reconciliations.”

This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report on Form 10-Q. See “—Note Regarding Forward-Looking Statements” below.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Board, and may include statements regarding, among other matters, the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Company’s niobium, scandium, and titanium project (the “Elk Creek Project”) located in southeastern Nebraska; NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); the estimated total upfront capital expenditure for the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, and titanium and the potential to produce rare earth elements at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; NioCorp’s ability to access the full amount of the expected net proceeds of the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”) between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”); NioCorp’s expectation that it will receive the full $10 million in reimbursement under the DoD Agreement (as defined below); the intended use of our cash balance as of September 30, 2025 as well as the proceeds from the October 2025 Offering (as defined below), the proceeds from the exercise of Common Share purchase warrants (“Warrants”) and the reimbursement payments pursuant to the DoD Agreement; the expected results of the 2025 Drilling Program (as defined below) at the Elk Creek Project; the expectation that the results of the 2025 Drilling Program will be used to update the feasibility study for the Elk Creek Project; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; statements with respect to the estimation of mineral resources and mineral reserves; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues, tariffs, and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements reflect material expectations and assumptions, including, without limitation, expectations and assumptions relating to: NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; the future price of metals; the stability of the financial and capital markets; and current estimates and assumptions regarding the Yorkville Equity Facility Financing Agreement and its benefits. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s requirement of significant additional capital; NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; NioCorp’s ability to achieve the required milestones and receive the full $10.0 million in reimbursement under the DoD Agreement; NioCorp’s ability to receive a final commitment of financing from EXIM or other debt financing or financial support on acceptable timelines, on acceptable terms, or at all; NioCorp’s ability to access the full amount of the expected net proceeds under the Yorkville Equity Facility Financing Agreement; NioCorp’s ability to continue to meet Nasdaq listing standards; risks relating to the common shares, no par value, of the Company (“Common Shares”), including price volatility, lack of dividend payments and dilution or the perception of the likelihood of any of the foregoing; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness, if any, the Yorkville Equity Facility Financing Agreement or other agreements may impair NioCorp’s ability to obtain additional financing, on acceptable terms, or at all; covenants contained in agreements with NioCorp’s secured creditors that may affect its assets; NioCorp’s limited operating history; NioCorp’s history of losses; the material weaknesses in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weaknesses and the timing of remediation; the possibility that NioCorp may qualify as a “passive foreign investment company (“PFIC”) under the Internal Revenue Code of 1986, as amended (the “Code”); the potential that the 2023 Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products; current and future offtake agreements, joint ventures, and partnerships, including our ability to negotiate extensions to existing agreements or to enter into new agreements, on favorable terms or at all; NioCorp’s ability to attract qualified management; estimates of mineral resources and reserves; mineral exploration and production activities; feasibility study results; the results of metallurgical testing; the results of technological research; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining industry; trade policies and tensions, including tariffs; inflationary pressures; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, or development activities; management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities of grades of reserves and resources; claims on the title to NioCorp’s properties; potential future litigation; and NioCorp’s lack of insurance covering all of NioCorp’s operations.

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

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on carrying out our near-term planned work programs associated with securing the project financing package necessary to complete mine development and construction of the Elk Creek Project.

Recent Corporate Events

On July 18, 2025, the Company issued and sold 13,850,000 Common Shares, at an offering price of $3.25 per Common Share, in a registered offering (the “July 2025 Offering”) under the Company’s registration statement on Form S-3 (Registration No. 333-280176), pursuant to the Placement Agency Agreement between the Company and Maxim Group LLC (“Maxim”), dated July 17, 2025. The Company received net proceeds from the July 2025 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $41.2 million.

On August 5, 2025, the Company announced that we entered into a Project Sub-Agreement (the “DoD Agreement”) with Advanced Technology International (“ATI”), an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the U.S. Department of Defense (“DoD”). Subject to the terms and conditions of the DoD

Agreement, ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoD upon the achievement of certain project milestones. These milestones include, among other matters, the completion of new drilling operations at the Elk Creek Project to support the conversion of a portion of the current indicated mineral resources into measured mineral resources and the subsequent conversion of a portion of the current probable mineral reserves into proven mineral reserves, the production of samples of scandium metal and scandium-aluminum master alloys, and the completion of a new feasibility study for the Elk Creek Project..

On September 19, 2025, the Company issued and sold 10,000,000 Common Shares, at an offering price of $5.00 per Common Share, in a registered direct offering (the “September 2025 Registered Direct Offering”) under the Company’s registration statement on Form S-3 (Registration No. 333-280176), pursuant to the Placement Agency Agreement between the Company and Maxim, dated September 17, 2025. The Company received net proceeds from the September 2025 Registered Direct Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $46.0 million.

On September 29, 2025, the Company issued and sold (a) 7,004,740 Common Shares at a public offering price of $6.15 per Common Share and (b) 2,755,260 pre-funded Warrants to purchase an aggregate of 2,755,260 Common Shares (the “September Pre-Funded Warrants”) at a public offering price of $6.1499 per September Pre-Funded Warrant in a confidentially marketed public offering (the “September 2025 Public Offering”) under the Company’s registration statement on Form S-3 (Registration No. 333-280176), pursuant to the Placement Agency Agreement between the Company and Maxim, dated September 26, 2025. On September 30, 2025, the Company issued 2,755,218 Common Shares in connection with the cashless exercise of all of the outstanding September Pre-Funded Warrants. The Company received net proceeds from the September 2025 Public Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $55.3 million.

On October 15, 2025, the Company issued and sold (a) 10,152,175 Common shares at an offering price of $9.34 per Common Share and (b) 5,925,000 pre-funded Warrants (the “October Pre-Funded Warrants”) to purchase up to an additional 5,925,000 Common Shares at an offering price of $9.3399 per October Pre-Funded Warrant in a registered offering (the “October 2025 Offering”) under the Company's registration statement on Form S-3 (Registration No. 333-290837), pursuant to the Placement Agency Agreement between the Company and Maxim, dated October 13, 2025. On October 17, 2025, the Company issued 5,924,942 Common Shares in connection with the cashless exercise of all of the outstanding October Pre-Funded Warrants. The Company received net proceeds from the October 2025 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $139.1 million.

The Company intends to use the net proceeds from the July 2025 Offering, September 2025 Registered Direct Offering, September 2025 Public Offering, and October 2025 Offering for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation.

Elk Creek Project Update

On August 1, 2025, Elk Creek Resources Corp. (“ECRC”), an indirect, majority-owned subsidiary of the Company, closed on its option to purchase three parcels of land in Johnson County, Nebraska (the “August Properties”), pursuant to the terms of the Option to Purchase, dated as of December 4, 2009, as amended (the “2009 Option Agreement”), and the Option to Purchase, dated December 4, 2014, as amended (the “2014 Option Agreement” and together with the 2009 Option Agreement, the “August Option Agreements”), each between Roger and Nancy Woltemath and ECRC. Pursuant to the terms of the August Option Agreements, Roger and Nancy Woltemath sold, transferred, conveyed and assigned to ECRC all of their rights, privileges, title and interest in and to the surface rights with respect to one of the parcels (consisting of the property known as Woltemath80S) and to the surface rights and associated mineral rights with respect to a 1.66-acre parcel. The purchase price was approximately $2.7 million, including indirect costs of $35,000.

On September 8, 2025, the Company announced the successful completion of its previously announced drilling program at the Elk Creek Project (the “2025 Drilling Program”). The 2025 Drilling Program was divided into two phases. Phase I of the 2025 Drilling Program comprised 11 HQ diamond drill holes totaling approximately 7,339 meters and Phase II of the 2025 Drilling Program comprised four HQ diamond drill holes totaling approximately 2,235 meters. Two additional geomechanical drill holes totaling approximately 1,950 meters were also completed as part of an accelerated effort to support the underground mine design related to access ramp development. Assays of the drill holes completed during the 2025 Drilling Program are underway at external laboratories.

The 2025 Drilling Program and associated technical work is designed to support the conversion of a portion of the Elk Creek Project's Indicated Mineral Resources into Measured Mineral Resources and the subsequent conversion of a portion of its Probable Mineral Reserves into Proven Mineral Reserves. The 2025 Drilling Program was designed to help meet Mineral Resource and Mineral Reserve classification requirements associated with the ongoing review of the Company's application for up to $800 million in potential debt financing by EXIM, as further discussed under “—Liquidity and Capital Resources.”

On September 30, 2025, ECRC closed on its options to purchase two parcels of land in Johnson County, Nebraska, which include: (i) a portion of the property known as Woltemath002, consisting of approximately 105.77 acres of land (the “Woltemath002 Property”), pursuant to the terms of the 2009 Option Agreement and (ii) the property known as Woltemath003J, consisting of approximately 220 acres of land (the “Woltemath003J Property” and, together with the Woltemath002 Property, the “ September Properties”), pursuant to the terms of the Amended and Restated Option to Purchase, dated January 4, 2017, as amended, between Victor and Juanita Woltemath (together with Roger and Nancy Woltemath, the “Owners”) and ECRC (the “2017 Option Agreement” and, together with the 2009 Option Agreement, the “September Option Agreements”). Pursuant to the terms of the September Option Agreements, the Owners sold, transferred, conveyed and assigned to ECRC all of their respective rights, privileges, title and interest in and to the surface rights and associated mineral rights, which consisted of approximately 325.77 acres of the property. The aggregate purchase price was approximately $11.3 million, including indirect costs of $29,000. This acquisition provides NioCorp with ownership of all land that hosts the Elk Creek Project’s Mineral Resource and Mineral Reserve and all acreage necessary to commence construction once project financing is obtained.

On November 7, 2025, ECRC completed the acquisition of a 40-acre parcel of land and associated mineral rights (the “November Property”) located within the one-square-mile section that comprises the Elk Creek Project area. The acquisition was completed in exchange for (i) the transfer of surface rights to a separate 40-acre tract constituting a portion of the September Properties, which lies outside the Elk Creek Project section, (ii) cash consideration of $500, and (iii) the grant of a 2% net smelter return royalty on the November Property. As a result of this transaction, the Company now holds full ownership of all surface rights within the one-square-mile section in which it plans to construct both the underground critical minerals mine and integrated surface processing facility associated with the Elk Creek Project.

Other Activities

The Company continues to execute a work plan to further advance the development of the Elk Creek Project. In addition to the expected updates to Mineral Resources and Mineral Reserves, noted above, the Company expects to finalize engineering and costing of its new and more efficient production process which incorporates the potential addition of light and heavy magnetic rare earth oxides, the planned production of titanium in the form of titanium tetrachloride, and the potential to produce both ferroniobium and niobium oxide as commercial products. In addition, the Company is advancing engineering to potentially modify the design of the mine to incorporate a twin ramp for access along with a Railveyor system for material movement instead of utilizing vertical mining shafts. The updated mine design is expected to also incorporate updated costing. This work is expected to be summarized in an updated feasibility study for the Elk Creek Project.

In addition to the work plans noted above, as funds become available through the Company’s fundraising efforts, the Company expects to undertake the following activities to further advance the Elk Creek Project and the Company is assessing and prioritizing the timing of these efforts:

●	Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
●	Negotiation and completion of offtake agreements for the remaining uncommitted production of niobium, scandium, and titanium from the Elk Creek Project, including the potential sale of titanium as titanium tetrachloride, as well as potential rare earth element production;
●	Negotiation and completion of engineering, procurement, and construction agreements;
●	Hiring of personnel to manage the Company’s responsibilities for construction and operations;
●	Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
●	Initiation and completion of the final detailed engineering for surface project facilities;
●	Construction of natural gas and electrical infrastructure to serve the Elk Creek Project site;
●	Completion of water supply agreements and related infrastructure to deliver fresh water to the Elk Creek Project site;
●	Continuation of mine groundwater investigation and control activities;
●	Initiation of long-lead equipment procurement activities;
●	Continuation of the Company’s efforts to secure additional federal, state, and local operating permits;

●	Completion of the characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs; and
●	Continued engineering and costing of road improvements near the junction of Nebraska state highways 50 and 62, which are intended to facilitate access to the Elk Creek Project site and manage increased traffic in the project vicinity.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred primarily related to costs incurred for the advancement of the Elk Creek Project and the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the Three Months Ended September 30,
	2025	2024
Operating expenses
Employee-related costs	$2,216	$330
Professional fees	875	450
Exploration expenditures	7,084	138
Other operating expenses	1,843	477
Total operating expenses	12,018	1,395
Change in fair value of Earnout Shares liability	14,496	816
Change in fair value of warrant liabilities	17,558	(56)
Change in fair values of convertible notes	-	17
Interest expense	-	44
Foreign exchange (gain) loss	(5)	8
Interest income	(560)	-
Other gains	-	(122)
Income tax benefit	-	-
Net loss and comprehensive loss	(43,507)	(2,102)
Less: Loss attributable to noncontrolling interest	(848)	(31)
Net loss attributable to the Company	$(42,659)	$(2,071)
Net loss per share attributable to the Company	$(0.53)	$(0.05)

Adjusted net loss	$(8,307)	$(1,407)
Adjusted net loss per share	$(0.07)	$(0.03)

Three-month period ended September 30, 2025 compared to the three-month period ended September 30, 2024

Significant items affecting operating expenses are noted below:

Employee-related expenditures increased for the three-month period in 2025 as compared to 2024 primarily due to the timing of options issued to employees in 2025.

Professional fees increased for the three-month period in 2025 as compared to 2024, primarily due to higher costs incurred in 2025 related to the timing of legal services associated with the preparation of the Company’s SEC registration statements filed in October 2025.

Exploration expenditures increased for the three-month period in 2025 as compared to 2024, primarily due to expenditures associated with the 2025 Drilling Program.

Other operating expenses include costs related to investor relations, general office expenditures, shareholder services and proxy expenditures, board-related expenditures, and other miscellaneous costs. These costs increased for the three-month period in 2025 as compared to 2024 primarily due to the timing of fully vested options to purchase

Common Shares (“Options”) issued to board members and advisors in 2025 and increases in investor-facing services and stipend payments provided to board members.

Other significant items impacting the change in the Company’s net loss and net loss per share are noted below:

Change in fair value of Earnout Shares liability represents the changes in fair value related to the shares of Class B common stock of ECRC, the rights of the holders of which to exchange such shares into Common Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the “Earnout Shares”). The 2025 expense represents the impact of an increase in the Company’s Common Share price on the financial modeling used to determine the period end fair values, whereas the 2024 gain represents the impact of a lower share price on the financial modeling results.

Change in fair value of warrant liabilities represents the changes in fair value of Warrants that are carried as liabilities in the condensed consolidated balance sheet. Expense for the three-month period ending September 30, 2025, reflects the impact of an increase in the Company’s Common Share price on the Black-Scholes modeling results for our outstanding Warrant liabilities, whereas the 2024 gain primarily represents the impact of a lower share price on the modeling at period end.

Interest income represents earnings from the investment of excess cash balances in a commercial money market account. The increase for the three-month period in 2025 as compared to 2024 is due to an increase in our cash balance resulting from our successful financing efforts during calendar year 2025.

Loss attributable to noncontrolling interest represents the portion of net loss in ECRC not owned by the Company. The increase in loss for the three-month period in 2025 as compared to 2024 is related to the increased exploration expenditures, as noted above, incurred by ECRC.

Adjusted net loss and adjusted net loss per share both increased for the three-month period in 2025, as compared to 2024, primarily due to the increase in exploration expenditures, as noted above, incurred by ECRC.

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

As discussed above under “—Recent Corporate Events”, the Company closed four equity offering transactions between July 18, 2025 and October 15, 2025. The combined net proceeds from these offerings were approximately $194.4 million, after deducting placement agency fees and other offering expenses payable by the Company. In addition, during the three-month period ended September 30, 2025, the Company issued an aggregate of 10,975,634 Common Shares through the exercise of Warrants and Options by their holders, for which the Company received proceeds totaling approximately $15.2 million. The Company expects to use these net proceeds for working capital and general corporate purposes, including to advance efforts to launch construction of the Elk Creek Project and move it to commercial operation.

As of September 30, 2025, the Company had cash of $162.8 million and working capital of $159.6 million, compared to cash of $25.6 million and working capital of $24.8 million on June 30, 2025.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash outflows are approximately $40.0 million to $50.0 million for the next twelve months. Our planned cash outflows over the next twelve months are expected to consist of expenditures relating to limited, incremental activities to advance certain aspects of the Elk Creek Project by NioCorp’s majority owned subsidiary, ECRC, corporate overhead costs, and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. These planned expenditures include expenditures relating to the anticipated completion of an updated resource and reserve estimate and associated mine plan and an updated capital cost estimate in connection with the EXIM application process, ongoing engineering and metallurgical test work, environmental and permitting activities, community and stakeholder engagement programs, corporate and administrative overhead, and advisory costs related to securing project financing.

The Company will need to secure additional capital to finance construction and achieve commercial production to support its long-term business objectives. Until sufficient funding for construction is secured, the Company expects to limit activities to modest, value-preserving work and project readiness efforts. The Company also intends to evaluate strategies and potential investment opportunities that could reduce overall project costs, capital requirements, or execution risk.

The planned corporate overhead costs over the next twelve months are approximately $11.0 million, including Elk Creek property lease commitments, which are $65,000 through June 30, 2026, and the settlement of outstanding accounts payable as of September 30, 2025.

The estimated financing costs associated with the Elk Creek Project over the next twelve months include, but are not limited to, costs relating to the EXIM application process, the scope of which remains under discussion with EXIM. On June 6, 2023, the Company announced that it had submitted an application to EXIM for up to $800 million in debt financing (the “EXIM Financing”) to fund the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative. The EXIM Financing is subject to, among other matters, the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee (the “TRC”) on October 2, 2023. In April 2024, EXIM provided the Company with a preliminary, non-binding indicative term sheet as part of a Preliminary Project Letter (the “PPL”), which also conveyed EXIM’s initial due diligence findings on the Company’s application for the EXIM Financing. The PPL identified additional project activities to be undertaken by the Company as part of EXIM’s due diligence process. These included, among other things, an updated mine plan and updated Elk Creek Project capital costs on a final or close-to-final basis reflecting updated process flows. The 2025 Drilling Program, which started in April 2025, was designed to help meet mineral resource and mineral reserve classification requirements necessary to complete certain of the additional project activities identified by the PPL. In addition, as previously disclosed, the Company took an additional step in the process by executing a professional services agreement with SLR Consulting to conduct an independent environmental and social review as part of EXIM’s ongoing project due diligence.

The Company continues to meet with EXIM, provide responses to requests for additional information from EXIM and to the consultants that are conducting due diligence on the Company’s application on behalf of EXIM and take steps to complete the additional project activities identified by the PPL. There can be no assurance as to what further project activities or matters EXIM may request in connection with the application process. We are currently unable to estimate how long the application process may take, and there can be no assurances that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

We expect our cash balance as of September 30, 2025, as well as the net proceeds from the October 2025 Offering, the proceeds from Warrant and Option exercises that occurred since September 30, 2025, and the reimbursement payments pursuant to the DoD Agreement, to be sufficient to fund our planned expenditures for the next twelve months. However, additional work is required in order to advance the Elk Creek Project to construction, requiring additional financing. The technical report summary for the Elk Creek Project prepared in accordance with subpart 1300 of Regulation S-K (“S-K 1300”) and filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,141.0 million. The actual amount of capital expenditure required to successfully achieve commercial production at the Elk Creek Project is subject to, among other factors, the timing and actual cost of further exploration, preparing feasibility studies, permitting, engineering and the construction of infrastructure, mining and processing facilities. In addition, to the extent that EXIM requests further project activities to be undertaken in connection with the diligence process, the Company would require additional funding to complete such activities. As noted above, the Company’s ability to continue operations, fund our current work plan, and construct and operate the Elk Creek Project is dependent on management’s ability to secure additional financing. When available, the Yorkville Equity Facility Financing Agreement provides an opportunity for opportunistic share sales to help fund our current work plan. However, the Yorkville Equity Facility Financing Agreement will expire by its terms on April 1, 2026.

Except for the potential funding from advances under the Yorkville Equity Facility Financing Agreement, as discussed above, and the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time. Management currently anticipates that it will fund the upfront capital expenditure amount for the Elk Creek Project through a combination of debt and equity financing, with approximately two-thirds of such amount being funded from the net proceeds of debt financing, including the amount of debt that would be represented by the EXIM Financing, if any. Management is actively pursuing additional sources of debt and equity financing to meet its long-term funding requirements, and while it has been successful in doing so in the past, there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and GX Sponsor II LLC, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. The various placement agency agreements entered into with Maxim in connection with the equity offerings described above under “—Recent Corporate Events,” including the October 2025 Placement Agency Agreement, also contain certain covenants that, among other things, limit NioCorp’s ability to enter into any variable rate transaction on or before November 28, 2025, including issuances of equity or debt securities that are convertible into Common Shares at variable rates and any equity line of credit, at-the-market offering agreement, or other continuous offering of Common Shares, other than with Maxim, subject to certain exceptions. Notwithstanding the restrictions set forth in the Exchange Agreement, as well as the various placement agency agreements, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities, including secured and unsecured convertible debt instruments, or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

As defined under S-K 1300, we are a development stage issuer and we have incurred losses since our inception. The Company will require additional capital to meet its long-term operating requirements. Uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions have contributed to general global economic uncertainty. During the three-month period ended September 30, 2025, these events continued to create uncertainty with respect to overall project funding and timelines. The Company will need to secure additional capital to finance construction and achieve commercial production to support its long-term business objectives.

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

Operating Activities

During the three months ended September 30, 2025, the Company’s operating activities consumed $6.7 million of cash (2024: $0.6 million). The cash used in operating activities for the three months ended September 30, 2025, reflects the Company’s funding of losses of $43.5 million, primarily resulting from increased fair value related to the Earnout

Shares and Warrant liabilities, share-based compensation, and other non-cash transactions. Overall, operational outflows during the three months ended September 30, 2025, increased from the corresponding period of 2024 due to costs and expenditures incurred in connection with the 2025 Drilling Program. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

During the three months ended September 30, 2025, the Company’s investing activities consumed $14.1 million of cash (2024: $0). The cash used in investing activities for the three months ended September 30, 2025, reflects the acquisition of additional land and mineral rights for the Elk Creek Project.

Financing Activities

Financing inflows were $158.0 million during the three months ended September 30, 2025 (2024 outflows: $1.2 million), with 2025 inflows reflecting the gross receipts of $155.0 million from the equity offerings, and $15.3 million from Warrant exercises, offset by $12.3 million of share issuance costs.

Cash Flow Considerations

The Company has historically relied upon debt and equity financings to finance its activities. Subject to the restrictions set forth in the Exchange Agreement and the various placement agency agreements with Maxim, the Company may pursue additional debt and/or equity financing in the medium term; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms, or at all.

The Company has limited financial resources compared to its proposed expenditures, no source of operating income, and no assurance that additional funding will be available to it for current or future projects, although the Company has been successful in the past in financing its activities through the sale of equity securities.

The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital markets conditions, and its success in developing the Elk Creek Project. Any quoted market for the Common Shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating revenue, cash flows, or earnings, and any depression of the trading price of the Common Shares could impact its ability to obtain equity financing on acceptable terms.

Historically, the Company has used net proceeds from issuances of Common Shares to provide sufficient funds to meet its near-term exploration and development plans and other contractual obligations when due. However, development and construction of the Elk Creek Project will require substantial additional capital resources. This includes funding for Elk Creek Project construction and other costs. See “—Liquidity and Capital Resources” above for the Company’s discussion of arrangements related to possible future financings.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates and Recent Accounting Pronouncements” as of June 30, 2025, in the Annual Report on Form 10-K.

Use of Non-GAAP Financial Measures and Reconciliations

The Company has included certain non-GAAP financial measures in this Quarterly Report on Form 10-Q such as adjusted net loss and adjusted net loss per share. Adjusted net loss for presentation purposes is our net loss attributable to the Company plus non-cash items plus (gain)/loss on non-recurring items plus tax adjustments. Adjusted net loss per share is the impact of these adjustments on the per share net losses incurred. These non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance U.S. GAAP. Because these non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. The Company’s management believes that presenting adjusted net loss and adjusted net loss per share provides investors with additional insight into underlying operating performance by excluding the non-cash losses noted above. Our presentation of certain non-GAAP financial measures should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculations of non-GAAP measures. These non-GAAP measures are not presented in accordance with U.S. GAAP and the use of these terms vary from others in our industry.

Reconciliations of net loss attributable to the Company to adjusted net loss and net loss per share attributable to the Company to adjusted net loss per share are presented below:

	For the Three Months Ended September 30,
	2025	2024
Net loss attributable to the Company	$(42,659)	$(2,071)
Adjustments:
Change in fair value of earnout liability	14,496	816
Change in fair value of warrant liability	17,558	(56)
Share based compensation	2,302	-
Other gains	(4)	(96)
Adjusted net loss	$(8,307)	$(1,407)

Net loss per share attributable to the Company	$(0.53)	$(0.05)
Adjustments:
Change in fair value of earnout liability	0.19	0.02
Change in fair value of warrant liability	0.24	-
Share based compensation	0.03	-
Other gains	-	-
Adjusted net loss per share	$(0.07)	$(0.03)

Certain U.S. Federal Income Tax Considerations

If NioCorp (or a subsidiary) is a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of Common Shares or other NioCorp securities (as determined under applicable U.S. federal income tax law), then certain significant adverse tax consequences could apply to such U.S. holder, including requirements to treat any gain realized upon a disposition of Common Shares (or other securities) as ordinary income, to include certain “excess distributions” on Common Shares in income, and to pay an interest charge on a portion of any such gain or distribution. NioCorp believes that it was classified as a PFIC during the taxable years ended June 30, 2025 and 2024, and, based on the current composition of its income and assets, as well as current business plans and financial expectations, that it may be classified as a PFIC for its current taxable year or in future taxable years. No opinion of legal counsel or ruling from the Internal Revenue Service (the “IRS”) concerning the PFIC status of NioCorp or any subsidiary has been obtained or is currently planned to be requested. The determination of whether any corporation was, or will be, a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether any corporation will be a PFIC for any taxable year depends on the assets and income of such corporation over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Quarterly Report on Form 10-Q. In addition, even if NioCorp concluded that it or any subsidiary was not classified as a PFIC, the IRS could challenge such determination and a court could sustain the challenge. Accordingly, there can be no assurance that NioCorp or any subsidiary will not be classified as a PFIC for any taxable year. Each holder of Common Shares or other NioCorp securities should consult its own tax advisors regarding the PFIC status of NioCorp and each subsidiary thereof and the resulting tax consequences to the holder, as well as any potential to mitigate such tax consequences through a “QEF” or “mark-to-market” election. See the “Risk Factors” section of the Annual Report on Form 10-K.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding Common Shares, Options, and Warrants as of November 13, 2025, is set out below, on a fully diluted basis.

Common Shares Outstanding (Fully Diluted)
Common Shares	119,360,725
Vested shares of ECRC Class B common stock (1)	3,518,450
Options (2)	4,777,500
Warrants (3)	19,338,512
(1)	Each exchangeable into one Common Share at any time, and from time to time, until March 17, 2033.
(2)	Each exercisable into one Common Share.
(3)	Includes 15,666,526 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares and 3,671,986 Warrants that are each exercisable into one Common Share.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, the CEO and the CFO have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, our CEO and CFO have concluded that the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting Existing as of September 30, 2025

The management of NioCorp Developments Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, the CEO and the CFO have concluded that, as of September 30, 2025, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, continued to exist as of September 30, 2025. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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

Remediation Plan for the Material Weaknesses

To address our material weaknesses existing as of September 30, 2025, we have implemented a detailed plan to address each individual material weakness identified, including the following:

●	We have and will continue to engage outside accounting and internal control consultants with subject matter expertise to supplement our level of knowledge, experience, and training in accounting and internal control over financial reporting.

●	We have developed a formal risk assessment process requiring periodic review and updates of current risks and internal controls, as well as a focus on potential future events that could result in additional risks and/or internal control lapses. This process is expected to enable us to effectively identify, develop, evolve, and implement controls and procedures to address risks, and results of this risk assessment process will be reviewed with the Audit Committee on a periodic basis.

●	We have hired additional personnel to assist with the monitoring and review of internal control functions.

●	We have developed an initial training plan to provide incremental training to accounting and finance personnel responsible for overall technical accounting and valuation-related transactions.

●	Management is developing a monitoring program to periodically evaluate and assess whether those responsible for controls are conducting their activities in accordance with their design, such that there is contemporaneous evidence that the components of internal control are present and functioning and will communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic, and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2025, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
3.3(2)	Amendment to Articles, effective March 17, 2023
4.1(3)	Placement Agency Agreement, dated as of September 26, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.2(3)	Form of September Pre-Funded Warrant (included in Exhibit 4.1)
4.3(4)	Placement Agency Agreement, dated as of October 13, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.4(4)	Form of October Pre-Funded Warrant (included in Exhibit 4.3)
10.1#	Amendment to Contract, dated August 18, 2025, between the Company and 76 Resources, LLC
10.2	Defense Industrial Base Consortium Base Agreement, dated as of July 22, 2025, between Elk Creek Resources Corp. and Advanced Technology International and Elk Creek Resources Corp.
10.3	Project Sub Agreement, dated as of August 4, 2025, by and between Elk Creek Resources Corp. and Advanced Technology International
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(5)	Inline XBRL Instance Document
101.SCH(5)	Inline XBRL Taxonomy Extension- Schema
101.CAL(5)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(5)	Inline XBRL Taxonomy Extension – Definitions

101.LAB(5)	Inline XBRL Taxonomy Extension – Labels
101.PRE(5)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management compensation plan, arrangement, or agreement.
(1)	Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on March 17, 2023, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on September 29, 2025, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on October 15, 2025, and incorporated herein by reference.
(5)	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2025 and 2024, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2025 and 2024, (iv) the Interim Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the Three Months ended September 30, 2025 and 2024 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: November 13, 2025

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2025