Form 10-Q
period 2025-12-31
NIOCORP DEVELOPMENTS LTD
filed 2026-02-06
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41655

NioCorp Developments Ltd.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization) 7000 South Yosemite Street, Suite 115, Centennial, CO (Address of Principal Executive Offices)	98-1262185 (I.R.S. Employer Identification No.) 80112 (Zip code)

Registrant’s telephone number, including area code: (720) 334-7066

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	NB	The Nasdaq Stock Market LLC
Warrants, each exercisable for 1.11829212 Common Shares	NIOBW	The Nasdaq Stock Market LLC
Common Share Purchase Rights	N/A	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

As of February 6, 2026, the registrant had 125,321,172 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025 (unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2025 and 2024 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the three and six months ended December 31, 2025 and 2024 (unaudited)	5

Notes to condensed consolidated financial statements (unaudited)	6 - 17

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

	As of
	December 31, 2025	June 30, 2025
ASSETS
Current
Cash and cash equivalents	$306,363	$25,554
Prepaid expenses and other	1,286	1,183
Total current assets	307,649	26,737
Non-current
Deposits	92	37
Investment in equity securities	2	3
Right-of-use assets	412	118
Land and buildings, net	5,939	839
Mineral properties	25,726	16,085
Intangible assets, net	5,973	—
Goodwill	2,220	—
Total assets	$348,013	$43,819

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,849	$1,795
Deferred reimbursements	6,770	—
Operating lease liability	162	98
Total current liabilities	$9,781	1,893
Non-current
Warrant liabilities, at fair value	13,746	6,852
Earnout liability, at fair value	16,187	5,880
Operating lease liability	251	33
Total liabilities	39,965	14,658
Commitments and contingencies
Redeemable noncontrolling interest	(650)	838
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; 120,774,400 and 58,491,196 shares outstanding, respectively	532,208	208,551
Accumulated deficit	(222,599)	(179,317)
Accumulated other comprehensive loss	(911)	(911)
Total shareholders’ equity	308,698	28,323
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$348,013	$43,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Operating expenses
Employee related costs	$1,291	$904	$3,507	$1,234
Professional fees	1,313	772	2,188	1,222
Exploration expenditures	4,632	261	11,716	399
Other operating expenses	2,266	964	4,109	1,441
Total operating expenses	9,502	2,901	21,520	4,296
Change in fair value of earnout shares liability	(4,189)	(1,569)	10,307	(753)
Change in fair value of warrant liabilities	(1,732)	(837)	15,826	(893)
Change in fair value of convertible notes	—	23	—	40
Interest expense	—	4	—	48
Foreign exchange (gain) loss	8	(4)	3	4
Interest income	(2,384)	—	(2,944)	—
Other gains	—	—	—	(122)
Loss before income taxes	(1,205)	(518)	(44,712)	(2,620)
Income tax benefit	—	—	—	—
Net loss and comprehensive loss	(1,205)	(518)	(44,712)	(2,620)
Less: Net loss attributable to redeemable noncontrolling interest	(582)	(68)	(1,430)	(99)
Net loss and comprehensive loss attributable to the Company	$(623)	$(450)	$(43,282)	$(2,521)

Loss per common share, basic and diluted	$—	$(0.01)	$(0.44)	$(0.06)
Weighted average common shares outstanding, basic and diluted	116,822,155	41,168,372	95,890,596	39,764,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the Six Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(44,712)	$(2,620)
Adjustments for:
Change in fair value of earnout shares liability	10,307	(753)
Change in fair value of warrant liabilities	15,826	(893)
Other gain	—	(122)
Share-based compensation	3,086	781
Fair value of private placement warrants	—	144
Accretion of convertible debt	—	44
Change in fair value of convertible note	—	40
Loss on equity facility issuances	236	37
Depreciation	46	1
Non-cash lease activity	(12)	(2)
	(15,223)	(3,343)
Change in working capital items, net of effects of acquired business:
Deferred reimbursements	6,770	—
Prepaid expenses	(4)	654
Accounts payable and accrued liabilities	950	709
Net cash used in operating activities	(7,507)	(1,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Assets acquired in business combination	(8,400)	—
Acquisition of mineral rights	(9,641)	—
Acquisition of land and buildings	(4,932)	(5)
Deposits	(55)	—
Net cash used in investing activities	(23,028)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	334,819	7,828
Debt repayments	—	(6,047)
Related party debt draws	—	33
Related party debt repayment	—	(33)
Share issue costs	(23,475)	(1,331)
Net cash provided by financing activities	311,344	450
Change in cash and cash equivalents during the period	280,809	(1,535)
Cash and cash equivalents, beginning of period	25,554	2,012
Cash and cash equivalents, end of period	$306,363	$477

Supplemental cash flow information:
Conversion of debt for common shares	$—	$501
Additions to construction in progress not yet paid	107	—
Value of warrants issued	—	2,262
Interest paid	—	4

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share data) (unaudited)

	For the Three Months Ended December 31, 2025 and 2024
	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, September 30, 2024	38,720,244	$167,275	$(163,983)	$(911)	$2,381	$1,503
Equity placements	3,791,958	4,218	—	—	4,218	—
Equity facility draws	811,000	1,172	—	—	1,172	—
Class B share conversions	348,085	119	—	—	119	(119)
Share-based compensation	—	781	—	—	781	—
Share issuance costs	—	(1,330)	—	—	(1,330)	—
Loss for the period	—	—	(450)	—	(450)	(68)
Balance, December 31, 2024	43,671,287	$172,235	$(164,433)	$(911)	$6,891	$1,316
Balance, September 30, 2025	100,737,151	$374,398	$(221,976)	$(911)	$151,511	$(68)
Equity placements	10,152,175	150,160	—	—	150,160	—
Equity facility draws	1,200,000	7,800	—	—	7,800	—
Warrant exercises	8,432,764	9,152	—	—	9,152	—
Option exercises	250,000	1,088	—	—	1,088	—
Class B share conversions	2,310	—	—	—	—	—
Share-based compensation	—	784	—	—	784	—
Share issuance costs	—	(11,174)	—	—	(11,174)	—
Loss for the period	—	—	(623)	—	(623)	(582)
Balance, December 31, 2025	120,774,400	$532,208	$(222,599)	$(911)	$308,698	$(650)

	For the Six Months Ended December 31, 2025 and 2024
	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2024	38,062,647	$163,823	$(161,912)	$(911)	$1,000	$1,534
Equity placements	3,791,958	4,218	—	—	4,218	—
Equity facility draws	1,210,250	1,863	—	—	1,863	—
Issuance of warrants	—	2,262	—	—	2,262	—
Debt conversions	258,347	501	—	—	501	—
Class B share conversions	348,085	119	—	—	119	(119)
Share-based compensation	—	781	—	—	781	—
Share issuance costs	—	(1,332)	—	—	(1,332)	—
Loss for the period	—	—	(2,521)	—	(2,521)	(99)
Balance, December 31, 2024	43,671,287	$172,235	$(164,433)	$(911)	$6,891	$1,316
Balance, June 30, 2025	58,491,196	$208,551	$(179,317)	$(911)	$28,323	$838
Equity placements	41,006,915	305,197	—	—	305,197	—
Equity facility draws	1,200,000	7,800	—	—	7,800	—
Warrant exercises	19,288,946	27,402	—	—	27,402	—
Option exercises	369,452	1,088	—	—	1,088	—
Class B share conversions	417,891	58	—	—	58	(58)
Private warrant conversions	—	2,501	—	—	2,501	—
Share-based compensation	—	3,086	—	—	3,086	—
Share issuance costs	—	(23,475)	—	—	(23,475)	—
Loss for the period	—	—	(43,282)	—	(43,282)	(1,430)
Balance, December 31, 2025	120,774,400	$532,208	$(222,599)	$(911)	$308,698	$(650)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

1.
DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (“we,” “us,” “our,” “NioCorp,” or the “Company”) was incorporated on February 27, 1987, under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in North America, specifically, the Company’s niobium/scandium/titanium property (the “Elk Creek Project”) located in southeastern Nebraska. The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project to construction and commercial operation. In December 2025, the Company acquired certain manufacturing assets and intellectual property related to aluminum-scandium ("Al-Sc") alloy production, which are intended to support a potential future domestic scandium supply chain, subject to financing and development.

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of $306,363 and working capital of $297,868. Based on its current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within one year from the issuance date of these condensed consolidated financial statements, which have been prepared on a going concern basis.

The Company will require additional capital to fully develop, construct, and operate the Elk Creek Project. Management expects that future capital requirements will be met through a combination of debt financing, equity financings, and other funding sources.

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

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows as of December 31, 2025, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2025. The interim results are not necessarily indicative of results for the full year ending June 30, 2026, or future operating periods.

b)
Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. The amendments are effective for the Company's annual periods beginning after July 1, 2025, with early adoption permitted, and should be applied prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The guidance establishes authoritative accounting and disclosure requirements for government grants received by business entities, permits early adoption, and is effective for annual reporting periods beginning after December 15, 2028, with application on a prospective basis. The Company early adopted ASU 2025-10 effective December 31, 2025. Upon adoption, the Company concluded that the DoD Agreement (as defined in Note 8 below) represents a government grant within the scope of Topic 832. Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements, as the Company’s existing accounting policies for accounting for government grants are consistent with the guidance.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

c)
Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of mineral properties, goodwill and intangible assets, deferred income tax asset valuations, earnout valuation, warrant liabilities, and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

d)
Basic and Diluted Earnings per Share

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Net loss	$(1,205)	$(518)	$(44,712)	$(2,620)
Adjust: Net loss attributable to noncontrolling interest	(582)	(68)	(1,430)	(99)
Net loss available to participating securities	(623)	(450)	(43,282)	(2,521)
Net loss attributable to vested shares of ECRC Class B common stock	(128)	(48)	(1,132)	(176)
Net loss attributed to common shareholders - basic and diluted	$(495)	$(402)	$(42,150)	$(2,345)
Denominator:
Weighted average shares outstanding – basic and diluted	116,822,155	41,168,372	95,890,596	39,764,858
Loss per Common Share outstanding – basic and diluted	$—	$(0.01)	$(0.44)	$(0.06)

The following common shares, no par value, of the Company (“Common Shares”) underlying options to purchase Common Shares (“Options”), Common Share purchase warrants (“Warrants”), and outstanding convertible debt were antidilutive

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the periods indicated below:

	As of December 31,
Excluded potentially dilutive securities (1)(2):	2025	2024
Options	4,852,500	3,068,000
Warrants (3)	19,127,147	26,740,515
Total potential dilutive securities	23,979,647	29,808,515

(1)
The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.
(2)
Earnout Shares (as defined in Note 6 below) are excluded as the vesting terms were not met as of the end of the reporting period.
(3)
Includes 15,666,526 NioCorp Assumed Warrants (as defined in Note 7c below) (December 31, 2024: 15,666,626) that are each exercisable into 1.11829212 Common Shares. The remaining Warrants are each exercisable into one Common Share.
3.
ACQUISITION

On December 4, 2025, the Company completed the acquisition of certain manufacturing assets and intellectual property of FEA Materials LLC, a producer of scandium-containing aluminum master alloys. The Company did not acquire any equity or other legal interest in FEA Materials LLC in connection with the transaction. The transaction was accounted for as a business combination under ASC 805 as the acquired assets and processes constituted a business. The acquisition was made to obtain proprietary technology and manufacturing capabilities to support the Company’s scandium alloy commercialization strategy, and control was obtained through the purchase of the acquired assets. The following table summarizes the fair values of the assets acquired at the acquisition date:

Fair Value
Accounts receivable and prepaids	$7
Inventory	88
Fixed assets	63
Security deposit	5
Intangible asset – technology	6,017
Goodwill	2,220
Assets acquired	$8,400

The excess of the purchase consideration over the fair value of net assets acquired, totaling $2,220, was recorded as goodwill. The goodwill primarily reflects expected future growth opportunities and anticipated synergies resulting from the integration of the acquired technology and production capabilities into the Company’s scandium alloy commercialization strategy. The goodwill is expected to be deductible for income tax purposes. The purchase price allocation is based on management’s estimates as of the acquisition date, and management has substantially completed its evaluation of the fair values of the assets acquired. Any measurement-period adjustments identified would be recorded in accordance with ASC 805.

The Company recognized identifiable intangible assets related to acquired technology, consisting of a group of patented and proprietary intellectual property. The intangible assets were valued using an income approach, specifically the multi-period excess earnings method, which incorporates significant unobservable inputs (Level 3), including management’s estimates of future cash flows, discount rates, and assumptions related to obsolescence. The acquired intangible assets are being amortized on a straight-line basis over their estimated weighted-average remaining useful life of 10 years. As of December 31, 2025, the Company expects to recognize amortization expense of approximately $301 for the remainder of fiscal year 2026, and approximately $602 annually for each of fiscal years 2027 through 2030, with the remaining $3,265 recognized thereafter.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The Company incurred $131 of transaction costs related to the acquisition, which were expensed as incurred and recognized in other operating expenses. Pro forma financial information has not been presented as the acquisition was not deemed significant under SEC Regulation S-X.

4.
LAND AND MINERAL PROPERTIES

During the six-month period ended December 31, 2025, Elk Creek Resources Corp. (“ECRC”), an indirect, majority-owned subsidiary of the Company, completed several acquisitions of land and associated mineral rights in Johnson County, Nebraska, in support of the development of the Elk Creek Project, as disclosed below.

August Property Purchases

On August 1, 2025, ECRC closed its options to purchase three parcels of land consisting of (i) an 80-acre parcel of surface rights and (ii) two smaller parcels totaling approximately 1.66 acres that included both surface rights and associated mineral rights. The total purchase price was approximately $2,699, including $35 of indirect costs. Of this amount, $2,650 was allocated to land and $49 was allocated to mineral interests.

September Property Purchases

On September 30, 2025, ECRC closed on its options to purchase two additional parcels of land consisting of (i) a 105.77-acre parcel and (ii) a 220-acre parcel, each including both surface rights and associated mineral rights. The total purchase price was approximately $11,325, including $29 of indirect costs. Of this amount, $2,263 was allocated to land and $9,062 was allocated to mineral interests.

November Property Purchase

On November 7, 2025, ECRC acquired a 40-acre parcel of land and associated mineral rights located within the one-square-mile section that comprises the Elk Creek Project area. The acquisition was completed through (i) the transfer of surface rights to a separate 40-acre tract previously acquired as part of the September Property Purchases, (ii) cash consideration of $500 for the mineral rights, and (iii) the grant of a 2% net smelter return royalty on the acquired parcel. The surface-rights exchange involved parcels of substantially identical value, resulting in no gain or loss recognized. The total purchase price was $551, including $51 of indirect costs, with $531 allocated to mineral interests and $20 allocated to land.

5.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of
	December 31, 2025	June 30, 2025
Accounts payable, trade	$924	$692
Trade payable accruals	1,877	1,055
Environmental accruals	48	48
Total accounts payable and accrued liabilities	$2,849	$1,795

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

Earnout Shares

The Earnout Shares were valued utilizing a Monte Carlo Simulation pricing model with the following primary inputs:

	December 31, 2025	June 30, 2025
Closing Common Share price	$5.30	$2.33
Term (expiry)	March 17, 2033	March 17, 2033
Implied volatility of our publicly traded Warrants	80.0%	75.0%
Risk-free rate	3.96%	4.04%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the six-month period ended December 31, 2025:

Amount
Fair value as of June 30, 2025	$5,880
Change in fair value	10,307
Fair value as of December 31, 2025	$16,187

Vested Shares

During the six-month period ended December 31, 2025, 417,891 Vested Shares were exchanged for an equivalent number of Common Shares. These exchanges resulted in a change in the Company’s ownership interest in ECRC and were accounted for as an equity transaction in accordance with Accounting Standards Codification (“ASC”) 810-10-45-23, with no gain or loss recognized. Accordingly, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company’s ownership interest with a corresponding offset booked to equity. As of December 31, 2025, 3,516,140 Vested Shares remained outstanding.

Because Board approval for cash payment and the occurrence of a fundamental transaction that would trigger cash payment are considered unlikely, the noncontrolling interest has not been adjusted to its redemption value. Accordingly, the noncontrolling interest balance is only being adjusted for the losses attributable to the noncontrolling interest and exchanges of Vested Shares to Common Shares. As of December 31, 2025, cumulative losses attributable to the noncontrolling interest exceeded its carrying amount, resulting in a deficit noncontrolling interest balance.

7.
COMMON SHARES
a)
Issuances

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

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

b)
Stock Options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Balance, June 30, 2025	3,020,000	$3.09
Granted	2,282,500	4.68
Exercised	(450,000)	3.48
Cancelled/expired	—	—
Balance, December 31, 2025	4,852,500	$3.80	$8,450	3.6 Years

During the six-month period ended December 31, 2025, the Company granted 2,282,500 Options with a weighted average exercise price of $4.68 and an average grant-date fair value of $2.84 per Option, as determined using the Black-Scholes option pricing models. The assumptions used in the Black-Scholes models included an average risk-free interest rate of 3.84%, average expected share price volatility of 76.8%, and an average expected life of 4.56 years. Of the Options granted, 250,000 vested immediately upon issuance. The remaining Options are subject to service-based vesting, including (i) Options that vest partially upon issuance with the remainder vesting in substantially equal installments over one- and two-year periods, (ii) Options that vest in installments over 12, 18, and 24 months, and (iii) Options that vest in installments over one-, two-, and three-year periods.

For the six-month period ended December 31, 2025, the Company recognized $3,086 of stock-based compensation expense in the condensed consolidated statement of operations related to these Option grants and associated amortization.

c)
Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2025	29,985,922	$7.06
Granted	8,680,260	0.0001
Exercised	(19,289,035)	1.09
Expired	(250,000)	4.60
Balance, December 31, 2025	19,127,147	$9.77

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

As of December 31, 2025, the Company had outstanding exercisable Warrants, as follows:

Number	Exercise Price	Expiry Date
279,000	$1.75	November 5, 2026
1,525,331	1.75	November 13, 2026
15,666,526	11.50	March 17, 2028
666,742	2.31	September 17, 2028
217,295	2.07	November 5, 2029
772,253	2.07	November 13, 2029
19,127,147

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

The Company classifies the 2023 Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the 2023 Private Warrants using a Black-Scholes pricing model:

	December 31, 2025	June 30, 2025
Closing Common Share price	$5.30	$2.33
Implied volatility of our publicly traded Warrants	98.0%	90.0%
Risk free rate	3.50%	3.70%
Dividend yield	0%	0%
Expected warrant life in years	2.2	2.7

As provided for in the NioCorp Assumed Warrant Agreement, during the six months ended December 31, 2025, a total of 2,281,881 2023 Private Warrants were exchanged for 2023 Public Warrants. Upon exchange, the Company recorded a non-cash loss of $1,217 in change in fair value of warrant liabilities in the condensed consolidated statement of operations, representing the change in fair value of the 2023 Private Warrants through the respective exercise dates.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The change in the 2023 Private Warrants liability is presented below:

For the Six Months Ended December 31, 2025
Fair value as of June 30, 2025	$2,532
Fair value adjustment for warrants exchanged	1,217
Exchange of warrants	(2,501)
Change in fair value	3,624
Fair value as of December 31, 2025	$4,872

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

The change in the April 2024 Warrant liability is presented below:

For the Six Months Ended December 31, 2025
Fair value as of June 30, 2025	$489
Fair value adjustment for warrants exercised	1,318
Exercise of warrants	(1,807)
Fair value as of December 31, 2025	$—

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

December 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The Company classifies the November 2024 Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the November 2024 Private Warrants using a Black-Scholes pricing model:

	Series A Private Warrants		Series B Private Warrants
	December 31, 2025	June 30, 2025	December 31, 2025	June 30, 2025
Closing Common Share price	$5.30	$2.33	$5.30	$2.33
Historic equity volatility	99.41%	86.14%	80.40%	74.26%
Risk-free rate	3.49%	3.88%	3.63%	3.77%
Expected warrant life in years	0.87	1.37	3.87	4.38

The change in the fair value of the November 2024 Private Warrants is shown below:

For the Six Months Ended December 31, 2025
Fair value as of June 30, 2025	$3,831
Fair value adjustment for warrants exercised	1,680
Exercise of warrants	(4,623)
Change in fair value	7,986
Fair value as of December 31, 2025	$8,874

The Company recorded a non-cash loss of $1,680 in change in fair value of warrant liabilities in the condensed consolidated statement of operations during the six-month period ended December 31, 2025, representing the change in fair value of the November 2024 Series A Private Warrants and Series B Private Warrants through the respective exercise dates.

d)
Shareholder Rights Plan

On November 21, 2025, the Company adopted a limited-duration shareholder rights plan (the “Rights Plan”). One right (a “Right”) was issued for each Common Share outstanding as of December 4, 2025, and a Right automatically attaches to each subsequently issued Common Share until the expiration of the Rights Plan. The Rights generally become exercisable only if a person or group acquires or announces the current intention of commencing a take-over bid to acquire beneficial ownership of 20% or more of the Company’s outstanding Common Shares other than through a permitted bid made in compliance with applicable Canadian take-over bid rules. If the Rights become exercisable, each holder of a Right, other than the acquiring person, would be entitled to purchase additional Common Shares at a discount to the then-current market price.

The Rights Plan was not adopted in response to any specific take-over proposal. The Rights Plan expires on May 21, 2026, or earlier as provided by the terms of the agreements governing the Rights Plan. Adoption of the Rights Plan did not have an impact on the Company’s consolidated financial statements for the period ended December 31, 2025.

e)
Other

As of December 31, 2025, the Company has access to up to $41,303 in net proceeds from Yorkville Equity Facility Financing Agreement through April 1, 2026. The Company issued the following Common Shares under the Yorkville Equity Facility Financing Agreement during the three- and six-month periods presented below:

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Common Shares issued	1,200,000	811,000	1,200,000	1,210,250
Gross funds received	$7,564	$1,134	$7,564	$1,826
Market value of Common Shares issued	7,800	1,172	7,800	1,863
Loss on issuance	236	38	236	37

8.
Exploration Expenditures

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Technical studies and engineering	$2,730	$4	$5,897	$4
Drilling	171	—	2,527	—
Field management and other	524	210	1,181	301
Metallurgical development	962	47	1,209	94
Geologists and field staff	329	—	986	—
Subtotal	$4,716	$261	$11,800	$399
Less: reimbursements recognized	(84)	—	(84)	—
Net exploration expense	$4,632	$261	$11,716	$399

On August 4, 2025, ECRC entered into a Project Sub-Agreement (the “DoD Agreement”) with Advanced Technology International, an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the U.S. Department of Defense (“DoD”). The DoD Agreement commenced upon full execution and has an initial term through December 30, 2028, with an option to extend the term for an additional five-year period through December 30, 2033. Subject to the terms and conditions of the DoD Agreement, ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoD upon the achievement of certain project milestones. These milestones include, among other matters, the completion of new drilling operations at the Elk Creek Project to support the conversion of a portion of the current indicated mineral resources into measured mineral resources and the subsequent conversion of a portion of the current probable mineral reserves into proven mineral reserves, the production of samples of scandium metal and Al-Sc master alloys, and the completion of a new feasibility study for the Elk Creek Project. Reductions to exploration expenditures for reimbursement under the DoD Agreement will be recognized based on management’s assessment regarding the achievement of milestones set forth in the DoD Agreement. As of December 31, 2025, the Company had received reimbursements totaling $6,854, of which $84 was recognized as a reduction of exploration expenditures, with the remaining $6,770 recorded as deferred reimbursements in current liabilities.

9.
Leases

The Company incurred lease costs as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Operating Lease Cost:
Fixed rent expense	$43	$23	$67	$46
Variable rent expense	5	4	7	7
Short-term lease cost	2	2	4	5
Sublease income	(16)	(15)	(27)	(24)
Lease cost – other operating expense:	$34	$14	$51	$34

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The maturities of lease liabilities are as follows as of December 31, 2025:

Future Lease Maturities
Total remaining lease payments	$455
Less portion of payments representing interest	(42)
Present value of lease payments	413
Less current portion of lease payments	(162)
Non-current lease liability	$251

Effective October 1, 2025, the Company executed an amendment to its existing operating lease for office space at the Company's principal executive offices in Centennial, Colorado, which extended the lease term by an additional 27 months. In accordance with ASC 842, the amendment was accounted for as a modification of the existing lease, resulting in a remeasurement of the lease liability and a corresponding adjustment to the right-of-use asset. The modification increased both the right-of-use asset and the lease liability by approximately $345. The impact of this modification is not material to the Company’s financial statements.

10.
Fair Value Measurements

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, and June 30, 2025, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$306,363	$306,363	$—	$—
Investment in equity securities	2	2	—	—
Total	$306,365	$306,365	$—	$—
Liabilities:
Earnout shares liability	$16,187	$—	$—	$16,187
Warrant liabilities	13,746	—	13,746	—
Total	$29,933	$—	$13,746	$16,187

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,554	$25,554	$—	$—
Investment in equity securities	3	3	—	—
Total	$25,557	$25,557	$—	$—
Liabilities:
Earnout shares liability	$5,880	$—	$—	$5,880
Warrant liabilities	6,852	—	6,852	—
Total	$12,732	$—	$6,852	$5,880

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

11.
SEGMENT INFORMATION

The Company has one operating and reportable segment in the United States. The United States segment includes the exploration, development, and site management of the Elk Creek Project, as well as early-stage scandium technology and commercialization initiatives held through wholly owned subsidiaries. The segment holds substantially all of the Company’s assets and does not presently generate revenues from operations. Through this segment, the Company seeks to position the Elk Creek Project as a development opportunity in the strategic minerals sector. The Company’s chief operating decision maker is the Chief Executive Officer (“CODM”).

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

12.
SUBSEQUENT EVENTS

Other Common Share Issuances

During the period from January 1, 2026 through February 6, 2026, the Company issued 4,527,662 Common Shares through advances under the Yorkville Equity Facility Agreement and received cash totaling approximately $31,146.

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

All currency amounts are stated in thousands of U.S. dollars, except for share data ,unless noted otherwise.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Board, and may include statements regarding, among other matters, the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Company’s niobium, scandium, and titanium project (the “Elk Creek Project”) located in southeastern Nebraska; NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); the estimated timing and capital costs of the Portal Project (as defined below); the estimated total upfront capital expenditure for the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, and titanium and the potential to produce rare earth elements at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; NioCorp’s ability to access the full amount of the expected net proceeds of the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”) between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”); NioCorp’s expectation that it will receive the full $10.0 million in reimbursement under the DoD Agreement (as defined below); the intended use of our cash balance as of December 31, 2025 as well as the proceeds from the October 2025 Offering (as defined below), the proceeds from the exercise of Common Share purchase warrants (“Warrants”) and the reimbursement payments pursuant to the DoD Agreement; the expected results of the 2025 Drilling Program (as defined below) at the Elk Creek Project; the expectation that the results of the 2025 Drilling Program will be used to update the feasibility study for the Elk Creek Project; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of technical and economic analyses on the potential addition of magnetic rare earth oxides to NioCorp’s planned product suite; statements with respect to the estimation of mineral resources and mineral reserves; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; the duration and anticipated benefits of the Rights Plan (as defined below); NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues, tariffs, and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full-time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,”

“may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements reflect material expectations and assumptions, including, without limitation, expectations and assumptions relating to: NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; the future price of and demand for metals, including aluminum-scandium("Al-Sc") alloy; and the stability of the financial and capital markets. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s requirement of significant additional capital; NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; NioCorp’s ability to achieve the required milestones and receive the full $10.0 million in reimbursement under the DoD Agreement; NioCorp’s ability to receive a final commitment of financing from EXIM or other debt financing or financial support on acceptable timelines, on acceptable terms, or at all; NioCorp’s ability to access the full amount of the expected net proceeds under the Yorkville Equity Facility Financing Agreement; NioCorp’s ability to continue to meet Nasdaq listing standards; risks relating to the common shares, no par value, of the Company (“Common Shares”), including price volatility, lack of dividend payments and dilution or the perception of the likelihood of any of the foregoing; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness, if any, the Yorkville Equity Facility Financing Agreement or other agreements may impair NioCorp’s ability to obtain additional financing, on acceptable terms, or at all; covenants contained in agreements with NioCorp’s secured creditors that may affect its assets; NioCorp’s limited operating history; NioCorp’s history of losses; the material weaknesses in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weaknesses and the timing of remediation; the possibility that NioCorp may qualify as a “passive foreign investment company (“PFIC”) under the Internal Revenue Code of 1986, as amended (the “Code”); the potential that the 2023 Transactions could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products; current and future offtake agreements, joint ventures, and partnerships, including our ability to negotiate extensions to existing agreements or to enter into new agreements, on favorable terms or at all; NioCorp’s ability to attract qualified management; estimates of mineral resources and reserves; mineral exploration and production activities; feasibility study results; the results of metallurgical testing; the results of technological research; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining and scandium alloy industries; trade policies and tensions, including tariffs; inflationary pressures; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, development, or scandium alloy production activities; management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities of grades of reserves and resources; claims on the title to NioCorp’s properties; the infringement or loss of NioCorp's intellectual property rights; potential future litigation; and NioCorp’s lack of insurance covering all of NioCorp’s operations.

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

Company Overview

NioCorp is developing the Elk Creek Project, located in southeast Nebraska. The Elk Creek Project is a development-stage property that has disclosed niobium, scandium, and titanium reserves and resources and disclosed rare earth mineral resources. The Company is continuing technical and economic studies around the rare earths contained in the Elk Creek Project’s mineral resources in order to determine whether extraction of rare earth elements can be reasonably justified and economically viable after taking into account all relevant factors. Niobium has developing applications in the formulation of solid-state lithium-ion batteries, which may reduce charging times and increase battery safety. Niobium is used to produce various superalloys that are extensively used in high performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants, and many others. It also is used in pigments for paper, paint, and plastics. Rare earths are critical to electrification and decarbonization initiatives and can be used to manufacture the strongest permanent magnets commercially available. In December 2025, the Company acquired certain manufacturing assets and intellectual property related to Al-Sc alloy production, which are intended to support a potential future domestic scandium supply chain, subject to financing and development

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on carrying out our near-term planned work programs associated with securing the project financing package necessary to complete mine development and construction of the Elk Creek Project.

Recent Corporate Events

On October 15, 2025, the Company issued and sold (a) 10,152,175 Common shares at an offering price of $9.34 per Common Share and (b) 5,925,000 pre-funded Warrants (the “October Pre-Funded Warrants”) to purchase up to an additional 5,925,000 Common Shares at an offering price of $9.3399 per October Pre-Funded Warrant in a registered offering (the “October 2025 Offering”) under the Company's registration statement on Form S-3 (Registration No. 333-290837), pursuant to the Placement Agency Agreement between the Company and Maxim, dated October 13, 2025. On October 17, 2025, the Company issued 5,924,942 Common Shares in connection with the cashless exercise of all of the outstanding October Pre-Funded Warrants. The Company received net proceeds from the October 2025 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $139.1 million. The Company intends to use the net proceeds from the October 2025 Offering for working capital and general corporate purposes, including to advance its efforts to launch construction of the Elk Creek Project and move it to commercial operation.

On November 21, 2025, the Company adopted a limited-duration shareholder rights plan (the “Rights Plan”). One right (a “Right”) was issued for each Common Share outstanding as of December 4, 2025, and a Right automatically attaches to each subsequently issued Common Share until the expiration of the Rights Plan. The Rights generally become exercisable only if a person or group acquires or announces the current intention of commencing a take-over bid to acquire beneficial ownership of 20% or more of the Company’s outstanding Common Shares other than through a permitted bid made in compliance with applicable Canadian take-over bid rules. If the Rights become exercisable, each holder of a Right, other than the acquiring person, would be entitled to purchase additional Common Shares at a discount to the then-current market price.

The Board adopted the Rights Plan to help ensure that all shareholders of the Company are treated equally and fairly in the event of any unsolicited take-over bid or other attempt to acquire control of the Company (including by way of a "creeping take-over bid"). In respect of such transactions, the Rights Plan is intended to, among other things:

•
encourage potential bidders to treat the Company's shareholders fairly and equally and preserve control premiums and value for shareholders; and
•
provide the Board and shareholders adequate time to appropriately respond on an informed basis.

The Rights Plan was not adopted in response to any specific take-over proposal. The Plan expires on May 21, 2026, or earlier as provided by the terms of the agreement governing the Rights Plan.

On December 4, 2025, the Company, through its newly-formed subsidiary, NioCorp Advanced Metals and Alloys, LLC, completed the acquisition of the manufacturing assets and intellectual property of FEA Materials LLC for $8.4 million in cash. The acquired assets include equipment and proprietary technology used to produce Al-Sc master alloy through an innovative process that converts scandium oxide directly into Al-Sc master alloy, eliminating the need to first manufacture scandium metal. This technology is expected to meaningfully reduce processing complexity and cost relative to traditional methods. The acquisition strengthens the Company’s downstream commercialization strategy by potentially enabling the future production of Al-Sc master alloy in the United States, subject to completion and financing of the Elk Creek Project.

Elk Creek Project Update

On August 1, 2025, Elk Creek Resources Corp. (“ECRC”), an indirect, majority-owned subsidiary of the Company, closed on its option to purchase three parcels of land in Johnson County, Nebraska, pursuant to the terms of an Option to Purchase dated December 4, 2009, as amended (the “2009 Option Agreement”), and an Option to Purchase dated December 4, 2014, as amended (together with the 2009 Option Agreement, the “August Option Agreements”). Pursuant to the terms of the August Option Agreements, ECRC acquired all surface rights with respect to an approximately 80-acre parcel and both surface and associated mineral rights with respect two additional parcels totaling approximately 1.66 acres. The aggregate purchase price was approximately $2.7 million, including indirect costs of $35.

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

The 2025 Drilling Program and associated technical work was designed to support the conversion of a portion of the Elk Creek Project's Indicated Mineral Resources into Measured Mineral Resources and the subsequent conversion of a portion of its Probable Mineral Reserves into Proven Mineral Reserves and to help meet Mineral Resource and Mineral Reserve classification requirements associated with the ongoing review of the Company's application for up to $800 million in potential debt financing by EXIM, as further discussed under “—Liquidity and Capital Resources.”

On September 30, 2025, ECRC closed on its options to purchase two additional parcels of land in Johnson County, Nebraska (the “September Properties”), pursuant to the terms of the 2009 Option Agreement and an Amended and Restated Option to Purchase dated January 4, 2017, as amended (together with the 2009 Option Agreement, the “September Option Agreements”). The September Properties consisted of approximately 325.77 acres of land. Pursuant to the terms of the September Option Agreements, ECRC acquired all surface rights and associated mineral rights relating to the September Properties. The aggregate purchase price was approximately $11.3 million, including indirect costs of $29.

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

On December 22, 2025, the Board approved the Company’s Mine Portal Project (the “Portal Project”), at the Elk Creek Project site. The Portal Project will establish the main entrances to the Elk Creek Project underground mine, which will serve as the primary access points for personnel, equipment, and materials for the Company’s planned underground mining operations. The Board-approved scope also includes excavating to bedrock, drilling and blasting to establish the twin mine ramps, on-site access road construction, as well as on-site supporting infrastructure. Work with respect to the Portal Project is expected to begin in the first quarter of calendar year 2026. The current estimated capital cost for the project is approximately $44.6 million; however, there can be no assurance that the actual capital cost of the Portal Project will not be materially greater than such estimate.

Other Activities

The Company continues to execute a work plan to further advance the development of the Elk Creek Project. In addition to the expected updates to Mineral Resources and Mineral Reserves, noted above, the Company expects to finalize engineering and costing of its new and more efficient production process which incorporates the potential addition of magnetic rare earth products and the planned production of titanium in the form of titanium tetrachloride. In addition, the Company is advancing engineering to modify the design of the mine to incorporate a twin ramp for access along with a Railveyor system for material movement instead of utilizing vertical mining shafts. The updated mine design will also incorporate updated costing. This work is expected to be summarized in an updated feasibility study for the Elk Creek Project.

In addition to the work plans noted above, as funds become available through the Company’s fundraising efforts, the Company expects to undertake the following activities to further advance the Elk Creek Project and the Company is assessing and prioritizing the timing of these efforts:

•
Continued evaluation of the potential to produce rare earth products and sell such products under offtake agreements;
•
Negotiation and completion of offtake agreements for the remaining uncommitted production of niobium, scandium, and titanium from the Elk Creek Project, including the potential sale of titanium as titanium tetrachloride, as well as potential rare earth element production;
•
Negotiation and completion of engineering, procurement, and construction agreements;
•
Hiring of personnel to manage the Company’s responsibilities for construction and operations;
•
Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
•
Completion of the final detailed engineering for surface project facilities;
•
Construction of natural gas and electrical infrastructure to serve the Elk Creek Project site;
•
Completion of water supply agreements and related infrastructure to deliver fresh water to the Elk Creek Project site;
•
Completion of mine groundwater investigation and control activities;
•
Initiation of long-lead equipment procurement activities;
•
Continuation of the Company’s efforts to secure additional federal, state, and local operating permits;
•
Completion of the characterization and testing of waste materials to support tailings impoundment and paste backfill plant designs; and
•
Initiation of road improvements near the junction of Nebraska state highways 50 and 62, which are intended to facilitate access to the Elk Creek Project site and manage prospective increased traffic in the project vicinity.

Financial and Operating Results

The Company has no revenues from mining operations. Operating expenses incurred primarily related to costs incurred for the advancement of the Elk Creek Project and the activities necessary to support corporate and shareholder duties and are detailed in the following table.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Operating expenses
Employee related costs	$1,291	$904	$3,507	$1,234
Professional fees	1,313	772	2,188	1,222
Exploration expenditures	4,632	261	11,716	399
Other operating expenses	2,266	964	4,109	1,441
Total operating expenses	9,502	2,901	21,520	4,296
Change in fair value of earnout shares liability	(4,189)	(1,569)	10,307	(753)
Change in fair value of warrant liabilities	(1,732)	(837)	15,826	(893)
Change in fair value of convertible notes	—	23	—	40
Interest expense	—	4	—	48
Foreign exchange (gain) loss	8	(4)	3	4
Interest income	(2,384)	—	(2,944)	—
Other gains	—	—	—	(122)
Income tax benefit	—	—	—	—
Less: Net loss attributable to redeemable noncontrolling interest	(582)	(68)	(1,430)	(99)
Net loss and comprehensive loss attributable to the Company	$(623)	$(450)	$(43,282)	$(2,521)

Net loss per common share, basic and diluted	$—	$(0.01)	$(0.44)	$(0.06)

Adjusted net loss	$(5,479)	$(1,871)	$(13,781)	$(3,286)
Adjusted net loss per share	(0.04)	(0.05)	(0.13)	(0.08)

Three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024

Significant items affecting operating expenses are noted below:

Employee-related expenditures increased for the three-month period in 2025 as compared to 2024 primarily due to the timing of grants of options to purchase Common Shares ("Options") issued to employees in 2025 and the hiring of additional corporate staffing.

Professional fees increased for the three-month period in 2025 as compared to 2024 primarily due to higher legal costs incurred in connection with the preparation of the Company’s SEC registration statements filed in October 2025.

Exploration expenditures increased for the three-month period in 2025 as compared to 2024, primarily due to costs associated with the Company's current efforts to update the Elk Creek Project feasibility study.

Other operating expenses include costs related to investor relations, general office expenses, shareholder services and proxy related activities, board-related expenditures, and other miscellaneous items. These costs increased for the three-month period in 2025 as compared to 2024 primarily due the timing of Option grants issued to board members and advisors, as well as higher investor-facing service costs.

Other significant items impacting the change in the Company’s net loss and net loss per share are noted below:

Change in fair value of earnout shares liability represents the impact of changes in fair value related to shares of Class B common stock of ECRC, the rights of the holders of which to exchange such shares into Common Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the "Earnout Shares"). The decline in fair value for the three-month period in 2025 as compared to 2024 primarily reflect the decrease in the Company’s Common Share price in the financial modeling used to determine the period end fair value.

Change in fair value of warrant liabilities represents the impact of changes in fair value of Warrants recorded as liabilities in the condensed consolidated balance sheet. The declines in fair value for the three-month period in 2025 as compared to 2024 primarily reflect decreases in the Company’s Common Share price used in the Black-Scholes valuation of outstanding Warrant liabilities. In addition, the 2025 decline was partially offset by additional fair value expense recognized in connection with Warrants exercised during the period.

Interest income represents earnings from the investment of excess cash balances in a commercial money market account. The increase for the three-month period in 2025 as compared to 2024 is attributable to our higher cash balance resulting from our successful financing efforts during calendar year 2025.

Loss attributable to noncontrolling interest represents the portion of net loss in ECRC not owned by the Company. The increase in loss for the three-month period in 2025 as compared to 2024 is related to the increased exploration expenditures, as noted above, incurred by ECRC.

Adjusted net loss increased for the three-month period in 2025, as compared to 2024, primarily due to the increase in exploration expenditures, as noted above, incurred by ECRC. Adjusted net loss per share declined slightly due to the impact of additional Common Share issuances in 2025.

Six-month period ended December 31, 2025 compared to the six-month period ended December 31, 2024

Except as noted below, the discussion of significant variances for the three-month period also explains the majority of changes for the six-month period, including with respect to net loss and net loss per share for the six-month period ended December 31, 2025:

Exploration expenditures increased for the six-month period in 2025 as compared to 2024, primarily due to field-based costs associated with the 2025 Drilling Program, which was substantially completed by September 30, 2025, as well as expenses related to the Company’s ongoing efforts to update the Elk Creek Project feasibility study.

Change in fair value of earnout shares liability and change in fair value of warrant liabilities both increased for the six-month period ended December 31, 2025, as compared to 2024, reflecting the effect of an increase in the Company’s Common Share price on the financial modeling results for each of these liabilities.

Adjusted net loss and adjusted net loss per share both increased for the six-month period in 2025, as compared to 2024, primarily due to the increase in exploration expenditures, as noted above, incurred by ECRC.

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

As discussed above under “—Recent Corporate Events”, the Company closed the October 2025 Offering with net proceeds of approximately $139.1 million, after deducting placement agency fees and other offering expenses payable by the Company. In addition, during the three-month period ended December 31, 2025, the Company issued an aggregate of 3,957,822 Common Shares through the exercise of Warrants and Options by their holders and advances under the Yorkville Equity Facility Financing Agreement, for which the Company received proceeds totaling approximately $14.6 million. During the period from January 1, 2026 to February 6, 2026, the Company issued an aggregate of 4,527,662 Common Shares through advances under the Yorkville Equity Facility Financing Agreement, for which the Company received proceeds totaling approximately $31.1 million. The Company expects to use these net proceeds for working capital and general corporate purposes, including to advance efforts to launch construction of the Elk Creek Project and move it to commercial operation.

As of December 31, 2025, the Company had cash of $306.4 million and working capital of $297.9 million, compared to cash of $25.6 million and working capital of $24.8 million on June 30, 2025.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash outflows are approximately $70.0 million to $85.0 million for the next twelve months. Our planned cash outflows over the next twelve months are expected to consist of expenditures relating to limited, incremental activities to advance certain aspects of the Elk Creek Project by ECRC, corporate overhead costs, and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. These planned expenditures include expenditures relating to the anticipated completion of an updated resource and reserve estimate and associated mine plan and an updated capital cost estimate in connection with the EXIM application process, infrastructure development, ongoing engineering and metallurgical test work, environmental and permitting activities, community and stakeholder engagement programs, corporate and administrative overhead, and advisory costs related to securing project financing.

The Company will need to secure additional capital to finance construction and achieve commercial production to support its long-term business objectives. Until sufficient funding for construction is secured, the Company expects to continue advancement activities related to the Elk Creek Project, including incremental engineering and limited underground portal-related work, while maintaining project readiness efforts. The Company also intends to evaluate strategies and potential investment opportunities that could reduce overall project costs, capital requirements, or execution risk.

The planned corporate overhead costs over the next twelve months are approximately $12.0 million, including Elk Creek property lease commitments, which are $54 through June 30, 2026, and the settlement of outstanding accounts payable as of December 31, 2025.

The estimated financing costs associated with the Elk Creek Project over the next twelve months include, but are not limited to, costs relating to the EXIM application process, the scope of which remains under discussion with EXIM. On June 6, 2023, the Company announced that it had submitted an application to EXIM for up to $800 million in debt financing (the “EXIM Financing”) to fund the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative. The EXIM Financing is subject to, among other matters, the satisfactory completion of due diligence, the negotiation and settlement of final terms, and the negotiation of definitive documentation. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee (the “TRC”) on October 2, 2023. In April 2024, EXIM provided the Company with a preliminary, non-binding indicative term sheet as part of a Preliminary Project Letter (the “PPL”), which also conveyed EXIM’s initial due diligence findings on the Company’s application for the EXIM Financing. The PPL identified additional project activities to be undertaken by the Company as part of EXIM’s due diligence process. These included, among other things, an updated mine plan and updated Elk Creek Project capital costs on a final or close-to-final basis reflecting updated process flows. The 2025 Drilling Program, which started in April 2025 and completed in September 2025, was designed to help meet mineral resource and mineral reserve classification requirements necessary to complete certain of the additional project activities identified by the PPL. In addition, as previously disclosed, the Company took an additional step in the process by executing a professional services agreement with SLR Consulting to conduct an independent environmental and social review as part of EXIM’s ongoing project due diligence.

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

We expect our cash balance as of December 31, 2025, as well as the proceeds from Warrant and Option exercises and advances under the Yorkville Equity Facility Financing Agreement that occurred since December 31, 2025, and the reimbursement payments pursuant to the DoD Agreement, to be sufficient to fund our planned expenditures for the next twelve months. However, additional work is required in order to advance the Elk Creek Project to construction, requiring additional financing. The technical report summary for the Elk Creek Project prepared in accordance with subpart 1300 of Regulation S-K (“S-K 1300”) and filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,141.0 million. The actual amount of capital expenditure required to successfully achieve commercial production at the Elk Creek Project is subject to, among other factors, the timing and actual cost of further exploration, preparing feasibility studies, permitting, engineering and the construction of infrastructure, mining and processing facilities. In addition, to the extent that EXIM requests further project activities to be undertaken in connection with the diligence process, the Company would require additional funding to complete such activities. As noted above, the Company’s ability to continue operations, fund our current work plan, and construct and operate the Elk Creek Project is dependent on management’s ability to secure additional financing. When available, the Yorkville Equity Facility Financing Agreement provides an opportunity for opportunistic share sales to help fund our current work plan. However, the Yorkville Equity Facility Financing Agreement will expire by its terms on April 1, 2026.

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

As defined under S-K 1300, we are a development stage issuer and we have incurred losses since our inception. The Company will require additional capital to meet its long-term operating requirements. Uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions have contributed to general global economic uncertainty. During the three-month period ended December 31, 2025, these events continued to create uncertainty with respect to overall project funding and timelines. The Company will need to secure additional capital to finance construction and achieve commercial production to support its long-term business objectives.

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

Operating Activities

During the six months ended December 31, 2025, the Company’s operating activities consumed $7.6 million of cash (2024: $2.0 million). The cash used in operating activities for the six months ended December 31, 2025, reflects the Company’s funding of losses of $44.7 million, primarily resulting from increased fair value related to the Earnout Shares and Warrant liabilities, share-based compensation, and other non-cash transactions. Overall, operational outflows during the six months ended December 31, 2025, increased from the corresponding period of 2024 due to costs and expenditures incurred in connection with the 2025 Drilling Program and the Company's current efforts to update the Elk Creek Project feasibility study. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

During the six months ended December 31, 2025, the Company’s investing activities consumed $23.0 million of cash (2024: $0). The cash used in investing activities for the six months ended December 31, 2025, reflects the acquisition of additional land and mineral rights for the Elk Creek Project as well as the acquisition of the manufacturing assets and intellectual property of FEA Materials LLC.

Financing Activities

Financing inflows were $311.3 million during the six months ended December 31, 2025 (2024: $0.5 million), with 2025 inflows reflecting the gross receipts of $305.2 million from the equity offerings, and $29.6 million from Warrant and Option exercises and advances under the Yorkville Equity Facility Financing Agreement, offset by $23.5 million of share issuance costs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates and Recent Accounting Pronouncements” as of June 30, 2025, in the Annual Report on Form 10-K, other than the addition of critical accounting estimates related to the valuation and impairment assessment of goodwill and identifiable intangible assets recognized in the current period.

Use of Non-GAAP Financial Measures and Reconciliations

The Company has included certain non-GAAP financial measures in this Quarterly Report on Form 10-Q such as adjusted net loss and adjusted net loss per share. Adjusted net loss for presentation purposes is our net loss attributable to the Company plus non-cash items plus (gain)/loss on non-recurring items. Adjusted net loss per share is the impact of these adjustments on the per share net losses incurred. These non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance U.S. GAAP. Because these non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. The Company’s management believes that presenting adjusted net loss and adjusted net loss per share provides investors with additional insight into underlying operating performance by excluding the non-cash gains and losses noted above. Our presentation of certain non-GAAP financial measures should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculations of non-GAAP measures. These non-GAAP measures are not presented in accordance with U.S. GAAP and the use of these terms vary from others in our industry.

Reconciliations of net loss attributable to the Company to adjusted net loss and net loss per share attributable to the Company to adjusted net loss per share are presented below:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Net loss attributable to the Company	$(623)	$(450)	$(43,282)	$(2,521)
Adjustments:
Change in fair value of earnout liability	(4,189)	(1,569)	10,307	(753)
Change in fair value of warrant liability	(1,732)	(837)	15,826	(893)
Share based compensation	784	781	3,086	781
Non-recurring gains	—	—	—	(122)
Other non-cash adjustments	281	204	282	222
Adjusted net loss	$(5,479)	$(1,871)	$(13,781)	$(3,286)

Net loss per share attributable to the Company	$—	$(0.01)	$(0.44)	$(0.06)
Adjustments:
Change in fair value of earnout liability	(0.04)	(0.04)	0.11	(0.02)
Change in fair value of warrant liability	(0.01)	(0.02)	0.17	(0.02)
Share based compensation	0.01	0.02	0.03	0.02
Non-recurring gains	—	—	—	—
Other non-cash adjustments	—	—	—	—
Adjusted net loss per share	$(0.04)	$(0.05)	$(0.13)	$(0.08)

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

Other

The Company has one class of shares, being Common Shares. A summary of outstanding Common Shares, Options, and Warrants as of February 6, 2026, is set out below, on a fully diluted basis.

Common Shares Outstanding
(Fully Diluted)
Common Shares	125,321,172
Vested shares of ECRC Class B common stock (1)	3,516,140
Options (2)	4,852,500
Warrants (3)	19,108,037

(1)
Each exchangeable into one Common Share at any time, and from time to time, until March 17, 2033.
(2)
Each exercisable into one Common Share.
(3)
Includes 15,666,526 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares and 3,441,511 Warrants that are each exercisable into one Common Share.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, the CEO and the CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, our CEO and CFO have concluded that the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting Existing as of December 31, 2025

The management of NioCorp Developments Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, the CEO and the

CFO have concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, continued to exist as of December 31, 2025. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

•
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
•
Risk Assessment: The Company does not have a formal process to identify, update, and assess financial reporting risks due to changes in the Company’s business practices, including entering into increasingly complex transactions that could significantly impact the design and operation of the Company’s control activities.
•
Control Activities: Management did not maintain effective controls over:
o
monitoring and assessing the work of third-party specialists, including the evaluation of the appropriateness of accounting conclusions,
o
the evaluation of certain inputs and assumptions used to estimate the fair value of instruments and features associated with complex debt and equity transactions, and
o
the design and implementation of effective process-level control activities related to vendor banking information.
•
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

Remediation Plan for the Material Weaknesses

To address our material weaknesses existing as of December 31, 2025, we have implemented and continue to develop a remediation plan to address each individual material weakness identified. While these remediation efforts are ongoing and the material weaknesses continue to exist, management has taken measured steps to strengthen the Company’s internal control environment. These actions include the following:

•
We have engaged, and will continue to engage, outside accounting and internal control consultants with relevant expertise to supplement internal resources.

•
We have developed a formal risk assessment process requiring periodic review and updates of current risks, internal controls, and financial reporting risks, and the results of this process are reviewed with management and periodically communicated to the Audit Committee.
•
We have hired additional personnel to support accounting, finance, and internal control oversight functions.
•
We have initiated the implementation of certain systems and tools intended to enhance financial reporting processes and internal controls, including enterprise accounting and financial reporting software and an initial training plan to provide incremental training to accounting and finance personnel. These initiatives are in the early stages of implementation and related controls have not yet operated for a sufficient period of time to conclude on their effectiveness.
•
Management has advanced the development of a monitoring program to support the evaluation of whether controls are designed and, as implemented, are operating as intended such that there is contemporaneous evidence that the components of internal control are present and functioning and to communicate internal control deficiencies in a timely manner to those responsible for remediation.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which could materially affect the Company’s business, financial condition or future results.

The information set forth in this Quarterly Report on Form 10-Q, including without limitation, the risk factors presented below, updates and should be read in conjunction with, the risk factors and information disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Updates to the feasibility study for the Elk Creek Project may result in material changes in mineral resource/reserve estimates and grades of mineralization, and may affect the economic viability of the Elk Creek Project and its anticipated return on capital, which could have a material adverse effect on our ability to obtain sufficient financing for the Elk Creek Project, our ability to execute our business plan and our Common Share price.

As previously disclosed, the Company continues to execute a work plan to update the feasibility study for the Elk Creek Project, which is expected to incorporate, among other matters, (i) a new and more efficient production process; (ii) the potential addition of magnetic rare earth products and the planned production of titanium in the form of titanium tetrachloride; (iii) an updated mine design; (iv) updated capital expenditure and operating cost estimates, which could be materially higher than those included in the S-K 1300 Elk Creek Technical Report Summary; and (v) and updated product pricing. These updates to the feasibility study may result in material changes in mineral resource/reserve estimates and grades of mineralization and may affect the economic viability of the Elk Creek Project and its anticipated return on capital, which could have a material adverse effect on our ability to obtain sufficient financing for the Elk Creek Project, our ability to execute our business plan and our Common Share price.

Mineral resource/reserve estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. The mineral resource and mineral reserve estimates included in the S-K 1300 Elk Creek Technical Report Summary and contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 have been, and mineral resource and mineral reserve estimates to be included in the updated feasibility study will be, determined based on assumed future prices, cut-off grades, and operating costs that may prove to be inaccurate. Extended declines in market prices for our products may render portions of our resource/reserve estimates uneconomic and may result in reduced reported resources/reserves or may adversely affect any economic viability determinations we may reach. Any material reductions in estimates of resources/reserves could have a material adverse effect on our Common Share price and on the value of our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company issued and sold the following Common Shares in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of advances under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith:

Date	Gross Proceeds	Shares Issued	Price/Share
December 10, 2025	$7,563.7	1,200,000	$6.3031

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2025, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
2.1(1)*,**	Asset Purchase Agreement, dated as of December 4, 2025, by and among NioCorp Advanced Metals and Alloys, LLC, FEA Materials LLC and each member of FEA Materials LLC party thereto
3.1(2)	Notice of Articles dated April 5, 2016
3.2(2)	Articles, as amended, effective as of January 27, 2015
3.3(3)	Amendment to Articles, effective March 17, 2023

4.1(4)	Placement Agency Agreement, dated as of October 13, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.2(4)	Form of October Pre-Funded Warrant (included in Exhibit 4.1)
4.3(5)	Shareholder Rights Plan Agreement, dated as of November 21, 2025, between NioCorp Developments Ltd. and Computershare Investor Services Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(6)	Inline XBRL Instance Document
101.SCH(6)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

** Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities and Exchange Commission upon request.

(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on December 4, 2025, and incorporated herein by reference.

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

(5) Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on November 21, 2025, and incorporated herein by reference.

(6) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended December 31, 2025 and 2024, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Six Months ended December 31, 2025 and 2024, (iv) the Interim Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the Three and Six Months ended December 31, 2025 and 2024 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: February 6, 2026

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 6, 2026