Form 10-Q
period 2026-03-31
NIOCORP DEVELOPMENTS LTD
filed 2026-05-14
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had 145,587,048 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025 (unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2026 and 2025 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the three and nine months ended March 31, 2026 and 2025 (unaudited)	5

Notes to condensed consolidated financial statements (unaudited)	6 -18

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

	As of
	March 31, 2026	June 30, 2025
ASSETS
Current
Cash and cash equivalents	$419,196	$25,554
Restricted cash	2,065	—
Other current assets	2,241	1,183
Total current assets	423,502	26,737
Non-current
Deferred financing costs	691	—
Right-of-use assets	378	118
Property and equipment, net	7,719	839
Mineral properties	25,726	16,085
Intangible assets, net	5,822	—
Goodwill	2,220	—
Other assets	2,915	40
Total assets	$468,973	$43,819
LIABILITIES
Current
Accounts payable and accrued liabilities	$3,046	$1,795
Deferred reimbursements	6,168	—
Warrant liabilities, at fair value	4,252	—
Operating lease liability	162	98
Total current liabilities	13,628	1,893
Non-current
Warrant liabilities, at fair value	7,220	6,852
Earnout liability, at fair value	13,508	5,880
Operating lease liability	217	33
Total liabilities	34,573	14,658
Commitments and contingencies
Redeemable noncontrolling interest	(994)	838
SHAREHOLDERS' EQUITY
Common stock - no par value, unlimited shares authorized; 145,327,493 and 58,491,196 shares issued and outstanding, respectively	658,235	208,551
Accumulated deficit	(221,930)	(179,317)
Accumulated other comprehensive loss	(911)	(911)
Total shareholders' equity	435,394	28,323
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$468,973	$43,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Operating expenses
Employee related costs	$1,475	$376	$4,982	$1,610
Professional fees	1,243	636	3,431	1,858
Exploration expenditures	1,693	495	13,409	894
Other operating expenses	2,919	1,092	7,028	2,533
Total operating expenses	7,330	2,599	28,850	6,895
Change in fair value of earnout shares liability	(2,679)	1,263	7,628	510
Change in fair value of warrant liabilities	(2,156)	1,513	13,670	620
Change in fair value of convertible notes	—	—	—	40
Interest expense	—	—	—	48
Foreign exchange loss (gain)	4	(2)	7	2
Interest income	(2,823)	—	(5,767)	—
Other gains	—	—	—	(122)
(Gain) loss on equity securities	(1)	2	(1)	2
Income (loss) before income taxes	325	(5,375)	(44,387)	(7,995)
Income tax benefit	—	—	—	—
Net income (loss) and comprehensive income (loss)	325	(5,375)	(44,387)	(7,995)
Less: Net (loss) attributable to redeemable noncontrolling interest	(344)	(78)	(1,774)	(177)
Net income (loss) and comprehensive income (loss) attributable to the Company	$669	$(5,297)	$(42,613)	$(7,818)
Income (loss) per common share, basic	$0.01	$(0.11)	$(0.39)	$(0.17)
Income (loss) per common share, diluted	0.01	(0.11)	(0.39)	(0.17)
Weighted average common shares outstanding, basic	132,104,478	45,893,738	107,785,668	41,777,986
Weighted average common shares outstanding, diluted	136,150,592	45,893,738	107,785,668	41,777,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$(44,387)	$(7,995)
Adjustments for:
Change in fair value of earnout shares liability	7,628	510
Change in fair value of warrant liabilities	13,670	620
Other gain	—	(122)
Share-based compensation	3,911	788
Fair value of private placement warrants	—	144
Accretion of convertible debt	—	43
Change in fair value of convertible note	—	40
Loss on equity facility issuances	724	80
Depreciation and amortization	200	3
Unrealized loss (gain) on equity securities	—	2
Non-cash lease activity	(11)	(4)
	(18,265)	(5,891)
Change in working capital items, net of effects of acquired business:
Deferred reimbursements	6,168	—
Other current assets	(1,041)	836
Accounts payable and accrued liabilities	1,251	(820)
Net cash used in operating activities	(11,887)	(5,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Assets acquired in business combination	(8,400)	—
Capitalized expenditures	(19,207)	(5)
Deposits	(49)	—
Net cash used in investing activities	(27,656)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	466,010	14,516
Debt repayments	—	(7,223)
Related party debt draws	—	504
Related party debt repayment	—	(504)
Deferred financing costs	(691)	—
Share issue costs	(30,069)	(2,131)
Net cash provided by financing activities	435,250	5,162
Change in cash, cash equivalents, and restricted cash during the period	395,707	(718)
Cash, cash equivalents, and restricted cash, beginning of period	25,554	2,012
Cash, cash equivalents, and restricted cash, end of period	$421,261	$1,294

Supplemental cash flow information:
Conversion of debt for common shares	$—	$501
Additions to construction in progress not yet paid	644	—
Value of warrants issued	—	2,262
Interest paid	—	4

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share data) (unaudited)

	For the Three Months Ended March 31, 2026 and 2025
	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, December 31, 2024	43,671,287	$172,235	$(164,433)	$(911)	$6,891	$1,316
Equity placements	2,577,320	5,000	—	—	5,000	—
Equity facility draws	709,000	1,328	—	—	1,328	—
Warrant exercises	230,000	403	—	—	403	—
Option exercises	512	—	—	—	—	—
Share-based compensation	—	6	—	—	6	—
Share issuance costs	—	(800)	—	—	(800)	—
Loss for the period	—	—	(5,297)	—	(5,297)	(78)
Balance, March 31, 2025	47,188,119	$178,172	$(169,730)	$(911)	$7,531	$1,238
Balance, December 31, 2025	120,774,400	$532,208	$(222,599)	$(911)	$308,698	$(650)
Equity placements	19,999,951	100,000	—	—	100,000	—
Equity facility draws	4,527,662	31,634	—	—	31,634	—
Warrant exercises	25,480	164	—	—	164	—
Share-based compensation	—	824	—	—	824	—
Share issuance costs	—	(6,595)	—	—	(6,595)	—
Income (loss) for the period	—	—	669	—	669	(344)
Balance, March 31, 2026	145,327,493	$658,235	$(221,930)	$(911)	$435,394	$(994)

	For the Nine Months Ended March 31, 2026 and 2025
	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2024	38,062,647	$163,823	$(161,912)	$(911)	$1,000	$1,534
Equity placements	6,369,278	9,218	—	—	9,218	—
Equity facility draws	1,919,250	3,191	—	—	3,191	—
Warrant exercises	230,000	403	—	—	403	—
Option exercises	512	—	—	—	—	—
Issuance of warrants	—	2,262	—	—	2,262	—
Debt conversions	258,347	501	—	—	501	—
Class B share conversions	348,085	119	—	—	119	(119)
Share-based compensation	—	788	—	—	788	—
Share issuance costs	—	(2,133)	—	—	(2,133)	—
Loss for the period	—	—	(7,818)	—	(7,818)	(177)
Balance, March 31, 2025	47,188,119	$178,172	$(169,730)	$(911)	$7,531	$1,238
Balance, June 30, 2025	58,491,196	$208,551	$(179,317)	$(911)	$28,323	$838
Equity placements	61,006,866	405,195	—	—	405,195	—
Equity facility draws	5,727,662	39,434	—	—	39,434	—
Warrant exercises	19,314,426	27,566	—	—	27,566	—
Option exercises	369,452	1,088	—	—	1,088	—
Class B share conversions	417,891	58	—	—	58	(58)
Private warrant conversions	—	2,501	—	—	2,501	—
Share-based compensation	—	3,911	—	—	3,911	—
Share issuance costs	—	(30,069)	—	—	(30,069)	—
Loss for the period	—	—	(42,613)	—	(42,613)	(1,774)
Balance, March 31, 2026	145,327,493	$658,235	$(221,930)	$(911)	$435,394	$(994)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

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

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of $419,196 and working capital of $409,874. Based on its current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within one year from the issuance date of these condensed consolidated financial statements, which have been prepared on a going concern basis.

The Company will require additional capital to fully develop, construct, and operate the Elk Creek Project. Management expects that future capital requirements will be met through a combination of debt financing, equity financings, and other funding sources.

2.
BASIS OF PRESENTATION
a)
Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended June 30, 2025, except that in connection with the acquisition described in Note 3, the Company established accounting policies for goodwill and acquired intangible assets, and in connection with the early adoption of ASU 2025-10, the Company established an accounting policy for government grants; each of which are described further in the applicable notes to these condensed consolidated financial statements.

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows as of March 31, 2026, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2025. The interim results are not necessarily indicative of results for the full year ending June 30, 2026, or future operating periods.

As of March 31, 2026, total cash, cash equivalents, and restricted cash was $421,261, consisting of cash and cash equivalents of $419,196 and restricted cash of $2,065. As of June 30, 2025, there was no restricted cash, and the total of $25,554 consisted entirely of cash and cash equivalents. Restricted cash consists of funds held in escrow pursuant to an agreement with Johnson County, Nebraska for road improvements adjacent to the Elk Creek Project site.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

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

March 31, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

d)
Basic and Diluted Earnings per Share

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common shareholders:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$325	$(5,375)	$(44,387)	$(7,995)
Adjust: Net (loss) attributable to noncontrolling interest	(344)	(78)	(1,774)	(177)
Net income (loss) available to participating securities	669	(5,297)	(42,613)	(7,818)
Net (loss) attributable to vested shares of ECRC Class B common stock	(209)	(41)	(887)	(591)
Net income (loss) attributed to common shareholders - basic and diluted	$878	$(5,256)	$(41,726)	$(7,227)
Denominator:
Weighted average shares outstanding – basic	132,104,478	45,893,738	107,785,668	41,777,986
Weighted average shares outstanding – diluted	136,150,592	45,893,738	107,785,668	41,777,986
Income (loss) per Common Share outstanding – basic	$0.01	$(0.11)	$(0.39)	$(0.17)
Income (loss) per Common Share outstanding – diluted	0.01	(0.11)	(0.39)	(0.17)

The following common shares, no par value, of the Company ("Common Shares") underlying options to purchase Common Shares ("Options") and Common Share purchase warrants ("Warrants") were excluded from the dilutive securities computation as their effect would be antidilutive. For the three months ended March 31, 2026, Options and Warrants determined to be dilutive under the treasury stock method are excluded from this table and are reflected in diluted weighted average shares outstanding:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Excluded potentially dilutive securities (1)(2):	2026	2025	2026	2025
Options	327,500	3,073,000	4,397,500	3,073,000
Warrants (3)	15,666,526	29,520,695	19,101,667	29,520,695
Total potentially dilutive securities	15,994,026	32,593,695	23,499,167	32,593,695

(1)
The number of shares is based on the maximum number of shares issuable on exercise of the related securities as of the period end. For the three months ended March 31, 2026, amounts reflect only those securities excluded as antidilutive. In-the-money securities have been evaluated under the treasury stock method and are included in diluted weighted average shares outstanding.
(2)
Earnout Shares (as defined in Note 6 below) are excluded as the vesting terms were not met as of the end of the reporting period.
(3)
Includes 15,666,526 NioCorp Assumed Warrants (as defined in Note 7c below) (March 31, 2025: 15,666,626) that are each exercisable into 1.11829212 Common Shares. The remaining Warrants are each exercisable into one Common Share.
(4)
For the three months ended March 31, 2026, 4,070,000 Options and 3,435,141 Warrants were determined to be dilutive under the treasury stock method and are included in the calculation of diluted weighted average Common Shares outstanding.
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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

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

The Company recognized identifiable intangible assets related to acquired technology, consisting of a group of patented and proprietary intellectual property. The intangible assets were valued using an income approach, specifically the multi-period excess earnings method, which incorporates significant unobservable inputs (Level 3), including management’s estimates of future cash flows, discount rates, and assumptions related to obsolescence. The acquired intangible assets are being amortized on a straight-line basis over their estimated weighted-average remaining useful life of 10 years. The Company has recognized $195 of amortization expense through March 31, 2026, and expects to recognize amortization expense of approximately $150 for the remainder of fiscal year 2026, and approximately $602 annually for each of fiscal years 2027 through 2030, with the remaining $3,265 recognized thereafter.

The Company incurred $131 of transaction costs related to the acquisition, which were expensed as incurred and recognized in other operating expenses. Pro forma financial information has not been presented as the acquisition was not deemed significant under SEC Regulation S-X.

4.
PROPERTY AND EQUIPMENT, NET

	As of
	March 31, 2026	June 30, 2025
Construction in progress	$1,847	$—
Fixed assets and vehicles	150	46
Total property and equipment, gross	1,997	46
Accumulated depreciation	(16)	(14)
	1,981	32
Land and mineral properties	5,738	807
Property and equipment, net	$7,719	$839

Land and Mineral Properties

In connection with the development of the Elk Creek Project, Elk Creek Resources Corp. (“ECRC”), an indirect majority-owned subsidiary of the Company, acquired additional land and associated mineral rights in Johnson County, Nebraska, as described below.

August Property Purchases

On August 1, 2025, ECRC closed its options to purchase three parcels of land consisting of (i) an 80-acre parcel of surface rights and (ii) two smaller parcels totaling approximately 1.66 acres that included both surface rights and associated mineral

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

rights. The total purchase price was approximately $2,699, including $35 of indirect costs. Of this amount, $2,650 was allocated to land and $49 was allocated to mineral properties.

September Property Purchases

On September 30, 2025, ECRC closed on its options to purchase two additional parcels of land consisting of (i) a 105.77-acre parcel and (ii) a 220-acre parcel, each including both surface rights and associated mineral rights. The total purchase price was approximately $11,325, including $29 of indirect costs. Of this amount, $2,263 was allocated to land and $9,062 was allocated to mineral properties.

November Property Purchase

On November 7, 2025, ECRC acquired a 40-acre parcel of land and associated mineral rights located within the one-square-mile section that comprises the Elk Creek Project area. The acquisition was completed through (i) the transfer of surface rights to a separate 40-acre tract previously acquired as part of the September Property Purchases, (ii) cash consideration of $500 for the mineral rights, and (iii) the grant of a 2% net smelter return royalty on the acquired parcel. The surface-rights exchange involved parcels of substantially identical value, resulting in no gain or loss recognized. The total purchase price was $551, including $51 of indirect costs, with $531 allocated to mineral properties and $20 allocated to land.

Construction in Progress

Construction in progress consists of costs incurred for the development of the mine portal and related infrastructure at the Elk Creek Project. See Note 9 for a description of construction contracts entered into in connection with the portal development, including an advance payment to the primary contractor and aggregate commitments as of March 31, 2026.

5.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of
	March 31, 2026	June 30, 2025
Accounts payable, trade	$945	$692
Trade payable accruals	2,053	1,055
Environmental accruals	48	48
Total accounts payable and accrued liabilities	$3,046	$1,795

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

Earnout Shares

The Earnout Shares were valued utilizing a Monte Carlo Simulation pricing model with the following primary inputs:

	March 31, 2026	June 30, 2025
Closing Common Share price	$4.46	$2.33
Term (expiry)	March 17, 2033	March 17, 2033
Implied volatility of our publicly traded Warrants	88.0%	75.0%
Risk-free rate	4.11%	4.04%

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the nine-month period ended March 31, 2026:

Amount
Fair value as of June 30, 2025	$5,880
Change in fair value	7,628
Fair value as of March 31, 2026	$13,508

Vested Shares

During the nine-month period ended March 31, 2026, 417,891 Vested Shares were exchanged for an equivalent number of Common Shares. These exchanges resulted in a change in the Company’s ownership interest in ECRC and were accounted for as an equity transaction in accordance with Accounting Standards Codification (“ASC”) 810-10-45-23, with no gain or loss recognized. Accordingly, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company’s ownership interest with a corresponding offset booked to equity. As of March 31, 2026, 3,516,140 Vested Shares remained outstanding.

Because Board approval for cash payment and the occurrence of a fundamental transaction that would trigger cash payment are considered unlikely, the noncontrolling interest has not been adjusted to its redemption value. Accordingly, the noncontrolling interest balance is only being adjusted for the losses attributable to the noncontrolling interest and exchanges of Vested Shares to Common Shares. As of March 31, 2026, cumulative losses attributable to the noncontrolling interest exceeded its carrying amount, resulting in a deficit noncontrolling interest balance.

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

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

On February 25, 2026, the Company issued and sold (a) 17,400,000 Common Shares at an offering price of $5.00 per Common Share and (b) 2,600,000 pre-funded Warrants (the “February Pre-Funded Warrants”) to purchase up to an additional 2,600,000 Common Shares at an offering price of $4.9999 per February Pre-Funded Warrant in a registered offering (the “February 2026 Offering”) under the Company's registration statement on Form S-3 (Registration No. 333-290837), pursuant to the Placement Agency Agreement between the Company and Maxim, dated February 24, 2026. On February 25, 2026 and March 4, 2026, the Company issued a total of 2,599,951 Common Shares in connection with the cashless exercise of all of the outstanding February Pre-Funded Warrants. The Company received net proceeds from the February 2026 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $93,406.

b)
Stock Options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Balance, June 30, 2025	3,020,000	$3.09
Granted	2,282,500	4.68
Exercised	(450,000)	3.48
Cancelled/expired	(455,000)	6.95
Balance, March 31, 2026	4,397,500	$3.48	$5,031	3.8

During the nine-month period ended March 31, 2026, the Company granted 2,282,500 Options with a weighted average exercise price of $4.68 and an average grant-date fair value of $2.84 per Option, as determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes models included an average risk-free interest rate of 3.84%, average expected share price volatility of 76.8%, and an average expected life of 4.56 years. Of the Options granted, 250,000 vested immediately upon issuance. The remaining Options are subject to service-based vesting, including (i) Options that vest partially upon issuance with the remainder vesting in substantially equal installments over one- and two-year periods, (ii) Options that vest in installments over 12, 18, and 24 months, and (iii) Options that vest in installments over one-, two-, and three-year periods.

For the nine-month period ended March 31, 2026, the Company recognized $3,911 of stock-based compensation expense in the condensed consolidated statement of operations related to these Option grants and associated amortization.

c)
Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2025	29,985,922	$7.06
Granted	11,280,260	0.0001
Exercised	(21,914,515)	0.96
Expired	(250,000)	4.60
Balance, March 31, 2026	19,101,667	$9.78

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

As of March 31, 2026, the Company had outstanding exercisable Warrants, as follows:

Number		Exercise Price	Expiry Date
279,000		$1.75	November 5, 2026
1,503,036		1.75	November 13, 2026
15,666,526	(1)	11.50	March 17, 2028
666,742		2.31	September 17, 2028
217,295		2.07	November 5, 2029
769,068		2.07	November 13, 2029
19,101,667

(1)

Includes 13,447,105 and 2,219,421 2023 Public Warrants and 2023 Private Warrants, respectively, as defined below. Each 2023 Public Warrant and 2023 Private Warrant is exercisable into 1.11829212 Common Shares.

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

The Company classifies the 2023 Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the 2023 Private Warrants using a Black-Scholes pricing model:

	March 31, 2026	June 30, 2025
Closing Common Share price	$4.46	$2.33
Implied volatility of our publicly traded Warrants	121.0%	90.0%
Risk-free rate	3.80%	3.70%
Dividend yield	0%	0%
Expected warrant life in years	2.0	2.7

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

As provided for in the NioCorp Assumed Warrant Agreement, during the nine-month period ended March 31, 2026, a total of 2,281,881 2023 Private Warrants were exchanged for 2023 Public Warrants. Upon exchange, the Company recorded a non-cash loss of $1,217 in change in fair value of warrant liabilities in the condensed consolidated statement of operations, representing the change in fair value of the 2023 Private Warrants through the respective exercise dates.

The change in the 2023 Private Warrants liability is presented below:

For the Nine Months Ended March 31, 2026
Fair value as of June 30, 2025	$2,532
Fair value adjustment for warrants exchanged	1,217
Exchange of warrants	(2,501)
Change in fair value	3,440
Fair value as of March 31, 2026	$4,688

April 2024 Warrants

As previously disclosed, on April 12, 2024, the Company issued and sold to YA II PN, LTD., an investment fund managed by Yorkville Advisors Global, LP ("Yorkville") and Lind Global Fund II LP (“Lind II”, and together with Yorkville, the “April 2024 Purchasers”) $8,000 aggregate principal amount of unsecured notes (the “April 2024 Notes”), pursuant to a securities purchase agreement, dated April 11, 2024, between the Company and each of the April 2024 Purchasers. The Company also issued to the April 2024 Purchasers, in proportion to the aggregate principal amount of April 2024 Notes issued to each April 2024 Purchaser, Warrants (the “April 2024 Warrants”) to purchase up to 615,385 Common Shares, which are equal to 25% of the aggregate principal amount of April 2024 Notes issued to the April 2024 Purchasers divided by the exercise price of $3.25, subject to any adjustment to give effect to any stock dividend, stock split or recapitalization. The Company accounted for the April 2024 Warrants in accordance with ASC Topic 815, Derivatives and Hedging, and determined that at issuance, the April 2024 Warrants should be classified as a warrant liability. During the three-month period ended September 30, 2025, all of the outstanding April 2024 Warrants were exercised.

The change in the April 2024 Warrant liability is presented below:

For the Nine Months Ended March 31, 2026
Fair value as of June 30, 2025	$489
Fair value adjustment for warrants exercised	1,318
Exercise of warrants	(1,807)
Fair value as of March 31, 2026	$—

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

March 31, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

The Company classifies the November 2024 Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the November 2024 Private Warrants using a Black-Scholes pricing model:

	Series A Private Warrants		Series B Private Warrants
	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025
Closing Common Share price	$4.46	$2.33	$4.46	$2.33
Historic equity volatility	90.58%	86.14%	80.17%	74.26%
Risk-free rate	3.74%	3.88%	3.86%	3.77%
Expected warrant life in years	0.62	1.37	3.62	4.38

The change in the fair value of the November 2024 Private Warrants is shown below:

For the Nine Months Ended March 31, 2026
Fair value as of June 30, 2025	$3,831
Fair value adjustment for warrants exercised	1,702
Exercise of warrants	(4,743)
Change in fair value	5,993
Fair value as of March 31, 2026	$6,783

The Company recorded a non-cash loss of $1,702 in change in fair value of warrant liabilities in the condensed consolidated statement of operations during the nine-month period ended March 31, 2026, representing the change in fair value of the November 2024 Series A Private Warrants and Series B Private Warrants through the respective exercise dates.

d)
Shareholder Rights Plan

On November 21, 2025, the Company adopted a limited-duration shareholder rights plan (the "Rights Plan") pursuant to a Shareholder Rights Plan Agreement dated November 21, 2025 (the "Original Rights Plan Agreement"), between the Company and Computershare Investor Services Inc., as rights agent (the "Rights Agent"). One right (a "Right") was issued for each Common Share outstanding as of December 4, 2025, and a Right automatically attaches to each Common Share subsequently issued until the expiration of the Rights Plan. The Rights generally become exercisable only if a person or group acquires, or announces the current intention of commencing a take-over bid to acquire, beneficial ownership of 20% or more of the Company's outstanding Common Shares, other than through a permitted bid made in compliance with applicable Canadian take-over bid rules. If the Rights become exercisable, each holder of a Right, other than the acquiring person, would be entitled to purchase additional Common Shares at a discount to the then-current market price. The Rights Plan was not adopted in response to any specific take-over proposal.

Subsequent to the period end, on April 6, 2026, following approval by the Company's shareholders at the Company's annual general meeting, the Company and the Rights Agent entered into an Amended and Restated Shareholder Rights Plan Agreement (the "Amended Rights Plan Agreement"), which amended and restated the Original Rights Plan Agreement in its entirety. Under the Original Rights Plan Agreement, the Rights Plan would have expired on May 21, 2026. Under the Amended Rights Plan Agreement, the Rights Plan now expires at 5:00 p.m. (Toronto time) on the date of the Company's annual general meeting of shareholders to be held in 2027, or earlier upon the redemption of the Rights or, provided that a triggering event has not occurred, at such earlier date or time as the Board of Directors may determine in its sole discretion.

Neither the adoption of the Original Rights Plan Agreement nor the subsequent entry into the Amended Rights Plan Agreement had an impact on the Company's consolidated financial statements for the period ended March 31, 2026.

e)
Other

The Company issued the following Common Shares under the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”) between the Company and Yorkville during the three- and nine-month periods presented below:

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Common Shares issued	4,527,662	709,000	5,727,662	1,919,250
Gross funds received	$31,146	$1,286	$38,710	$3,111
Market value of Common Shares issued	31,634	1,328	39,434	3,191
Loss on issuance	488	42	724	80

The Yorkville Equity Facility Financing Agreement expired on April 1, 2026.

8.
Exploration Expenditures

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Technical studies and engineering	$1,682	$107	$7,579	$111
Drilling	—	—	2,527	—
Field management and other	508	315	1,689	616
Metallurgical development	98	73	1,307	167
Geologists and field staff	8	—	994	—
Subtotal	2,296	495	14,096	894
Less: reimbursements recognized	(603)	—	(687)	—
Net exploration expense	$1,693	$495	$13,409	$894

On August 4, 2025, ECRC entered into a Project Sub-Agreement (the “DoD Agreement”) with Advanced Technology International, an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the U.S. Department of Defense (“DoD”). The DoD Agreement commenced upon full execution and has an initial term through December 30, 2028, with an option to extend the term for an additional five-year period through December 30, 2033. Subject to the terms and conditions of the DoD Agreement, ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoD upon the achievement of certain project milestones. These milestones include, among other matters, the completion of new drilling operations at the Elk Creek Project to support the conversion of a portion of the current indicated mineral resources into measured mineral resources and the subsequent conversion of a portion of the current probable mineral reserves into proven mineral reserves, the production of samples of scandium metal and Al-Sc master alloys, and the completion of a new feasibility study for the Elk Creek Project. Reductions to exploration expenditures for reimbursement under the DoD Agreement will be recognized based on management’s assessment regarding the achievement of milestones set forth in the DoD Agreement. Since inception of the DoD Agreement, the Company recognized a total of $687 as a reduction to exploration expenditures, and the Company recognized $603 in the three-month period ended March 31, 2026. As of March 31, 2026, the Company’s deferred reimbursements balance is $6,168.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

9.
COMMITMENTS

In connection with the development of the mine portal and related infrastructure at the Elk Creek Project, ECRC has entered into the following construction and engineering contracts as of March 31, 2026:

In February 2026, ECRC entered into a unit-rate construction contract for portal development and earthworks with a not-to-exceed amount of approximately $19,472, with payments made only as work is completed. ECRC advanced $2,921 at contract inception, which will be applied as a credit against monthly invoices on a ratable basis over the life of the contract. As of March 31, 2026, $2,826 of the advance remains unapplied and is included in other assets on the consolidated balance sheet.

Also in connection with the portal development, ECRC entered into contracts for detailed engineering, slope stabilization and erosion control, project management and site supervision, and supply of steel arch structures for the mine portal. In aggregate, these contracts represent total commitments of approximately $13,389. As of March 31, 2026, $549 of work had been performed under these agreements.

10.
Leases

The Company incurred lease costs as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Operating Lease Cost:
Fixed rent expense	$54	$24	$121	$70
Variable rent expense	2	4	9	11
Short-term lease cost	4	2	8	7
Sublease income	(16)	(8)	(43)	(32)
Lease cost – other operating expense:	$44	$22	$95	$56

The maturities of lease liabilities are as follows as of March 31, 2026:

Future Lease Maturities
Total remaining lease payments	$415
Less portion of payments representing interest	(36)
Present value of lease payments	379
Less current portion of lease payments	162
Non-current lease liability	$217

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

11.
Fair Value Measurements

The following tables present information about the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026, and June 30, 2025, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

are observable, such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument and include situations where there is little, if any, market activity for the instrument.

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$419,196	$419,196	$—	$—
Investment in equity securities	3	3	—	—
Total	$419,199	$419,199	$—	$—
Liabilities:
Earnout shares liability	$13,508	$—	$—	$13,508
Warrant liabilities	11,472	—	11,472	—
Total	$24,980	$—	$11,472	$13,508

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,554	$25,554	$—	$—
Investment in equity securities	3	3	—	—
Total	$25,557	$25,557	$—	$—
Liabilities:
Earnout shares liability	$5,880	$—	$—	$5,880
Warrant liabilities	6,852	—	6,852	—
Total	$12,732	$—	$6,852	$5,880

12.
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

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the single operating segment and decides how to better allocate resources based on total operating expenses, net loss, changes in cash and cash equivalents, and cash and cash equivalent balances that are reported on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. The CODM’s objective in making resource allocation decisions is to optimize the Company’s ability to develop and operate the Elk Creek Project. In addition, the CODM reviews the segment’s assets based on total assets reported on the Condensed Consolidated Balance Sheet, and the accounting policies of our single operating segment are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. For additional reportable single operating segment level financial information, see the Condensed Consolidated Financial Statements.

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

All currency amounts are stated in thousands of U.S. dollars, except for share data, unless noted otherwise.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Board, and may include statements regarding, among other matters, the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Company’s niobium, scandium, and titanium project (the “Elk Creek Project”) located in southeastern Nebraska; NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); the estimated timing and capital costs of the Portal Project (as defined below); the estimated total upfront capital expenditure for the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, and titanium and the potential to produce rare earth elements at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; NioCorp’s expectation that it will receive the full $10.0 million in reimbursement under the Project Sub-Agreement (the “DoD Agreement”) with Advanced Technology International, an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the U.S. Department of Defense; the intended use of our cash balance as of March 31, 2026, the proceeds from the exercise of Common Share purchase warrants (“Warrants”) and the reimbursement payments pursuant to the DoD Agreement; the expected results of the previously announced drilling program at the Elk Creek Project (the "2025 Drilling Program"); the expectation that the results of the 2025 Drilling Program will be used to update the feasibility study for the Elk Creek Project; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; the completion of technical and economic analyses on the potential addition of rare earth oxides to NioCorp’s planned product suite; statements with respect to the estimation of mineral resources and mineral reserves; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; the duration and anticipated benefits of the Rights Plan (as defined below); NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues, tariffs, and geopolitical unrest on the Elk Creek Project’s economic model; and the creation of full-time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements reflect material expectations and assumptions, including, without limitation, expectations and assumptions relating to: NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; the future price of and demand for metals, including aluminum-scandium("Al-Sc") alloy; and the stability of the financial and capital markets. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s requirement of significant additional capital; NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; NioCorp’s ability to achieve the required milestones and receive the full $10.0 million in reimbursement under the DoD Agreement; NioCorp’s ability to receive a final commitment of financing from EXIM or other debt financing or financial support on acceptable timelines, on acceptable terms, or at all; NioCorp’s ability to continue to meet Nasdaq listing standards; risks relating to the common shares, no par value, of the Company (“Common Shares”), including price volatility, lack of dividend payments and dilution or the perception of the likelihood of any of the foregoing; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness, if any, or other agreements may impair NioCorp’s ability to obtain additional financing, on acceptable terms, or at all; covenants contained in agreements with NioCorp’s secured creditors that may affect its assets; NioCorp’s limited operating history; NioCorp’s history of losses; the material weaknesses in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weaknesses and the timing of remediation; the possibility that NioCorp may qualify as a “passive foreign investment company (“PFIC”) under the Internal Revenue Code of 1986, as amended (the “Code”); the potential that the 2023 business combination with GX Acquisition Corp. II could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products; current and future offtake agreements, joint ventures, and partnerships, including our ability to negotiate extensions to existing agreements or to enter into new agreements, on favorable terms or at all; NioCorp’s ability to attract qualified management; estimates of mineral resources and reserves; mineral exploration and production activities; feasibility study results; the results of metallurgical testing; the results of technological research; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining and scandium alloy industries; trade policies and tensions, including tariffs; inflationary pressures; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, development, or scandium alloy production activities; management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities of grades of reserves and resources; claims on the title to NioCorp’s properties; the infringement or loss of NioCorp's intellectual property rights; potential future litigation; and NioCorp’s lack of insurance covering all of NioCorp’s operations.

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

Company Overview

NioCorp is developing the Elk Creek Project, located in southeastern Nebraska. The Elk Creek Project is a development-stage property that has disclosed niobium, scandium, and titanium reserves and resources and disclosed rare earth mineral resources. The Company is continuing technical and economic studies around the rare earths contained in the Elk Creek Project’s mineral resources in order to determine whether extraction of rare earth elements can be reasonably justified and economically viable after taking into account all relevant factors. Niobium has developing applications in the formulation of solid-state lithium-ion batteries, which may reduce charging times and increase battery safety. Niobium is used to produce various superalloys that are extensively used in high-performance aircraft and jet turbines. It also is used in High-Strength, Low-Alloy steel, a stronger steel used in automobiles, bridges, structural systems, buildings, pipelines, and other applications that generally increases strength and/or reduces weight, which can result in environmental benefits, including reduced fuel consumption and material usage and fewer air emissions. Scandium can be combined with aluminum to make high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, an environmentally preferred technology for high-reliability, distributed electricity generation. Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants, and many others. It also is used in pigments for paper, paint, and plastics. Rare earths are critical to electrification and decarbonization initiatives and can be used to manufacture the strongest permanent magnets commercially available. In December 2025, the Company acquired certain manufacturing assets and intellectual property related to Al-Sc alloy production, which are intended to support a potential future domestic scandium supply chain, subject to financing and development.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on carrying out our near-term planned work programs associated with securing the project financing package necessary to complete mine development and construction of the Elk Creek Project.

Recent Corporate Events

On February 25, 2026, the Company issued and sold (a) 17,400,000 Common Shares at an offering price of $5.00 per Common Share and (b) 2,600,000 pre-funded Warrants (the “February Pre-Funded Warrants”) to purchase up to an additional 2,600,000 Common Shares at an offering price of $4.9999 per February Pre-Funded Warrant in a registered offering (the “February 2026 Offering”) under the Company's registration statement on Form S-3 (Registration No. 333-290837), pursuant to the Placement Agency Agreement between the Company and Maxim, dated February 24, 2026. On February 25, 2026 and March 4, 2026, the Company issued a total of 2,599,951 Common Shares in connection with the cashless exercise of all of the outstanding February Pre-Funded Warrants. The Company received net proceeds from the February 2026 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $93,406.

On November 21, 2025, the Company adopted a limited-duration shareholder rights plan (the "Rights Plan") pursuant to a Shareholder Rights Plan Agreement dated November 21, 2025 (the "Original Rights Plan Agreement"), between the Company and Computershare Investor Services Inc., as rights agent (the "Rights Agent"). One right (a "Right") was issued for each Common Share outstanding as of December 4, 2025, and a Right automatically attaches to each Common Share subsequently issued until the expiration of the Rights Plan. The Rights generally become exercisable only if a person or group acquires, or announces the current intention of commencing a take-over bid to acquire, beneficial ownership of 20% or more of the Company's outstanding Common Shares, other than through a permitted bid made in compliance with applicable Canadian take-over bid rules. If the Rights become exercisable, each holder of a Right, other than the acquiring person, would be entitled to purchase additional Common Shares at a discount to the then-current market price. The Rights Plan was not adopted in response to any specific take-over proposal.

Subsequent to the period end, on April 6, 2026, following approval by the Company's shareholders at the Company's annual general meeting, the Company and the Rights Agent entered into an Amended and Restated Shareholder Rights Plan Agreement (the "Amended Rights Plan Agreement"), which amended and restated the Original Rights Plan Agreement in its entirety. Under the Original Rights Plan Agreement, the Rights Plan would have expired on May 21, 2026. Under the Amended Rights Plan Agreement, the Rights Plan now expires at 5:00 p.m. (Toronto time) on the date of the Company's annual general meeting of shareholders to be held in 2027, or earlier upon the redemption of the Rights or, provided that a triggering event has not occurred, at such earlier date or time as the Board of Directors may determine in its sole discretion.

Neither the adoption of the Original Rights Plan Agreement nor the subsequent entry into the Amended Rights Plan Agreement had an impact on the Company's consolidated financial statements for the period ended March 31, 2026.

Elk Creek Project Update

On February 26, 2026, the Company announced that construction of the main access to the underground portion (the "Portal Project") of the Company’s Elk Creek Critical Minerals Project (the “Elk Creek Project”) in southeastern Nebraska had begun. The construction of the Elk Creek Project mine’s main entrance, known as a “portal,” will serve as the primary access point for personnel, equipment, and materials, as well as to deliver ore from the underground mine to the surface production plant. The Company also filed a formal “Notice of Commencement” with the Mine Safety and Health Administration (MSHA) in conjunction with this effort. The Portal Project has an overall budget of $44.6 million, and through March 31, 2026, the Company has incurred approximately $1.8 million in construction costs.

Other Activities

The Company continues to execute a work plan to further advance the development of the Elk Creek Project. In addition to the expected updates to Mineral Resources and Mineral Reserves, noted above, the Company expects to finalize engineering and costing of its new and more efficient production process which incorporates the potential addition of rare earth products and the planned production of titanium in the form of titanium tetrachloride. In addition, the Company is advancing engineering to modify the design of the mine to incorporate a twin ramp for access along with a Railveyor system for material movement instead of utilizing vertical mining shafts. The updated mine design will also incorporate updated costing. This work is expected to be summarized in an updated feasibility study for the Elk Creek Project.

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
•
Negotiation and completion of offtake agreements for the remaining uncommitted production of niobium, scandium, and titanium from the Elk Creek Project, as well as potential rare earth oxide production;
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
•
Continuation of the Company’s efforts to secure additional federal, state, and local operating permits, as needed;
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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Operating expenses
Employee related costs	$1,475	$376	$4,982	$1,610
Professional fees	1,243	636	3,431	1,858
Exploration expenditures	1,693	495	13,409	894
Other operating expenses	2,919	1,092	7,028	2,533
Total operating expenses	7,330	2,599	28,850	6,895
Change in fair value of earnout shares liability	(2,679)	1,263	7,628	510
Change in fair value of warrant liabilities	(2,156)	1,513	13,670	620
Change in fair value of convertible notes	—	—	—	40
Interest expense	—	—	—	48
Foreign exchange loss (gain)	4	(2)	7	2
Interest income	(2,823)	—	(5,767)	—
Other gains	—	—	—	(122)
(Gain) loss on equity securities	(1)	2	(1)	2
Income tax benefit	—	—	—	—
Less: Net (loss) attributable to redeemable noncontrolling interest	(344)	(78)	(1,774)	(177)
Net income (loss) and comprehensive income (loss) attributable to the Company	$669	$(5,297)	$(42,613)	$(7,818)

Net income (loss) per common share, basic	$0.01	$(0.11)	$(0.39)	$(0.17)
Net income (loss) per common share, diluted	0.01	(0.11)	(0.39)	(0.17)
Adjusted net (loss)	(2,700)	(2,467)	(16,481)	(5,753)
Adjusted net (loss) per share	(0.02)	(0.05)	(0.14)	(0.14)

Three-month period ended March 31, 2026 compared to the three-month period ended March 31, 2025

Significant items affecting operating expenses are noted below:

Employee-related expenditures increased for the three-month period in 2026 as compared to 2025 primarily due to the timing of the amortization of costs associated with options to purchase Common Shares ("Options") issued to employees in 2026 and the hiring of additional corporate staffing.

Professional fees increased for the three-month period in 2026 as compared to 2025 primarily due to higher professional service costs incurred in support of the Company's corporate governance, regulatory compliance, and project advancement activities.

Exploration expenditures increased for the three-month period in 2026 as compared to 2025, primarily due to costs associated with the Company's efforts to update the Elk Creek Project feasibility study.

Other operating expenses include costs related to investor relations, general office expenses, shareholder services and proxy related activities, board-related expenditures, and other miscellaneous items. These costs increased for the three-month period in 2026 as compared to 2025 primarily due the timing of the amortization of costs associated with Option grants issued to board members and advisors, as well as higher investor-facing service costs.

Other significant items impacting the change in the Company’s net income (loss) and net income (loss) per share are noted below:

Change in fair value of earnout shares liability represents the impact of changes in fair value related to shares of Class B common stock of ECRC, the rights of the holders of which to exchange such shares into Common Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the "Earnout Shares"). The decline in fair value for the three-month period in 2026 as compared to 2025 primarily reflect the decrease in the Company’s Common Share price in the financial modeling used to determine the period end fair value.

Change in fair value of warrant liabilities represents the impact of changes in fair value of Warrants recorded as liabilities in the condensed consolidated balance sheet. The declines in fair value for the three-month period in 2026 as compared to 2025 primarily reflect decreases in the Company’s Common Share price used in the Black-Scholes valuation of outstanding Warrant liabilities. In addition, the 2026 decline was partially offset by additional fair value expense recognized in connection with Warrants exercised during the period.

Interest income represents earnings from the investment of excess cash balances in a commercial money market account. The increase for the three-month period in 2026 as compared to 2025 is attributable to our higher cash balance resulting from our successful financing efforts subsequent to March 31, 2025.

Loss attributable to noncontrolling interest represents the portion of net loss in ECRC not owned by the Company. The increase in loss for the three-month period in 2026 as compared to 2025 is related to the increased exploration expenditures, as noted above, incurred by ECRC.

Adjusted net loss increased slightly for the three-month period in 2026, as compared to 2025, primarily due to the increases in operating expenditures as noted above, partially offset by increased interest income. Adjusted net loss per share declined due to the impact of additional Common Share issuances subsequent to March 31, 2025.

Nine-month period ended March 31, 2026 compared to the nine-month period ended March 31, 2025

Except as noted below, the discussion of significant variances for the three-month period also explains the majority of changes for the nine-month period, including with respect to net loss and net loss per share for the nine-month period ended March 31, 2026:

Exploration expenditures increased for the nine-month period ended March 31, 2026 as compared to 2025, primarily due to field-based costs associated with the 2025 Drilling Program, which was substantially completed by September 30, 2025, as well as expenses related to the Company’s ongoing efforts to update the Elk Creek Project feasibility study.

Change in fair value of earnout shares liability and change in fair value of warrant liabilities both increased for the nine-month period ended March 31, 2026 as compared to 2025, reflecting the effect of an increase in the Company’s Common Share price on the financial modeling results for each of these liabilities.

Adjusted net loss increased for the nine-month period ended March 31, 2026, as compared to 2025, primarily due to the higher operating expenses as noted above, partially offset by an increase in interest income. Adjusted net loss per share remained steady due to an increase in Common Shares outstanding since March 31, 2025.

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

As discussed above under “—Recent Corporate Events”, the Company closed the February 2026 Offering with net proceeds of approximately $93.4 million, after deducting placement agency fees and other offering expenses payable by the Company. In addition, during the three-month period ended March 31, 2026, the Company issued an aggregate of 4,553,142 Common Shares through the exercise of Warrants and Options by their holders and advances under the Yorkville Equity Facility Financing Agreement, for which the Company received proceeds totaling approximately $31.2 million. The Company expects to use these net proceeds for working capital and general corporate purposes, including to advance efforts to launch construction of the Elk Creek Project and move it to commercial operation.

As of March 31, 2026, the Company had cash of $419.2 million and working capital of $409.9 million, compared to cash of $25.6 million and working capital of $24.8 million on June 30, 2025.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash outflows are approximately $65.0 million to $75.0 million for the next twelve months. These planned cash outflows are expected to consist of expenditures relating to limited, incremental activities to advance certain aspects of the Elk Creek Project by ECRC, corporate overhead costs, and estimated costs related to securing financing necessary for advancement of the Elk Creek Project. These planned expenditures include expenditures relating to the anticipated completion of an updated resource and reserve estimate and associated mine plan and an updated capital cost estimate in connection with the EXIM application process, infrastructure development, ongoing engineering and metallurgical test work, environmental and permitting activities, community and stakeholder engagement programs, corporate and administrative overhead, and advisory costs related to securing project financing.

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

The planned corporate overhead costs over the next twelve months are approximately $11.6 million and the settlement of outstanding accounts payable as of March 31, 2026.

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

The Company continues to meet with EXIM, provide responses to requests for additional information from EXIM and to the consultants that are conducting due diligence on the Company’s application on behalf of EXIM, and take steps to complete the additional project activities identified by the PPL. There can be no assurance as to what further project activities or matters EXIM may request in connection with the application process. We are currently unable to estimate how long the application process may take, and there can be no assurances that we will be able to successfully negotiate a final commitment of debt financing from EXIM.

We expect our cash balance as of March 31, 2026, as well as the proceeds from Warrant and Option Exercises, if any, and the reimbursement payments pursuant to the DoD Agreement, to be sufficient to fund our planned expenditures for the next twelve months. However, additional work is required in order to advance the Elk Creek Project to construction, requiring additional financing. The technical report summary for the Elk Creek Project prepared in accordance with subpart 1300 of Regulation S-K (“S-K 1300”) and filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,141.0 million. The actual amount of capital expenditure required to successfully achieve commercial production at the Elk Creek Project is subject to, among other factors, the timing and actual cost of further exploration, preparing feasibility studies, permitting, engineering and the construction of infrastructure, mining and processing facilities. In addition, to the extent that EXIM requests further project activities to be undertaken in connection with the diligence process, the Company would require additional funding to complete such activities. As noted above, the Company’s ability to continue operations, fund our current work plan, and construct and operate the Elk Creek Project is dependent on management’s ability to secure additional financing.

Except for the potential exercise of Options and Warrants, we currently have no further funding commitments or arrangements for additional financing at this time. Management currently anticipates that it will fund the upfront capital expenditure amount for the Elk Creek Project through a combination of debt and equity financing, with approximately two-thirds of such amount being funded from the net proceeds of debt financing, including the amount of debt that would be represented by the EXIM Financing, if any. Management is actively pursuing additional sources of debt and equity financing to meet its long-term funding requirements, and while it has been successful in doing so in the past, there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. Pursuant to the Exchange Agreement, dated as of March 17, 2023 (as amended, supplemented or otherwise modified, the “Exchange Agreement”), by and among NioCorp, ECRC and GX Sponsor II LLC, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. Notwithstanding the restrictions set forth in the Exchange Agreement, there is significant uncertainty that we would be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities, including secured and unsecured convertible debt instruments, or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties, although current market conditions and other recent worldwide events have substantially reduced the number of potential buyers/acquirers of any such interests. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

As defined under S-K 1300, we are a development stage issuer and we have incurred losses since our inception. The Company will require additional capital to meet its long-term operating requirements. Uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for geographic recessions have contributed to general global economic uncertainty. During the three-month period ended March 31, 2026, these events continued to create uncertainty with respect to overall project funding and timelines. The Company will need to secure additional capital to finance construction and achieve commercial production to support its long-term business objectives.

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

Operating Activities

During the nine-month period ended March 31, 2026, the Company’s operating activities consumed $11.9 million of cash (2025: $5.9 million). The cash used in operating activities for the nine-month period ended March 31, 2026, reflects the Company’s funding of losses of $44.4 million, primarily resulting from increased fair value related to the Earnout Shares and Warrant liabilities, share-based compensation, and other non-cash transactions. Overall, operational outflows during the nine-month period ended March 31, 2026, increased from the corresponding period of 2025 due to costs and expenditures incurred in connection with the 2025 Drilling Program and the Company's current efforts to update the Elk Creek Project feasibility study. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

During the nine-month period ended March 31, 2026, the Company’s investing activities consumed $27.7 million of cash (2025: $—). The cash used in investing activities for the nine months ended March 31, 2026, reflects the acquisition of additional land and mineral rights for the Elk Creek Project as well as costs incurred related to the construction of the Portal Project, and the acquisition of the manufacturing assets and intellectual property of FEA Materials LLC.

Financing Activities

Financing inflows were $435.3 million during the nine-month period ended March 31, 2026 (2025: $5.2 million), with 2026 inflows reflecting the gross receipts of $405.2 million from the equity offerings and $60.8 million from Warrant and Option exercises and advances under the Yorkville Equity Facility Financing Agreement, offset by $30.1 million of share issuance costs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates and Recent Accounting Pronouncements” as of June 30, 2025, in the Annual Report on Form 10-K, except as noted below.

Intangible Assets

The fair value of the acquired technology was estimated using the multi-period excess earnings method. Significant inputs include estimated future cash flows attributable to the acquired technology, an appropriate discount rate, and assumptions regarding technological obsolescence. The intangible asset is amortized on a straight-line basis over an estimated useful life of ten years and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Assumptions used in the model are subjective and require significant judgment.

Goodwill

Goodwill is assessed for impairment annually, or more frequently upon the occurrence of a triggering event. The Company operates as a single reporting unit, as our scandium commercialization activities are not managed or reviewed as a discrete component by the CODM and no discrete financial information is prepared at that level. Accordingly, goodwill is tested at the consolidated reporting unit level. This determination will be reassessed as our scandium commercialization activities mature.

Use of Non-GAAP Financial Measures and Reconciliations

The Company has included certain non-GAAP financial measures in this Quarterly Report on Form 10-Q such as adjusted net loss and adjusted net loss per share. Adjusted net loss for presentation purposes is our net loss attributable to the Company plus non-cash items plus (gain)/loss on non-recurring items. Adjusted net loss per share is the impact of these adjustments on the per share net losses incurred. These non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Because these non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. The Company’s management believes that presenting adjusted net loss and adjusted net loss per share provides investors with additional insight into underlying operating performance by excluding the non-cash gains and losses noted above. Our presentation of certain non-GAAP financial measures should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculations of non-GAAP measures. These non-GAAP measures are not presented in accordance with U.S. GAAP and the use of these terms vary from others in our industry.

Reconciliations of net income (loss) attributable to the Company to adjusted net loss and net loss per share attributable to the Company to adjusted net loss per share are presented below:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Net income (loss) attributable to the Company	$669	$(5,297)	$(42,613)	$(7,818)
Adjustments:
Change in fair value of earnout shares liability	(2,679)	1,263	7,628	510
Change in fair value of warrant liabilities	(2,156)	1,513	13,670	620
Share-based compensation	825	7	3,911	788
Non-recurring gains	—	—	—	(122)
Loss on share issuances	488	43	724	80
Depreciation and amortization	154	2	200	3
Other	(1)	2	(1)	186
Adjusted net (loss)	$(2,700)	$(2,467)	$(16,481)	$(5,753)

Net income (loss) per share attributable to the Company	$0.01	$(0.11)	$(0.39)	$(0.17)
Adjustments:	-	-	-	-
Change in fair value of earnout shares liability	(0.02)	0.03	0.07	0.01
Change in fair value of warrant liabilities	(0.02)	0.03	0.13	0.01
Share-based compensation	0.01	—	0.04	0.02
Non-recurring gains	—	—	—	—
Loss on share issuances	—	—	0.01	—
Depreciation and amortization	—	—	—	(0.01)
Other	—	—	—	—
Adjusted net (loss) per share	$(0.02)	$(0.05)	$(0.14)	$(0.14)

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

Other

The Company has one class of shares, being Common Shares. A summary of outstanding Common Shares, Options, and Warrants as of May 14, 2026, is set out below, on a fully diluted basis.

Common Shares Outstanding
(Fully Diluted)
Common Shares	145,587,048
Vested shares of ECRC Class B common stock (1)	3,516,140
Options (2)	4,397,500
Warrants (3)	20,695,331
(1)
Each exchangeable into one Common Share at any time, and from time to time, until March 17, 2033.
(2)
Each exercisable into one Common Share.
(3)
Includes 15,666,526 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares and 3,175,586 Warrants that are each exercisable into one Common Share.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, the

CEO and the CFO have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, our CEO and CFO have concluded that the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting Existing as of March 31, 2026

The management of NioCorp Developments Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, the CEO and the CFO have concluded that, as of March 31, 2026, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, continued to exist as of March 31, 2026. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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

Remediation Plan for the Material Weaknesses

To address our material weaknesses existing as of March 31, 2026, we have implemented and continue to develop a remediation plan to address each individual material weakness identified. While these remediation efforts are ongoing and the material weaknesses continue to exist, management has taken measured steps to strengthen the Company’s internal control environment. These actions include the following:

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
•
We continue to evaluate and hire additional personnel to support accounting, finance, and internal control oversight functions.
•
We have initiated the implementation of certain systems and tools intended to enhance financial reporting processes and internal controls, including enterprise accounting and financial reporting software and an initial training plan to provide incremental training to accounting and finance personnel. These initiatives have been implemented, however the related controls have not yet operated for a sufficient period of time to conclude on their effectiveness.
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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company issued and sold the following Common Shares in reliance on Section 4(a)(2) of the Securities Act in connection with the closing of advances under the Yorkville Equity Facility Financing Agreement and based upon representations and warranties of Yorkville in connection therewith:

Date	Gross Proceeds	Shares Issued	Price/Share
January 15, 2026	$14,124.3	2,177,662	$6.4860
January 23, 2026	7,052.4	1,000,000	7.0524
January 23, 2026	7,490.3	1,000,000	7.4903
January 29, 2026	2,478.8	350,000	7.0823

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
3.3(2)	Amendment to Articles, effective March 17, 2023
4.1(3)	Placement Agency Agreement, dated as of February 24, 2026, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.2(3)	Form of February Pre-Funded Warrant (included in Exhibit 4.1)
4.3(4)

Amended and Restated Shareholder Rights Plan Agreement, dated as of April 6, 2026, by and between NioCorp Developments Ltd. and Computershare Investor Services Inc. as rights agent (or any successor rights agent)

10.1(4)#	NioCorp Developments Ltd. Long-Term Incentive Plan, as amended through April 6, 2026
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS(5)	Inline XBRL Instance Document
101.SCH(5)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(3) Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on February 25, 2026, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on April 6, 2026, and incorporated herein by reference.

(5) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended March 31, 2026 and 2025, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2026 and 2025, (iv) the Interim Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the Three and Nine Months ended March 31, 2026 and 2025 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: May 14, 2026

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 14, 2026