Form 10-K
period 2026-06-30
NIOCORP DEVELOPMENTS LTD
filed 2026-09-25
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

At December 31, 2025, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $622.4 million based on the closing sale price as reported on the Nasdaq Stock Market. There were 145,849,630 common shares outstanding on September 25, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

1

TABLE OF CONTENTS

Select Mining Definitions

2022 S-K 1300 Elk Creek Technical Report Summary

A technical report summary for the Elk Creek Project that conforms to S-K 1300 reporting standards, with an effective date of June 30, 2022, originally filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.

2026 NI 43-101 Elk Creek Technical Report	The CIM-compliant NI 43-101 technical report for the Elk Creek Project with an effective date of August 10, 2026.
2026 S-K 1300 Elk Creek Technical Report Summary

A technical report summary for the Elk Creek Project that conforms to S-K 1300 reporting standards, with an effective date of June 30, 2026, filed as Exhibit 96.1 to this Annual Report on Form 10-K and incorporated by reference herein.

2026 Elk Creek Study	A pre-feasibility study, completed in 2026, prepared by qualified persons for the Elk Creek Project.
carbonatite	A type of intrusive or extrusive igneous rock defined by mineralogic composition consisting of greater than 50% carbonate minerals.
CIM	Canadian Institute of Mining and Metallurgy.
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

development stage issuer	An issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property.
development stage property	A property that has mineral reserves disclosed, pursuant to Regulation S-K 1300, but no material extraction.
diamond drilling	A type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis.
dysprosium or Dy	The element dysprosium (atomic number 66), a rare-earth element in the lanthanide series.
dysprosium oxide	The chemical compound composed of dysprosium and oxygen with the formula Dy2O3.
economically viable

When used in the context of mineral reserve determination, means that the qualified person has determined, using a discounted cash flow analysis, or has otherwise analytically determined, that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions.

Elk Creek Project

The Company’s critical minerals project located near Elk Creek, Nebraska that is expected to produce niobium, scandium, titanium, and several rare earth products, including neodymium-praseodymium oxide, dysprosium oxide, terbium oxide, SEG carbonate, and heavy rare earth carbonate feasibility study

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

i

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

ferroniobium or FeNb	An iron-niobium alloy, with a niobium content of 60-70%.
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

LoM	Life of Mine, the period from the beginning of construction to the end of mine life.
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
preliminary feasibility study (or pre-feasibility study)

A comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a qualified person has determined (in the case of underground mining) a preferred mining method, or (in the case of surface mining) a pit configuration, and in all cases has determined an effective method of mineral processing and an effective plan to sell the product.

(1)
A pre-feasibility study includes a financial analysis based on reasonable assumptions, based on appropriate testing, about the modifying factors and the evaluation of any other relevant factors that are sufficient for a qualified person to determine if all or part of the indicated and measured mineral resources may be converted to mineral reserves at the time of reporting. The financial analysis must have the level of detail necessary to demonstrate, at the time of reporting, that extraction is economically viable.
(2)
A pre-feasibility study is less comprehensive and results in a lower confidence level than a feasibility study. A pre-feasibility study is more comprehensive and results in a higher confidence level than an initial assessment.

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
A board authorized by United States federal, state, or foreign statute to regulate professionals in the mining, geoscience, or related field;
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

A group of 17 elements, primarily the 15 lanthanide elements. Lanthanum, cerium, praseodymium, neodymium and promethium are considered “light” REE; samarium, europium and gadolinium are often referred to as “medium” REE; while terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium are considered “heavy” REE (“HREE”). Two additional elements, yttrium and scandium, are often classified as HREE although they are not lanthanides. Yttrium and scandium are also included in this categorization because they exhibit similar properties to the lanthanides and are found in the same ore bodies. Individual mineral deposits may not contain all REEs in economically recoverable quantities.

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

Note 1 to Paragraph (1) of the Definition of Relevant Experience: It is not always necessary for a person to have five years' experience in each and every type of deposit in order to be an eligible qualified person if that person has relevant experience in similar deposit types. For example, a person with 20 years' experience in estimating mineral resources for a variety of metalliferous hard-rock deposit types may not require as much as five years of specific experience in porphyry-copper deposits to act as a qualified person. Relevant experience in the other deposit types could count towards the experience in relation to porphyry-copper deposits.

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

S-K 1300	Subpart 1300 of Regulation S-K promulgated by the United States Securities and Exchange Commission

scandium or Sc

The element scandium (atomic number 21), a transition metal used as an alloying agent with aluminum that provides high strength and lower weight for aerospace industry components and other applications that need lightweight metals. It also is used in the electrolyte layer of solid oxide fuel cells.

Sc2O3	Scandium trioxide, the primary form of refined scandium
SEG carbonate	Samarium-europium-gadolinium carbonate
terbium oxide	The chemical compound composed of terbium and oxygen with the formula Tb2O3 titanium or Ti

The element titanium (atomic number 22), a transition metal which in its oxide form is a common pigment in paper, paint, and plastic. In its metallic form, titanium is used in aerospace applications, armor, chemical processing applications, marine hardware applications, medical implants, power generation, and in sporting goods.

TiCl4	Titanium tetrachloride, an input for the production of high-purity titanium oxides and compounds
TiO2	Titanium dioxide, a commercial form of refined titanium
TREO	Total Rare Earth Oxides, the sum of all rare earth element oxides in a mineral deposit

Mineral Reserves and Resources

Information, including all mineral resource and mineral reserve estimates, concerning the Elk Creek Project in this Annual Report on Form 10-K has been prepared in accordance with the requirements of S-K 1300 and is based on the 2026 S-K 1300 Elk Creek Technical Report Summary, filed as Exhibit 96.1 to this Annual Report on Form 10-K. S-K 1300 requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year. You are cautioned that mineral resources are subject to further exploration and development and are subject to additional risks and no assurance can be given that they will eventually convert to future reserves. Inferred resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the inferred resource exists or is economically or legally mineable. In addition, the economic analysis described in the 2026 S-K 1300 Elk Creek Technical Report Summary was conducted in connection with the 2026 Elk Creek Study to demonstrate economic viability and support the determination of mineral reserves and is based on assumptions relating to discount rate, production rates, commodity prices, operating costs, capital expenditures, and other inputs that are subject to significant uncertainty. The results of the economic analysis are not a forecast or prediction of actual results for the periods covered, and actual results may differ materially from those projected by the economic analysis. There can be no assurance that the assumptions underlying the economic analysis will prove to be accurate or that the projected economics of the Elk Creek Project will be realized. See Item 1A., Risk Factors.

Currency

All dollar amounts in this Annual Report on Form 10-K are expressed in thousands of United States (“U.S.”) dollars unless otherwise indicated. The Company’s accounts are maintained in U.S. dollars and the Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Risk Factors Summary

Investing in common shares, no par value, of the Company (“Common Shares”) involves numerous risks and uncertainties, as more fully described below. You should read these risks before you invest in our Common Shares. In particular, risks associated with our business include, but are not limited to, the following:

Risks Related to Our Business

•
We will require significant additional capital to fund our business plan.
•
We have a limited operating history on which to base an evaluation of our business and prospects.
•
We have a history of losses and expect to continue to incur losses in the future.
•
We may be unable to successfully negotiate final, definitive offtake agreements, which could have a material adverse effect on our ability to secure project financing and establish the commercial viability of the Elk Creek Project.

v

•
Any failure of our counterparties to meet their obligations to us or to third parties with respect to our offtake agreements, supply agreements or other commercial agreements could have a material adverse effect on our ability to secure project financing and establish the commercial viability of the Elk Creek Project.
•
We may not receive any proceeds from the exercise of our outstanding Common Share purchase warrants (“Warrants”), and the potential adverse effect on the prevailing market prices for our Common Shares as a result of sales, or the perception of future sales, of Common Shares could adversely affect our ability to raise additional capital.
•
The Company has identified a material weakness in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of the Common Shares.

Risks Related to Mining and Development

•
We face numerous uncertainties in estimating our mineral reserves and resources and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
•
Price volatility could have dramatic effects on our results of operations and our ability to obtain financing for the Elk
Creek Project and execute our business plan.
•
The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.
•
We have no history of producing commercial products from our current mining properties and there can be no assurance that we will successfully establish mining operations or profitably produce minerals.
•
The success of our business will depend, in part, on the growth of existing and emerging uses for scandium and rare earth products.
•
Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.
•
Our properties and operations may be subject to litigation or other claims.
•
We do not currently insure against all the risks and hazards of mineral exploration, development, and mining operations.

Risks Related to Government Regulation

•
We may not be able to obtain or renew all required permits and licenses to place any of our properties into production.
•
We are subject to significant governmental regulations that affect our operations and costs of conducting our business.
•
Land reclamation requirements for our properties may be burdensome and expensive.

Risks Related to Our Debt

•
The level of our indebtedness from time to time could impair our ability to obtain additional financing.

Risks Related to the Common Shares

•
Future sales, or the perception of future sales, of Common Shares by existing shareholders or by us, or future dilutive issuances of Common Shares by us, could adversely affect prevailing market prices for the Common Shares and cause investors to suffer dilution in their net book value per Common Share.
•
We are subject to the continued listing criteria of The Nasdaq Stock Market LLC (“Nasdaq”) and our failure to satisfy these criteria may result in delisting of the Common Shares.
•
Our Rights Plan (as defined below) includes terms and conditions that could discourage a take-over or other transaction that shareholders may consider favorable.

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

Business Operations

NioCorp, through ECRC (as defined below), is developing a critical minerals project that, if and when developed, will produce niobium, scandium, titanium and several rare earth products, including neodymium-praseodymium oxide, dysprosium oxide, terbium oxide, samarium-europium-gadolinium (“SEG”) carbonate, and heavy rare earth carbonate. Known as the “Elk Creek Project,” it is located near Elk Creek, Nebraska, in the southeast portion of the state.

•
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
•
Scandium can be combined with aluminum to make super-high-performance alloys with increased strength and improved corrosion resistance. Scandium also is a critical component of advanced solid oxide fuel cells, which are increasingly being deployed to provide reliable, on-site power for energy-intensive artificial intelligence data centers.
•
Titanium is a component of various superalloys and other applications that are used for aerospace applications, weapons systems, protective armor, medical implants and many others. It also is used in pigments for paper, paint, and plastics.
•
Rare earth elements are critical minerals that are needed in virtually all U.S. defense systems and across the electronics, manufacturing, high-technology, transportation, and energy sectors. Magnetic rare earths, such as neodymium, praseodymium, terbium, and dysprosium are critical to the making of neodymium-iron-boron magnets, which are used in critical defense systems, electric vehicles, advanced automation, and robotics.

Our primary business strategy is to advance our Elk Creek Project to commercial production. We are focused on securing project financing sufficient to cover initial capital costs and other related expenses necessary for the commencement and completion of construction, and carrying out our near-term planned work programs necessary to complete detailed design, development, and construction of the Elk Creek Project, as well as the commencement of early elements of project construction.

Corporate Structure

The Company’s business operations are conducted primarily through ECRC. The table below provides an overview of the Company’s current subsidiaries and their activities:

Name	State/Province of Formation	Ownership	Business
0896800 B.C. Ltd. (“0896800”)	British Columbia	100%	The only business of 0896800 is to hold the shares of Class A common stock of ECRC
Elk Creek Resources Corp. (“ECRC”)	Delaware	81.33%(1)	The business of ECRC is the development of the Elk Creek Project
NioCorp Advanced Metals and Alloys, LLC ("NAMA")	Delaware	100%	The business of NAMA is the production of scandium-containing aluminum master alloys
NioCorp Technologies Limited	United Kingdom	100%	The business of NioCorp Technologies Limited is the research and development of aluminum-scandium alloys and other business opportunities

(1)
Represents 100% of Class A common stock owned by 0896800, and 3,516,140 Vested Shares and 3,391,596 Earnout Shares (each as defined below) held by third parties, and outstanding as of June 30, 2026.

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

During fiscal year 2021, we obtained funding which allowed us to purchase land and mineral rights at the Elk Creek Property and continue early project execution activities. During fiscal year 2022, we focused efforts towards refining our Elk Creek Project mineral resource and mineral reserve estimates with respect to REEs. This work included additional assays of historical drill core to fill data gaps in the existing resource database and re-modeling. Based on this re-interpretation of the geologic data, an update to the mine plan was also completed. Based on this work, we issued a NI 43-101 technical report on June 28, 2022, and filed the 2022 S-K 1300 Elk Creek Technical Report Summary as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2022.

On March 17, 2023 (the “Closing Date”), the Company closed a series of transactions (the “GXII Transaction”) pursuant to the Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GX Acquisition Corp. II (“GXII”), and Big Red Merger Sub Ltd (the “Closing”).

As a result of the GXII Transaction, among other matters, GXII became an indirect, majority-owned subsidiary of NioCorp and changed its name to “Elk Creek Resources Corp.”, which we refer to as “ECRC,” and the Common Shares and the Warrants that were assumed by NioCorp from GXII (the “NioCorp Assumed Warrants”) were listed for trading on Nasdaq under the symbols “NB” and “NIOBW,” respectively.

Pursuant to the Business Combination Agreement, the Sponsor Support Agreement, dated September 25, 2022, among GX Sponsor II LLC (the “Sponsor”), GXII, the Company and the other persons party thereto, and the Exchange Agreement, dated as of March 17, 2023, by and among NioCorp, ECRC and the Sponsor (the “Exchange Agreement”), after the Closing, the shares of Class B common stock of ECRC are exchangeable into Common Shares on a one-for-one basis, subject to certain equitable adjustments, under certain conditions. Of the issued and outstanding shares of Class B common stock of ECRC, 4,565,808 shares (the “Vested Shares”) were vested as of the Closing Date and are exchangeable at any time, and from time to time, until the tenth anniversary of the Closing Date and 3,391,596 shares (the “Earnout Shares”) are exchangeable until the tenth anniversary of the Closing Date, subject to certain vesting conditions. See Note 8 to the consolidated financial statements included in Part II, Item 8 hereof for additional information regarding the Class B common stock of ECRC.

In addition, during fiscal year 2026, the Company completed the acquisition of an additional 447.43 acres of land pursuant to existing option to purchase agreements ("OTPs"). As a result of these transactions, the Company now holds full ownership of all surface rights within the one-square-mile section in which it plans to construct both the underground critical minerals mine and integrated surface processing facility associated with the Elk Creek Project. These acquisitions also include 1.6 acres of land adjacent to Highway 50 and County Road 721 that will be used for improvements to both roadways in order to establish the entrance to the project site on the north side of the Company’s owned lands.

On December 4, 2025, the Company, through its newly-formed subsidiary, NAMA, completed the acquisition of the manufacturing assets and intellectual property of FEA Materials LLC for $8.4 million in cash. The acquired assets include equipment and proprietary technology used to produce aluminum-scandium ("Al-Sc") master alloy through an innovative process that converts scandium oxide directly into Al-Sc master alloy, eliminating the need to first manufacture scandium metal. This technology is expected to meaningfully reduce processing complexity and cost relative to traditional methods. The acquisition strengthens the Company’s downstream commercialization strategy by potentially enabling the future production of Al-Sc master alloy in the United States, subject to completion and financing of the Elk Creek Project.

On February 26, 2026, the Company announced that construction of the main access to the underground portion (the "Portal Project") of the Elk Creek Project had commenced. The construction of the Elk Creek Project mine’s main entrance, known as a “portal,” will serve as the primary access point for personnel, equipment, and materials, as well as to deliver ore from the underground mine to the surface production plant. The Company also filed a formal “Notice of Commencement” with the Mine Safety and Health Administration ("MSHA") in conjunction with this effort. The Portal Project has an overall budget of $44.6 million, and through June 30, 2026, the Company has incurred approximately $5.6 million in construction costs.

During fiscal year 2025, the Company initiated a drilling program at the Elk Creek Project to support the conversion of a portion of its current indicated resources into measured resources and the subsequent conversion of a portion of its current probable mineral reserves into proven mineral reserves. This drilling program and related assay work were completed in fiscal year 2026, and formed the basis of the updated 2026 Elk Creek Study, which is summarized in the 2026 S-K 1300 Elk Creek Technical Report Summary filed as Exhibit 96.1 to this Annual Report on Form 10-K and as more fully described below under Item 2. “Properties.”

Recent Corporate Events

EXIM Bank Financing Process

As previously disclosed, on March 6, 2023, the Company announced the receipt of a Letter of Interest from the Export-Import Bank of the United States (“EXIM”) for potential debt financing, which may include a loan or loan guarantee, through EXIM’s “Make More in America” initiative to fund a portion of the project costs of the Elk Creek Project (the “EXIM Financing”).

NioCorp submitted a formal application to EXIM under EXIM’s “Make More in America” initiative on June 6, 2023. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee on October 2, 2023. EXIM deployed additional resources to the processing of the Company’s application during the quarter ended December 31, 2023, and has retained financial and legal consultants to support EXIM’s due diligence on the Elk Creek Project. On April 15, 2024, the Company received a Preliminary Project Letter (the “PPL”) from EXIM. The PPL is a summary of EXIM’s initial due diligence findings and also includes a preliminary Indicative Term Sheet. The PPL identified additional project activities to be undertaken by the Company in conjunction with the EXIM evaluation process. These include an updated mine plan and updated Elk Creek Project capital costs on a final or close-to-final basis reflecting updated process flows.

NioCorp continues to work with EXIM to advance the Elk Creek Project through EXIM’s due diligence and loan application process. The completion of the 2026 Elk Creek Study satisfies a key EXIM due diligence requirement reflected in the PPL, and the Company now expects to advance to the next steps of the process relating to detailed engineering, procurement and construction contracting. The PPL included an indicative term sheet, which left open the total estimated amount of the EXIM Financing and provided that the amount of the EXIM Financing that could be made available for the Elk Creek Project will be scaled based on the number of U.S. jobs supported, both during construction and over the life of EXIM’s financing, subject to certain expectations regarding the ratio of debt-to-equity financing for the Elk Creek Project. The Company believes that the updated 2026 Elk Creek Study, with its updated economic analysis, mineral resource and mineral reserve estimates, and increased job creation projections, demonstrates that the Elk Creek Project satisfies the criteria for increased financing as contemplated by the PPL. However, NioCorp is currently unable to estimate the total amount of the EXIM Financing, if any, as well as how long the application process, including additional project activities identified by EXIM, may take, and there can be no assurances that NioCorp will be able to successfully negotiate a final commitment for the EXIM Financing, on acceptable terms, or at all.

During the fiscal year ended June 30, 2026, the Company raised approximately $467.2 million in net proceeds from equity financing transactions, which involved the issuance and sale of Common Shares, and pre-funded warrants to purchase Common Shares, in a series of registered offerings. For further discussion, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

DoW Agreement

On August 4, 2025, ECRC entered into a Project Sub-Agreement (the “DoW Agreement”) with Advanced Technology International, an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the U.S. Department of War (“DoW”). Subject to the terms and conditions of the DoW Agreement, ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoW upon the achievement of certain project milestones related to engineering and additional reserve drilling, as well as preparing updated cost estimates, for the Elk Creek Project. As of June 30, 2026, NioCorp has received approximately $8.1 million of reimbursement payments under the DoW Agreement.

Shareholder Rights Plan Agreement

On November 21, 2025, the Company adopted a limited-duration shareholder rights plan (the "Rights Plan") pursuant to a Shareholder Rights Plan Agreement dated November 21, 2025 (the "Original Rights Plan Agreement"), between the Company and Computershare Investor Services Inc., as rights agent (the "Rights Agent"). One right (a "Right") was issued for each Common Share outstanding as of December 4, 2025, and a Right automatically attaches to each Common Share subsequently issued until the expiration of the Rights Plan. The Rights generally become exercisable only if a person or group acquires, or announces the current intention of commencing a take-over bid to acquire, beneficial ownership of 20% or more of the Company's outstanding Common Shares, other than through a permitted bid made in compliance with applicable Canadian take-over bid rules. If the Rights become exercisable, each holder of a Right, other than the acquiring person, would be entitled to purchase additional Common Shares at a discount to the then-current market price. The Rights Plan was not adopted in response to any specific take-over proposal. On April 6, 2026, following approval by the Company's shareholders at the Company's annual general meeting held on April 6, 2026, the Company and the Rights Agent entered into an Amended and Restated Shareholder Rights Plan Agreement (the "Amended Rights Plan Agreement"), which amended and restated the Original Rights Plan Agreement in its entirety. Under the Original Rights Plan Agreement, the Rights Plan would have expired on May 21, 2026. Under the Amended Rights Plan Agreement, the Rights Plan now expires at 5:00 p.m. (Toronto time) on the date of the Company's next annual general meeting.

Competitive Business Conditions

There is significant competition within the minerals industry to discover, acquire, and obtain project financing for, mineral properties considered to have commercial potential. We compete with others in efforts to obtain project financing and resources to advance the Elk Creek Project to construction and commercial operation, acquire and utilize mining and processing equipment, and hire qualified personnel. These other companies may be better capitalized than us and we may have difficulty in obtaining the financing and resources necessary to advance the Elk Creek Project to construction and commercial operation. There is currently a significant focus on domestic critical mineral supply among potential producers, processors and the U.S. Government. This includes recent government financing and policy support announced for other potential sources of critical minerals, which may alter the strategic importance of the Elk Creek Project and impact our ability to access funding or potential future government support. In addition, in competing for qualified personnel, we may be required to pay compensation or benefits relatively higher than those paid in the past, and the availability of qualified personnel may be limited in high-demand periods.

Once the Elk Creek Project begins commercial operation, we expect to face significant competition both domestically and globally for our products. The most prominent global competitor is China, which controls a substantial majority of the world’s scandium and REE production. China’s scandium and rare earth industries benefit from extensive government support, allowing Chinese companies to offer scandium and REEs at subsidized prices, often undercutting other producers. Moreover, Chinese companies have invested heavily in improving their processing capabilities, giving them a technological and cost advantage in the global market, and we believe, at the expense of world sustainability and labor standards. In recent years, China has also begun to implement export controls limiting the amount of scandium and REE products that are sold into the global market outside of China. We believe these controls have created a bifurcated market for scandium, dysprosium and terbium, causing prices outside China to be significantly higher than prices within China.

Cycles

The mining business is subject to mineral price cycles. The marketability of minerals and mineral concentrates is also affected by worldwide economic cycles. Demand has in the past, and may in the future, be subject to those same worldwide economic cycles. Fluctuations in supply and demand in various regions throughout the world are common. In addition, the niobium, scandium, titanium, and rare earth products, that we intend to produce at the Elk Creek Project are subject to additional commodity-specific price cycles resulting from, among other factors, demand for specific products, export controls, taxes and other tariffs and fees.

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

Environmental Regulation - U.S. Federal Laws

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint, and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring clean-up actions and/or demands for reimbursement for government-incurred clean-up costs or natural resource damages. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Resource Conservation and

Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA, and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

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

The National Environmental Policy Act requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare either a detailed statement known as an Environmental Impact Statement (“EIS”), or a less detailed statement known as an Environmental Assessment (“EA”). The EPA, other federal agencies, and any interested third parties can review and comment on the scope of the EIS or EA and the adequacy of any findings set forth in the draft and final EIS or EA. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

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

Environmental Regulation − Nebraska

Nebraska has a well-developed set of environmental regulations and responsible agencies but does not have clearly defined regulations with respect to permitting mines. As such, review of the project and the issuance of permits by Nebraska agencies and regulatory bodies could potentially impact the total time to market for our Elk Creek Project. Other Nebraska regulations govern operating and design standards for the construction and operation of any source of air emissions and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating conditions, technical criteria, fees, or surety requirements. The most stringent permit related to air quality is known as a Prevention of Significant Deterioration (“PSD”) permit, which requires the applicant to demonstrate compliance with the National Ambient Air Quality Standards ("NAAQS") and Best Available Control Technology (“BACT”) for the control of air emissions. If the facility exceeds the potential to emit thresholds for such a permit and is thus subject to PSD requirements, permanent construction at the project site may not begin until the responsible agency issues the PSD permit. For facilities in Nebraska with potential emissions below PSD thresholds, a state air construction permit is needed. The state permit also requires a demonstration of compliance with NAAQS but does not require a BACT demonstration and further allows construction at a subject facility to proceed ahead of permit issuance through an established variance process. The Elk Creek Project has held a state air construction permit since June 2, 2020.

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

As of June 30, 2026, we had fourteen full-time employees as well as four contract employees. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance, and property management.

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Board, and may include statements regarding, among other matters, the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration and development activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Elk Creek Project; NioCorp’s expectations on the form of future project financing; the necessity and impact of additional binding offtake agreements and the terms of such agreements, if any; NioCorp’s ability to receive a final commitment of financing from EXIM; future standards imposed by the U.S. federal government, if any; the estimated total upfront capital expenditure for the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, titanium and the rare earth elements at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; NioCorp’s expectation that it will receive the full $10.0 million in reimbursement under the DoW Agreement; the intended use of our cash balance as of June 30, 2026, the proceeds from Warrant exercise issuances, and the reimbursement payments pursuant to the DoW Agreement; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; statements with respect to the estimation of mineral resources and mineral reserves; statements with respect to projected product pricing, costs, and project economics; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; NioCorp’s possible future usage of artificial intelligence (“AI”) and the risks and challenges associated therewith; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues, tariffs, and geopolitical unrest on the Elk Creek Project’s economic model; construction of the Portal Project at the Elk Creek Project; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements reflect material expectations and assumptions, including, without limitation, expectations and assumptions relating to: NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; the future price of and demand for metals, including Al-Sc alloy; the impact that Chinese restrictions have on pricing and demand including the existence of a bifurcated market between China and the rest of the world; and the stability of the financial and capital markets. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s requirement of significant additional capital; NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; NioCorp’s ability to achieve the required milestones and receive the full $10.0 million in reimbursement under the DoW Agreement; NioCorp’s ability to receive a final commitment of financing from EXIM or other debt financing or financial support on acceptable timelines, on acceptable terms, or at all; NioCorp’s ability to continue to meet Nasdaq listing standards; risks relating to the Common Shares, including price volatility, lack of dividend payments and dilution or the perception of the likelihood of any of the foregoing; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness, if any, or other agreements may impair NioCorp’s ability to obtain additional financing, on acceptable terms, or at all; NioCorp’s limited operating history; NioCorp’s history of losses; the material weakness in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weakness and the timing of remediation; the possibility that NioCorp may qualify as a PFIC under the Code; the potential that the 2023 business combination with GXII could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; changes in tax laws and regulations; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products, including, without limitation, a reduction of demand for scandium from a downturn in capital spending for AI; impacts on the markets and pricing for scandium and rare earth products from the Chinese-based markets, including any future changes to export restrictions; current and future offtake agreements, joint ventures, and partnerships, including our ability to negotiate extensions to existing agreements or to enter into new agreements, on favorable terms or at all; NioCorp’s ability to negotiate definitive agreements for existing non-binding memoranda of understanding and non-binding term sheets; NioCorp's ability to attract qualified management; estimates of mineral resources and reserves; mineral exploration and production activities; technical and economic study results; the results of metallurgical testing; the results of technological research; unexpected variations in the quantity of ore, grade or recovery rates, or the presence of deleterious elements that would affect the process plant or waste removal; unexpected geotechnical and hydrogeological conditions from what was assumed in the mine designs; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining and scandium alloy industries; trade policies and tensions, including tariffs and other export controls; inflationary pressures; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; changes in other environmental and social factors; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, development or scandium alloy production activities; management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities or grades of reserves and resources; claims on the title to NioCorp’s properties; the infringement or loss of NioCorp's intellectual property rights; potential future litigation; NioCorp’s lack of insurance covering all of NioCorp’s operations; and changes in operating and capital costs, exchange rates, metallurgical performance, labor availability and other risks associated with the mining industry.

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

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash needs are approximately $65 million to $75 million for the next twelve months. In addition to outstanding accounts payable and short-term liabilities, our planned expenditures over the next twelve months are expected to consist of expenditures relating to the advancement of the Elk Creek Project by NioCorp’s majority owned subsidiary, ECRC, corporate overhead costs, and estimated costs related to securing financing necessary for advancement of the Elk Creek Project.

We expect to use our cash balance as of June 30, 2026, as well as the proceeds from Warrant and options to purchase Common Shares ("Options") exercise issuances, and the reimbursement payments pursuant to the DoW Agreement, to fund our planned expenditures for the next twelve months. However, additional work is required in order to advance the Elk Creek Project, which will require additional financing. If the Company were able to obtain additional funding, the Company would be able to accelerate planned expenditures ahead of its current schedule. In addition, to the extent that EXIM requests further project activities to be undertaken in connection with the diligence process, the Company would require additional funding to complete such activities. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

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

The 2026 S-K 1300 Elk Creek Technical Report Summary includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,849 million. The actual amount of capital expenditure required to successfully achieve commercial production at the Elk Creek Project is subject to, among other factors, the timing and actual cost of further exploration, preparing feasibility studies, permitting, engineering, and the construction of infrastructure, mining and processing facilities. We anticipate financing the estimated total upfront capital expenditure for the Elk Creek Project with debt financing (including the potential EXIM Financing) and additional equity financing.

The potential EXIM Financing is subject to, among other matters, the satisfactory completion of due diligence, including the additional project activities identified in the PPL, the negotiation and settlement of final terms, and the negotiation of definitive documentation. The PPL included an indicative term sheet, which left open the total estimated amount of the EXIM Financing and provided that the amount of the EXIM Financing that could be made available for the Elk Creek Project will be scaled based on the number of U.S. jobs supported, both during construction and over the life of EXIM’s financing, subject to certain expectations regarding the ratio of debt-to-equity financing for the Elk Creek Project. However, NioCorp is currently unable to estimate the total amount of the EXIM Financing, if any, as well as how long the application process, including additional project activities identified by EXIM, may take, and there can be no assurances that NioCorp will be able to successfully negotiate a final commitment for the EXIM Financing, on acceptable terms, or at all.

Agreements we enter into may contain restrictions on our ability to raise additional financing on reasonable terms or at all. For example, pursuant to the Exchange Agreement, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. Additionally, sales of substantial amounts of securities may have a highly dilutive effect on our ownership or share structure. Sales of a large number of Common Shares in the public markets, or the potential for such sales, could decrease the trading price of the Common Shares and could impair our ability to raise capital through future sales of Common Shares. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets.

Our ability to obtain necessary funding depends upon a number of factors, including, without limitation, the status of the national and worldwide economy, including international trade restrictions and policies, the demand for and the price of the products we intend to produce and our ability to negotiate satisfactory offtake arrangements for the products we intend to produce at the Elk Creek Project. We are actively pursuing additional sources of debt and equity financing, and while we have been successful in doing so in the past, there can be no assurance we will be able to obtain any such additional financing on acceptable terms, if at all. Our inability to access sufficient capital for our operations and the Elk Creek Project could have a material adverse effect on our financial condition, results of operations, or prospects.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception, we have had no revenue from operations. We have no history of producing products from any of our properties, and our assumptions related to the risks we may face in the future related to the Elk Creek Project may change. Our Elk Creek Project is a development stage property. Advancing our Elk Creek Project from a development stage property to a production stage property will require significant capital and time, and successful commercial production from the Elk Creek Property will be subject to permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•
the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting, engineering and construction of infrastructure, mining, and processing facilities;
•
the availability and costs of drilling equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;
•
the availability and cost of appropriate smelting and/or refining arrangements, if required;
•
compliance with environmental and other governmental approval and permit requirements;
•
the availability of funds to finance exploration, development, permitting, and construction activities, as warranted;
•
potential opposition from non-governmental organizations, local groups, or local residents that may delay or prevent development activities;
•
potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, supplies or the encountering of unexpected conditions; and
•
potential shortages of mining, mineral processing, hydrometallurgical, pyrometallurgical, construction, and other facilities-related supplies.

The costs, timing, and complexities of exploration, development, engineering, and construction activities may be increased by the location of our properties and competition from other mineral exploration and mining companies. It is common for exploration companies to experience unexpected problems and delays during development, if commenced, including engineering, procurement, construction, commissioning, and ramp-up delays. Accordingly, our activities may not result in profitable operations and we may not succeed in establishing operations or profitably producing products at any of our current or future properties, including our Elk Creek Project.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have negative cash flow from operating activities, and expect to continue to incur losses in the future. We incurred a net loss attributable to the Company of $48.6 million for the year ended June 30, 2026, and $17.4 million for the year ended June 30, 2025.

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

We anticipate that costs at our projects that we may explore or develop, including the Elk Creek Project, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgical performance, and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, steel, aluminum, iron, chemicals, natural gas, fresh water, and electricity, as well as by government actions such as tariffs. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable or not profitable at all. For example, the 2026 S-K 1300 Elk Creek Technical Report Summary includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,849 million, including a contingency of 14%, which is an increase of approximately $708 million compared to the estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,141.0 million that was included in the 2022 S-K 1300 Elk Creek Technical Report Summary. The increase in estimated total upfront capital expenditure for the Elk Creek Project is primarily driven by a substantially redesigned processing plan and mining operation producing eight critical minerals and significant inflationary impacts since the 2022 S-K 1300 Elk Creek Technical Report Summary. The actual amount of capital expenditure required to successfully achieve commercial production at the Elk Creek Project is subject to, among other factors, the timing and actual cost of further exploration, preparing feasibility studies, permitting, engineering and the construction of infrastructure, mining, and processing facilities. A material increase in costs at any significant location could have a significant effect on our profitability.

We may be unable to successfully negotiate final, definitive offtake agreements, which could have a material adverse effect on our ability to secure project financing and establish the commercial viability of the Elk Creek Project.

We have entered into offtake agreements related to our Elk Creek Project, that cover the sale of 75% of our planned ferroniobium production for the first ten years of commercial operation. We expect that we will need to enter into additional offtake agreements to obtain sufficient project financing to cover initial capital costs and other related expenses, and to establish the commercial viability of the Elk Creek Project. We have entered into non-binding memoranda of understanding and non-binding term sheets related to the offtake of the remainder of the ferroniobium, as well as portions of our expected production of scandium and 100% of our titanium and rare earth production, that we expect to produce from the Elk Creek Project for the first ten years of commercial operation. We may be unable to negotiate final terms and agreements with these or other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated. Final terms may include less favorable pricing structures or volume commitments, reduced contract durations and other adverse changes. Delays in negotiating final agreements could slow our initial commercialization, and failure to agree to definitive terms for sales of sufficient volumes of our products could prevent us from growing our business. To the extent that terms in our initial purchase and offtake agreements may influence negotiations regarding future contracts, the failure to negotiate favorable final terms in respect of our current negotiations could have a material negative impact on our growth and profitability. Further, our prospective counterparties may cancel or delay entering into definitive agreements for a variety of reasons, some of which may be outside of our control. Any failure to enter into such definitive agreements on a timely basis, on favorable terms, or at all, could have a material adverse effect on our ability to secure project financing and establish the commercial viability of the Elk Creek Project.

Any failure of our counterparties to meet their obligations to us or to third parties with respect to our offtake agreements, supply agreements or other commercial agreements could have a material adverse effect on our ability to secure project financing and establish the commercial viability of the Elk Creek Project.

We have entered into offtake agreements, and may enter into joint ventures or partnership arrangements, including additional offtake agreements, with other parties in relation to the exploration, development, and production of certain of the properties in which we have an interest. In addition, we expect to enter into other agreements, including Engineering, Procurement, and Construction (“EPC”) agreements, as well as agreements related to the supply of natural gas and electricity to the Elk Creek Project.

Any failure of our counterparties to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, price fluctuations and termination provisions related to such agreements, or our ability to negotiate extensions to existing agreements or to enter into new agreements, on favorable terms or at all, could have a material adverse effect on us, the development and production at our properties, including the Elk Creek Project, the joint ventures, if any, or their properties and therefore could have a material adverse effect on our ability to secure project financing and establish the commercial viability of the Elk Creek Project.

A disruption in, or failure of our third-party service providers’ IT systems, including those related to cybersecurity, could adversely affect our business operations and financial performance.

We rely on the accuracy, capacity, and security of our third-party service providers’ IT systems for the operations of many of our business processes and to comply with regulatory, legal, and tax requirements. We are dependent on third parties to provide important IT services relating to, among other things, operational technology at our facilities, human resources, electronic communications, and certain finance functions. Despite the security measures that our third-party service providers have implemented, including those related to cybersecurity, we have experienced, and may experience in the future, cybersecurity incidents. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-service attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information, and the systems and information of our third-party service providers. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software that is commonly used by companies in cloud-based services and bundled software. We have experienced cybersecurity threats and cybersecurity incidents in the past, and may experience cybersecurity threats and cybersecurity incidents in the future. To date, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have had or are reasonably likely to have, a material impact on our business operations or financial condition.

Though our third-party service providers have controls in place, we cannot provide assurance that a cybersecurity incident will not occur in the future. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Cybersecurity threats or incidents or disruptions of our third-party service providers’ IT systems could interrupt our ability to manage and operate our business, impact data, and adversely affect our business operations and financial performance, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. In addition, we have incurred costs in connection with the remediation of cybersecurity incidents in the past and we may be required to incur significant costs to protect against and, if required, remediate the damage caused by cybersecurity incidents, disruptions or system failures in the future.

We may also be required to comply with cybersecurity standards imposed by the U.S. Government as a condition of entering into government contracts or receiving federal financial assistance. Any failure to comply with these standards, whether or not resulting in a cybersecurity incident or disruption, could restrict our ability to receive financing from the U.S. Government or to bid for, be awarded and perform contracts with the U.S. Government.

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

We may use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability, and could have adverse effects on our results of operations, financial condition, liquidity and cash flows.

We may incorporate AI solutions into our business, and we may leverage AI, including generative and agentic AI, into our business operations. Our competitors or other third parties, may incorporate AI into their business more quickly or more successfully than we do, which could impair our ability to compete effectively and could adversely affect our results of operations. In addition, there are significant risks in using AI, and there can be no assurance that the use of AI will enhance our business or be beneficial to our business operations, including our efficiency or our profitability.

Additionally, if our AI applications, or the AI applications of third parties, are based on data, algorithms or other inputs that are flawed, or if our AI applications, or the AI applications of third parties, assist us in producing content, analyses or recommendations that are, or are alleged to be, deficient, inaccurate or biased, our business, results of operations and financial conditions may be adversely affected. The increased use of AI applications generally has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our own use of AI applications may increase our cybersecurity risks, as well as the cybersecurity risks of third parties, which could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand, reputational or competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by governmental or other regulatory agencies, will require significant resources to develop, test and implement AI ethically and to minimize any unintended, harmful impacts.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on a relatively small number of key employees, including our Chief Executive Officer. The loss of any officer could have an adverse effect on us. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary. Further, the specialized nature of our model as summarized in the 2026 S-K 1300 Elk Creek Technical Report Summary may make qualified persons difficult to replace, which could have a material adverse effect on our business and financial condition.

The effect on the capital markets and the economy of recent global events, including inflation, volatility in commodity prices, supply chain uncertainty, tariffs and trade tensions, and increases in raw material and labor costs, could have an adverse effect on NioCorp’s business plans, financial condition, and liquidity.

Certain events have affected, and continue to affect, the global and United States economies, including increased inflation, volatility in commodity prices, supply chain uncertainty, tariffs and trade tensions, and increases in raw material and labor costs. We cannot predict how this will affect our business, but the impact may be adverse.

Although it is not possible to predict the ultimate impact of these factors on NioCorp’s business plans, financial position, or liquidity, such impacts that may be material include, but are not limited to: (i) delays in the completion of the mine and surface engineering designs and uncertainty regarding our ability to finalize necessary EPC agreements as a result of disruptions in the businesses of our engineering consultants and key contractors for the Elk Creek Project, (ii) reduced availability and increased costs of employees, (iii) a negative impact on our liquidity position, and (iv) increased costs and less ability to access funds in the capital markets. The full extent to which these factors may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time.

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

•
enforce in courts outside the U.S. judgments obtained in U.S. courts based upon the civil liability provisions of U.S. federal securities laws against these persons and the Company; or
•
bring in courts outside the U.S. an original action to enforce liabilities based upon U.S. federal securities laws against these persons and the Company.

We may not receive any proceeds from the exercise of our outstanding Warrants, and the potential adverse effect on the prevailing market prices for our Common Shares as a result of sales, or the perception of future sales, of Common Shares could adversely affect our ability to raise additional capital.

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

We may not recognize the full value of the DoW Agreement.

Subject to the terms and conditions of the DoW Agreement, the DoW will reimburse ECRC for a portion of the costs incurred by ECRC under the DoW Agreement and ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoW upon the achievement of certain project milestones. If the Company is not successful in achieving the milestones required under the DoW Agreement or if the reimbursements sought by the Company are rejected or the DoW Agreement is terminated prior to completion of all milestones, the Company may not receive all of the payments as reimbursements for expenses incurred as expected under the DoW Agreement.

The Company has identified a material weakness in its internal control over financial reporting. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of the Common Shares.

Our management has identified a material weakness in its internal control over financial reporting relating to a deficiency in the principles associated with the control activities component of internal control based on the criteria established by the COSO Framework (as defined below), that constitute a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, the Company’s management has assessed the effectiveness of its internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective as of June 30, 2026.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We identified a material weakness in our internal control over financial reporting that existed as of June 30, 2026. As a result of such material weakness and other matters raised or that may in the future be raised by the SEC or the Canadian securities regulators, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

Risks Related to Mining and Development

We face numerous uncertainties in estimating our mineral reserves and resources and inaccuracies in, or changes to, our estimates or the factors and assumptions on which they are based, including with respect to the economic analysis conducted in connection with the 2026 S-K 1300 Elk Creek Technical Report Summary, could result in lower than expected revenues, higher than expected costs, and decreased profitability.

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

•
geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience;
•
demand for the minerals that we plan to produce;
•
current and future market prices for minerals and contractual arrangements;
•
current and future operating costs and capital expenditures may exceed estimates;
•
severance and excise taxes, royalties and development and reclamation costs;
•
future mining technology improvements;
•
the effects of regulation by governmental agencies;
•
the ability to obtain, maintain and renew all required permits;
•
employee health and safety; and
•
historical production from the area compared with production from other producing areas.

The conversion of reported mineral resources to mineral reserves should not be assumed, and the reclassification of reported mineral resources from lower to higher levels of geological confidence should not be assumed. As such, actual mineral tonnage recovered from identified reserves, and revenues and expenditures with respect to our reserves, may vary materially from estimates. Thus, these estimates may not accurately reflect our actual reserves. Any material inaccuracy in, or changes to, our estimates related to our reserves, or the underlying factors and assumptions, could result in lower-than-expected revenues, higher-than-expected costs, or decreased profitability, which could materially and adversely affect our business, results of operations, financial position, and cash flows.

In addition, the economic analysis described in the 2026 S-K 1300 Elk Creek Technical Report Summary that was conducted in connection with the 2026 Elk Creek Study to demonstrate economic viability and support the determination of mineral reserves may be impacted by the variables listed above, as well as assumptions relating to discount rates, future production rates, commodity prices, operating costs, capital expenditures, and other inputs that are subject to significant uncertainty. For example, the initial capital cost estimate for the Elk Creek Project as described in the 2026 S-K 1300 Elk Creek Technical Report Summary has a contingency level of 14%. The results of the economic analysis are not a forecast or prediction of actual results for the periods covered, and actual results may differ materially from those projected by the economic analysis. There can be no assurance that the assumptions underlying the economic analysis will prove to be accurate or that the projected economics of the Elk Creek Project will be realized. Any material inaccuracy in, or change to, our estimates related to our economic analysis could result in lower than expected revenues, higher than expected costs, or decreased profitability, which could materially and adversely affect our business, results of operations, financial position, and cash flows.

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

Titanium metal is used in various superalloys and other applications for aerospace applications, armor, and medical implants, and in oxide form is a key component of pigments used in paper, paint, and plastics. The Elk Creek Project would produce a small quantity of TiCl4 relative to other producers. As a small producer, we would be subject to fluctuations in the price of TiCl4 that would result from normal variations in supply and demand for this commodity.

In addition, the niobium, scandium, titanium, neodymium-praseodymium oxide, dysprosium oxide, terbium oxide, SEG carbonate and heavy rare earth carbonate, that we intend to produce at the Elk Creek Project are also subject to additional commodity-specific price cycles resulting from, among other factors, export controls, taxes and other tariffs and fees. Volatility in the demand for, and prices of, the niobium, scandium, titanium, and potentially, rare earth products, that we intend to produce at the Elk Creek Project may adversely affect the overall value of the Elk Creek Project and impact our ability to obtain financing for the Elk Creek Project on acceptable terms, or at all.

Furthermore, supply-side factors have a significant influence on price volatility for our planned products. Production of scandium and REEs is dominated by Chinese producers. The Chinese Central Government regulates production through quotas and environmental standards and, to a lesser extent, import regulation. It has changed, and may continue to change, those production quotas, environmental standards and import regulations. Over the past few years, the Chinese market has undergone significant restructuring in line with Chinese Central Government policy. However, periods of oversupply or speculative trading in scandium and REEs can lead to significant fluctuations in the market prices of these products. In recent years, China has also begun to implement export controls. We believe these controls have created a bifurcated market for scandium, dysprosium and terbium, causing prices outside China to be significantly higher than prices within China. Any easing of these export controls by China, or the development of alternative sources of supply, could have a material adverse effect on our business, financial condition and results of operations.

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

Exploration for and the production of minerals is highly speculative and involves much greater risk than many other businesses. Most exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

•
economically insufficient mineralized material;
•
fluctuation in production costs that make production uneconomical;
•
labor disputes;
•
unanticipated variations in grade and other geologic problems;
•
environmental hazards;
•
water conditions;
•
difficult surface or underground conditions;
•
industrial accidents;
•
metallurgical, pyrometallurgical, and other processing problems;
•
mechanical and equipment performance problems;

•
failure of dams, stockpiles, wastewater transportation systems, or impoundments;
•
unusual or unexpected rock formations; and
•
personal injury, fire, flooding, cave-ins, and landslides.

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

•
the timing and cost, which are considerable, of the construction of mining and processing facilities;
•
the availability and costs of skilled labor and equipment;
•
compliance with environmental and other governmental approval and permit requirements;
•
the availability of funds to finance construction and development activities;
•
potential opposition from non-governmental organizations, local groups, or local residents that may delay or prevent development activities; and
•
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

The success of our business will depend, in part, on the growth of existing and emerging uses for scandium and rare earth products.

We intend to produce scandium and rare earth products at the Elk Creek Project that are used in critical industries, including AI data centers, electronics, aerospace and defense systems, robotics, and other advanced technologies. The success of our business depends, in part, on the continued growth of these end-markets and the successful commercialization of scandium and rare earth products. If the market for these existing and emerging technologies does not grow as we expect, grows slower than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. Although periods of high market prices would generally be beneficial to our financial performance, any such period could also create economic pressure to identify or create alternate technologies that ultimately could depress the long-term demand for our products. Any unexpected costs or delays in the production of scandium or rare earth products, or less than expected demand for the existing and emerging technologies that use scandium or rare earth products, could have a material adverse effect on the results of our operations.

Our recovery process for our planned products has been evaluated at a demonstration scale but has not been fully validated on a commercial scale.

The 2026 S-K 1300 Elk Creek Technical Report Summary describes the process by which we expect to recover scandium, niobium, titanium and the rare earth products from the Elk Creek Project’s ore body. Although demonstration-scale testing has achieved the targeted recovery rates, the full recovery and separation process has not been operated on a commercial scale or with actual production-stream materials at commercial throughput, and commercial samples of separated products have not yet been produced through the complete process. There can be no assurance that the recovery process will perform as designed on a commercial scale, produce products meeting required purity and quality specifications, or achieve the recoveries assumed in the 2026 S-K 1300 Elk Creek Technical Report Summary. Failure to validate the recovery process on a commercial scale could reduce the Elk Creek Project’s revenue, adversely affect the commercial viability of the Elk Creek Project, and have a material adverse effect on our business, results of operations, and financial condition.

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

Mineral resource/reserve estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated in the 2026 S-K 1300 Elk Creek Technical Report Summary. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or at commercial production scale.

The mineral resource and mineral reserve estimates included in the 2026 S-K 1300 Elk Creek Technical Report Summary and contained in this Annual Report on Form 10-K have been determined based on assumed future prices, cut-off grades, and operating costs that may prove to be inaccurate. Extended declines in market prices for our products may render portions of our resource/reserve estimates uneconomic and may result in reduced reported resources/reserves or may adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of resources/reserves could have a material adverse effect on our Common Share price and on the value of our properties.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases, and we compete with other companies for capital. In particular, the U.S. Government has made, and may continue to make, significant investments in other companies engaged in the mining of scandium, REEs, and other critical minerals, which may provide those companies with greater access to capital, resources, and operational support. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to obtain financing for the Elk Creek Project on terms we consider acceptable, or at all, or to acquire and develop additional properties in the future. Government investment in competing projects may also accelerate the development of alternative sources of supply for our products, which could reduce the prices we are able to realize for our products, and diminish our ability to negotiate offtake or supply agreements on favorable terms. In addition, we compete with others in efforts to obtain resources to advance the Elk Creek Project to construction and commercial operation, including mining and processing equipment, as well as qualified managerial and technical employees. If we are unable to successfully compete for required resources, including qualified employees, we may have difficulty in advancing the Elk Creek Project to construction and commercial operation. In addition, in competing for qualified personnel, we may be required to pay compensation or benefits relatively higher than those paid in the past, and the availability of qualified personnel may be limited in high-demand periods.

Changes in geopolitical conditions and U.S. critical minerals policy could reduce the strategic importance of our planned products and adversely affect our business.

A part of our business strategy is supported by the current geopolitical and national security environment, including ongoing trade tensions between the United States and China, China’s restrictions on exports of certain strategic minerals, and U.S. Government initiatives to strengthen domestic supply chains for critical minerals. These developments have increased interest in and public support for U.S.-based critical mineral projects like the Elk Creek Project.

There is no assurance that these conditions will persist or that the Elk Creek Project will benefit from this strategic focus. Certain government agencies may possess the means to finance only a limited number of critical minerals projects, which could result in fewer projects being funded and increased competition for such support. Our ability to obtain funds or incentives from U.S. Government sources is subject to the availability of funds under applicable government programs and there is no guarantee that there will be opportunities for us to receive such financing or support or that we will be successful in obtaining any grants, awards, loans, or other incentives.

Any improvement in U.S.-China relations, reduction or removal of tariffs or export controls, a shift in U.S. Government priorities regarding access to critical minerals, or identification of other readily available sources of our planned products, could decrease or eliminate the perceived strategic value of domestic production of certain strategic minerals, including scandium, dysprosium and terbium. Similarly, if China were to resume or expand exports of certain strategic minerals, including scandium, dysprosium and terbium, global supply and pricing dynamics could change materially, which could reduce the focus on developing U.S.-based projects.

In addition, U.S. Government agencies, including the DoW, may decide not to continue, or may significantly reduce efforts, to promote domestic critical minerals development. If U.S. Government interest or policy support for domestic critical mineral projects declines, our ability to secure project financing and establish the commercial viability of the Elk Creek Project could be adversely affected. Any such decline could have a material adverse effect on our business, results of operations, and financial condition.

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

There are risks that title to our properties may be challenged or impugned. Our Elk Creek Project is located in Nebraska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. The property we already own will allow us to construct the Elk Creek Project once sufficient project financing is obtained. Our current land and/or mineral rights lease agreements between ECRC and individual landowners give us an OTP, which may be used to support potential future operations, additional mineral exploration activities, and expansion. The rights of the current owners to sell the property subject to these options may be subject to prior unrecorded or unknown claims to title. Further, our current OTP agreements are of fixed duration and expire between December 2029 and May 2040, and we may incur additional cost and delays in securing renewals of such OTPs. We have investigated our rights to explore and exploit the Elk Creek Project resource/reserve and, to the best of our knowledge, our rights in relation to lands covering the Elk Creek Project resource/reserve are in good standing. However, there may be valid challenges to the title of our properties that, if successful, could impair development and/or operations.

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

Facilities associated with the Elk Creek Project, such as the mine, surface plant, tailings facilities, stockpiles and supporting infrastructure, are likely to either temporarily or permanently impact water bodies and wetlands that are subject to regulation by the USACE as Waters of the United States (“WOUS”). We believe that we have obtained the necessary USACE permits to construct the project, but changes to the design or layout of the facility may trigger the USACE to require us to obtain and maintain additional permits for the Elk Creek Project. The duration of this permitting exercise is dictated by the USACE and would need to be completed before facilities that would impact WOUS could be constructed. We may experience delays or additional costs in relation to obtaining the necessary permits and these delays and additional costs could negatively affect the economics of the Elk Creek Project and our results of operations.

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

Our current and future operations, including development of the Elk Creek Project, are and will be governed by laws and regulations, including:

•
laws and regulations governing mineral concession acquisition, prospecting, development, mining, and production;
•
laws and regulations related to exports, taxes, and fees;
•
labor standards and regulations related to occupational health and mine safety; and
•
environmental standards and regulations related to waste disposal, toxic substances, land use reclamation, and environmental protection.

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

Our failure to comply with applicable anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations could negatively impact our reputation and results of operations.

Our governance and compliance policies and processes may not prevent potential breaches of law or accounting or other governance practices. Our operating and ethical codes, among other standards and guidance, may not prevent instances of fraudulent behavior and dishonesty, nor guarantee compliance with legal and regulatory requirements.

We may be required to comply with anti-corruption laws and regulations imposed by governments with jurisdiction over our operations, which may include U.S. and Canadian anti-bribery and corruption legislation, as well as the laws of other countries where we do business or have a close connection. These laws and regulations may restrict our operations, trade practices, investment decisions, and partnering activities. We are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and representatives into contact with “foreign officials” responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations.

Our failure to successfully comply with these laws and regulations may expose us to reputational harm, as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Compliance, on the other hand, often adds cost and complexity to the permitting process and subsequent operations. There can be no guarantee that we will effectively prevent violations by our employees or business partners acting on our behalf, for which we may be held responsible, and any such violation could adversely affect our reputation, business, results of operations and financial condition.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance.

Reclamation may include requirements to:

•
control dispersion of potentially deleterious effluents;
•
treat ground and surface water to achieve water quality standards; and

•
reasonably re-establish pre-disturbance landforms and vegetation.

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

Risks Related to Our Debt

We expect to incur substantial debt in connection with the Elk Creek Project, which will require a significant amount of cash to service, require us to comply with certain covenants and restrictions, and could impair our ability to obtain additional financing.

We expect to incur substantial debt as part of our plan to obtain project financing sufficient to cover initial capital costs and other related expenses necessary to the commencement and completion of construction of the Elk Creek Project, which may include, but is not limited to, the EXIM Financing. We currently anticipate that the upfront capital expenditure amount for the Elk Creek Project will be funded through a combination of debt and equity financing, with approximately 65% of such amount being funded from the net proceeds of debt financing. We will require a significant amount of cash to service any future debt obligations and our ability to generate cash will depend on our future operations, which are subject to prevailing industry conditions and other factors, many of which are beyond our control. We also expect that any agreements governing our future indebtedness will require us to comply with certain covenants and restrictions that limit our ability to engage in activities that may be in our long-term best interests. Any failure to comply with such covenants and restrictions could adversely affect our reputation, business, results of operations and financial condition.

In addition, our articles of incorporation do not limit the amount of indebtedness that we may incur. Any substantial indebtedness could impair our ability to obtain additional financing on a timely basis, or at all, for working capital or to take advantage of business opportunities that may arise.

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

NioCorp generally will be classified as a PFIC for a taxable year if (a) 75% or more of its gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) at least 50% or more of the value of its assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. NioCorp believes that it was classified as a PFIC for its taxable years ended June 30, 2026 and 2025 and, based on the current composition of its income and assets, as well as current business plans and financial expectations, may be classified as a PFIC for its current or future taxable years. Any conclusion regarding PFIC status is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to change. In addition, even if NioCorp concluded it did not qualify as a PFIC, it is possible that the U.S. Internal Revenue Service (the “IRS”) could assert, and that a court could sustain, a determination that NioCorp is a PFIC. Accordingly, there can be no assurance that NioCorp will not be treated as a PFIC for any taxable year. The PFIC rules are complex and each holder of Common Shares or other securities of NioCorp should consult its own tax advisors regarding these rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of such securities.

The 2023 business combination with GXII could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences.

Section 7874 and related sections of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), provide for certain adverse tax consequences when the stock of a U.S. corporation is acquired by a non-U.S. corporation in certain transactions in which former shareholders of the U.S. corporation come to own 60% or more of the stock of the non-U.S. corporation (by vote or value, and applying certain specific counting and ownership rules). These adverse tax consequences include (i) potential additional required gain recognition by the U.S. corporation, (ii) treatment of certain payments to the non-U.S. corporation that reduce gross income as “base erosion payments,” (iii) an excise tax on certain options and stock-based compensation of the U.S. corporation, (iv) disallowance of “qualified dividend” treatment for distributions by the non-U.S. corporation, and (v) if former shareholders of the U.S. corporation come to own 80% or more of the stock of the non-U.S. corporation, treatment of the non-U.S. corporation as a U.S. corporation subject to U.S. federal income tax on its worldwide income (in addition to any tax imposed by non-U.S. jurisdictions). If the 2023 business combination with GXII results in the application of any of these, or any other, adverse tax consequences, NioCorp could incur significant additional tax costs. While NioCorp currently does not believe the 2023 business combination with GXII will cause such adverse tax consequences as a result of Section 7874 and related sections of the Code, this determination is subject to significant legal and factual uncertainty. NioCorp has not sought and will not seek any rulings from the IRS as to the tax treatment of the 2023 business combination with GXII or any related transactions. Further, there can be no assurance that your tax advisor, the IRS, or a court, will agree with the position that NioCorp is not subject to these adverse tax consequences.

Our Common Share price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of the Common Shares:

•
material changes to mineral resource/reserve estimates, grades of mineralization or economic viability of the Elk Creek Project;
•
our ability to obtain sufficient financing for the Elk Creek Project;
•
decline in demand for Common Shares;
•
downward revisions in securities analysts’ estimates or changes in general market conditions;
•
technological innovations by competitors or in competing technologies;
•
investor perception of our industry or our prospects;
•
the impact of trade policies and tariffs, or changes and uncertainties related thereto; and
•
general economic trends.

In particular, any material reductions in resource/reserve estimates, material increases in capital or operating costs relative to those reflected in the 2026 S-K 1300 Elk Creek Technical Report Summary, or other adverse changes to project economics could have a material adverse effect on the value of our properties and the market price of our Common Shares. See “We face numerous uncertainties in estimating our mineral reserves and resources and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs, and decreased profitability” in Item 1A., Risk Factors above.

From July 1, 2025, to the date of this report, the trading price of our stock on the Nasdaq has ranged from a low of $2.19 to a high of $11.67.

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

Future sales, or the perception of future sales, of Common Shares by existing shareholders or by us, or future dilutive issuances of Common Shares by us, or future exercises or exchanges of outstanding Warrants or securities exchangeable for Common Shares, could adversely affect prevailing market prices for the Common Shares and cause investors to suffer dilution in their net book value per Common Share.

In addition to potential debt financing, our plan to obtain project financing sufficient to cover initial capital costs and other related expenses necessary to the commencement and completion of construction of the Elk Creek Project includes the sale and issuance of equity securities which may include, but is not limited to, Common Shares, Warrants, or pre-funded Warrants. Sales of a substantial number of Common Shares in the public market could occur at any time, including issuances and sales of additional Common Shares by us and sales by other security holders. These sales, or the market perception that the holders of a large number of Common Shares or securities convertible, exercisable, or exchangeable into Common Shares intend to sell Common Shares, could reduce the prevailing market price of the Common Shares. The effect, if any, that future public sales of these securities or the availability of these securities for sale will have on the market price of the Common Shares is uncertain. If the market price of the Common Shares were to drop as a result, this might impede our ability to raise additional capital and might cause remaining shareholders to lose all or part of their investment.

The Articles of NioCorp, as amended, permit us to issue an unlimited number of Common Shares. Subject to the requirements of the British Columbia Business Corporations Act and Nasdaq, we will not be required to obtain the approval of the NioCorp shareholders for the issuance of additional Common Shares. We have issued Common Shares in the past and intend to continue to issue Common Shares to finance our activities in the future. In addition, outstanding Options and Warrants and securities convertible into or exchangeable for Common Shares may be exercised, converted, or exchanged resulting in the issuance of additional Common Shares. If we issue additional Common Shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per Common Share depending on the price at which such securities are sold.

We are subject to the continued listing criteria of the Nasdaq and our failure to satisfy these criteria may result in delisting of the Common Shares.

Our Common Shares are currently listed on the Nasdaq under the symbol “NB”. The public NioCorp Assumed Warrants are currently listed on Nasdaq under the symbol “NIOBW.” The Nasdaq has rules for continued listing. In order to maintain the listings, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders.

If Nasdaq delists the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for the Common Shares, reduced liquidity, a determination that our Common Shares are a “penny stock,” decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.

Our Rights Plan includes terms and conditions that could discourage a take-over or other transaction that shareholders may consider favorable.

On November 21, 2025, the Company adopted the Rights Plan pursuant to the Original Rights Plan Agreement, between the Company and the Rights Agent. One Right was issued for each Common Share outstanding as of December 4, 2025, and a Right automatically attaches to each Common Share subsequently issued until the expiration of the Rights Plan. The Rights generally become exercisable only if a person or group acquires, or announces the current intention of commencing a take-over bid to acquire, beneficial ownership of 20% or more of the Company's outstanding Common Shares, other than through a permitted bid made in compliance with applicable Canadian take-over bid rules. If the Rights become exercisable, each holder of a Right, other than the acquiring person, would be entitled to purchase additional Common Shares at a discount to the then-current market price.

On April 6, 2026, following approval by the Company's shareholders at the Company's annual general meeting held on April 6, 2026, the Company and the Rights Agent entered into the Amended Rights Plan Agreement, which amended and restated the Original Rights Plan Agreement in its entirety. Under the Original Rights Plan Agreement, the Rights Plan would have expired on May 21, 2026. Under the Amended Rights Plan Agreement, the Rights Plan now expires at 5:00 p.m. (Toronto time) on the date of the Company's next annual general meeting.

The Board adopted the Rights Plan to help ensure that all shareholders of the Company are treated equally and fairly in the event of any unsolicited take-over bid or other attempt to acquire control of the Company (including by way of a “creeping take-over bid”). The Rights Plan was not adopted in response to any specific take-over bid or other proposal to acquire control of the Company.

The Rights Plan will cause substantial dilution to any person, entity or group that acquires beneficial ownership of 20% or more of the outstanding Common Shares. As a result, the overall effect of the Rights Plan and the issuance of the Rights may be to discourage any person, entity or group from gaining a control or control-like position in the Company or engaging in other tactics, potentially disadvantaging the interests of the Company’s shareholders, without negotiating with the Board and without paying an appropriate control premium to all shareholders. The Rights Plan is intended to, among other things, (i) encourage potential bidders to treat the Company’s shareholders fairly and equally and preserve control premiums and value for shareholders and (ii) provide the Board and shareholders adequate time to appropriately respond on an informed basis. Nevertheless, the Rights Plan may be considered to have certain anti-take-over effects, including potentially discouraging a third party from attempting to obtain a substantial position in the Common Shares or seeking to obtain control of the Company and discouraging a take-over attempt that shareholders may consider favorable or that could result in a premium over the market price of the Common Shares. Even in the absence of a take-over attempt, the Rights Plan may adversely affect the prevailing market price of Common Shares if it is viewed as discouraging take-over attempts in the future.

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

We have experienced cybersecurity threats and cybersecurity incidents in the past, and may experience cybersecurity threats and cybersecurity incidents in the future. For the year ended June 30, 2026, the Company had no material cybersecurity incidents or threats that have materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident.

ITEM 2. PROPERTIES

Elk Creek Project, Nebraska

Our principal mineral property is the Elk Creek Property, a development stage property that is expected to produce eight commercial mineral products: ferroniobium, scandium oxide, titanium tetrachloride, neodymium-praseodymium (“NdPr”) oxide, dysprosium oxide, terbium (“Tb”) oxide, SEG carbonate, and heavy rare earth ("heavies") carbonate. As discussed in greater detail below, the Elk Creek Project has established measured, indicated, and inferred resources along with proven and probable reserves. The below information is in part summarized or extracted from our 2026 S-K 1300 Elk Creek Technical Report Summary, which is filed as Exhibit 96.1 to this Annual Report on Form 10-K. The 2026 S-K 1300 Elk Creek Technical Report Summary has an overall effective date of June 30, 2026. The Company does not have any other material properties.

The qualified persons responsible for the 2026 S-K 1300 Elk Creek Technical Report Summary are:

•
Dahrouge Geological Consulting USA Ltd.;
•
SMH Process Innovation;

•
Dumas Contracting USA Inc.;
•
Amplify Mine Planning LLC;
•
BBA Consultants International LP (formerly Tierra Group International, Ltd.);
•
Olsson;
•
Adrian Brown Consultants Inc.;
•
Andrieux & Associates Geomechanics Consulting, L.P.;
•
Tetra Tech;
•
Metallurgy Concept Solutions;
•
Magemi Mining Inc.;
•
T Engineering; and
•
Scott Honan, M.Sc., SME-RM, NioCorp.

A table of the sections for which each qualified person is responsible is included in Section 2.6 of the 2026 S-K 1300 Elk Creek Technical Report Summary. Except for Scott Honan, none of the qualified persons is affiliated with the Company. Mr. Honan is the Chief Operating Officer of the Company. The disclosure of scientific or technical information in this Annual Report on Form 10-K was reviewed and approved by Mr. Honan who is a qualified person as defined in NI 43-101, and Mr. Honan has verified the data disclosed herein.

The 2026 S-K 1300 Elk Creek Technical Report Summary summarizes the 2026 Elk Creek Study, which, among other matters, updates the Elk Creek Project’s economics to incorporate the expanded product offering, including REEs, revises mine and processing design, and updates mineral resource and mineral reserve estimates and current capital and operating cost estimates. The 2026 Elk Creek Study comprises the results of the technical and economic analyses conducted by the qualified persons, which were also presented in the 2026 NI 43-101 Elk Creek Technical Report. The 2026 Elk Creek Study qualifies as a feasibility study within the meaning given to such term under the CIM Definition Standards (2014) for purposes of NI 43-101 and qualifies as a pre-feasibility study within the meaning given to such term under S-K 1300. The reason that the 2026 Elk Creek Study does not qualify as a feasibility study under S-K 1300 is because additional work with respect to the engineering of and procurement for the planned surface plant is required to allow the qualified person to reduce the overall contingency range attributed to the initial capital expenditure estimate for the Elk Creek Project from the current 14% to less than or equal to 10%. Even as additional work is completed and the contingency range is reduced, accordingly, there can be no assurance that the actual initial capital expenditure requirements will not materially exceed estimates.

Property Description and Location

The Elk Creek Property consists of certain interests of NioCorp in land and mineral rights located in Johnson and Pawnee Counties, southeast Nebraska, USA. The carbonatite contains elements of economic significance, including niobium, titanium, and scandium, as well as several REEs. The Elk Creek Property is situated as shown below and is located within the USGS Tecumseh Quadrangle Nebraska SE (7.5 minute series) mapsheet in Sections 1-6, 9-11; Township 3N; Range 11E and Sections 19-23, 25-36; Township 4N, Range 11E, at approximately 40°16’ north and 96°11’ west in the State of Nebraska, in central USA. The Elk Creek Property is approximately 47 miles southeast of Lincoln, Nebraska, the state capital of Nebraska.

N
South Dakota
Canada
USA
Mexico
Iowa
Nebraska
I-680
I-29
Omaha
Grand Island
I-80
Lincoln
I-35
Tecumseh
Beatrice
Elk Creek Project Location
Kansas
0 12.5 25 50 Miles
Spatial Reference
PCS: NAD 1983 UTM Zone 14N
Legend
Elk Creek Project Location
Cities
Missouri River
US Intersate System
Highways
500000
600000
700000
800000
900000
4700000
4600000
4500000
4400000

Title and Ownership

Land in the project area is exclusively owned by private entities, and there is no federal or state land in the project area. The Company has secured its rights to the project area by purchasing land from private landowners or by entering into agreements with the landowners as described below.

Following the acquisition of an additional approximately 447 acres of land pursuant to existing OTPs during fiscal year 2026, the Company, through its subsidiary ECRC, owns the surface rights and/or mineral rights to approximately 710 acres of land in and around the project area. This includes an approximately one-square-mile (approximately 630-acre) section of which it owns the mineral rights to all but approximately 80 acres and all of the surface rights, all within the carbonatite footprint. The Elk Creek Project’s mine infrastructure and a portion of the supporting operations is planned to be located within this section. Ownership of the mineral rights in this section includes a 2% NSR royalty and grants us access to all of the Elk Creek Project’s mineral resources and mineral reserves.

The land owned by ECRC currently houses the Company’s drill core inventory and geological sample repository in two steel core shed buildings, and the Company maintains vegetative cover on portions of the property that were formerly used for growing row crops. Additionally, the Company has begun construction of the main access, known as a “portal,” to the underground portion of the Elk Creek Project on the land owned by ECRC. The portal will serve as the primary access point for personnel, equipment, and materials, as well as to deliver ore from the underground mine to the surface production plant.

As of June 30, 2026, the total book value of the Elk Creek Property and associated buildings and equipment was approximately $37.3 million.

The Company also currently holds six OTPs that are associated with the Elk Creek Project and one perpetual easement on a land parcel adjacent to the Missouri River. The current optioned land package covers an area of approximately 1,011 acres and includes the land needed for the development of tailings storage facilities that are expected to be developed in phases over the Elk Creek Project’s proposed 40-year operating life. Details on the current OTPs held by the Company are shown in the table below.

Active Lease Agreements (OTPs) Covering the Elk Creek Project as of September 2026

Agreement Identifier	Acres	Agreement Expiry
Beethe007	163.75	January 20, 2031
Heidemann005	196.57	March 16, 2030
Nielsen001	249.82	June 25, 2030
Woltemath002	257.03	December 4, 2029
Krueger001	63.79	November 12, 2030
Shuey001	80.00	May 27, 2040

The OTPs are between NioCorp’s subsidiary ECRC and the individual landowners. Land subject to the OTP agreements is currently used for agricultural purposes, including growing row crops (corn and soybeans) and pasturing livestock. The OTPs grant the Company an exclusive right to explore and evaluate the property during the term thereof, with an option to purchase the surface rights or a combination of the mineral and surface rights at any time during the term. The OTPs that involve mineral rights provide for a 2% NSR royalty.

In general, exercise of an OTP is accomplished by paying the greater of a fixed amount per acre or a multiple of the appraised value at the time of purchase. If the land is not purchased by the Company during the term of the OTP and the land in question is needed for the Elk Creek Project, the Company intends to negotiate a new OTP with the landowner. Each OTP is accompanied by a negotiated payment to the landowner that is paid upon execution of the OTP by the Company and the landowner. As of June 30, 2026, the Company was obligated to make payments totaling approximately $48 over the next 9 years to maintain our rights under these OTPs.

Land Tenure Map as of September 2026

737000
738000
739000
740000
741000
742000
743000
744000
4464000
4463000
4462000
4461000
4460000
4459000
N
ECRC 2
Krueger 001
Woltemath 002
ECRC 4
ECRC 3
Woltemath 002
ECRC 6
ECRC 5
ECRC 1
Heideman 005
Beethe 007
Shuey 001
Nielson 001
0 0.2 0.4 0.8
Miles
Spatial Reference
PCS: NAD 1983 UTM Zone 14N
Legend
Mineral and Surface - Option to Purchase
Mineral Only -ECRC
Mineral and Surface - ECRC
Surface Only -ECRC
Resource Location

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Elk Creek Property is easily accessible year-round as it is situated approximately 47 miles southeast of Lincoln, Nebraska, the state capital, and approximately 68 miles south of Omaha, Nebraska. Access to the site can be completed via interstates and state highways or from one of the regional airports. There are several regularly scheduled flights to both Lincoln and Omaha, with Omaha providing more regular commercially serviced options. From Eppley Airfield in Omaha, Nebraska, the Elk Creek Property is accessed via paved roads on the main network. The section in which the Company plans to construct both the underground critical minerals mine and integrated surface processing facility associated with the Elk Creek Project, and where the mineral resource and mineral reserve are centered, is in Section 33, Township 4N, Range 11E within the USGS Tecumseh Quadrangle Nebraska SE (7.5 minute series) mapsheet. This section is immediately southwest of the junction of Nebraska state highways 50 and 62, which turns into county road 721 west of state highway 50. The Elk Creek Project will be accessed from the north from county road 721. A secondary access point is available on the east side of the project from state highway 50. Rail access is available in the town of Elk Creek, which is located 3 miles east of the project area.

Southeast Nebraska is situated in a humid continental climate (Dfa) on the Köppen climate classification system. In eastern Nebraska, this climate is generally characterized by hot, humid summers and cold winters. Average winter temperatures vary between 13°F to 35°F. Average summer temperatures vary between 65°F to 88°F. Exploration and mining-related activities may be conducted all year round although severe winter weather and spring/early-summer thunderstorm activity can periodically affect operations.

Average monthly precipitation (rain and liquid-equivalent snowfall) varies between 0.8 and 5.3 inches, with a mean annual total of approximately 32.3 inches. Average snowfall is approximately 22 inches. Nebraska is located within a region of the central United States that experiences severe thunderstorms and tornadoes, with peak tornado occurrence generally during May through July, although events can occur outside this period.

The area is well developed with direct access to roads, rail, supply and distribution companies, and a local workforce, including heavy equipment operators. There are several local communities near the Elk Creek Property, including Elk Creek, Syracuse, Tecumseh and Pawnee City, that are capable of providing local housing for the Elk Creek Project construction and operating staff. There are several other communities within driving distance and the large cities of Lincoln and Omaha are also within reasonable driving distance. Both cities have substantial regional airports.

The Elk Creek Project is expected to incorporate surface and underground infrastructure, as well as surface tailings and salt storage facilities. The offsite infrastructure is expected to include a water supply pipeline from the City of Tecumseh and temporary and permanent natural gas pipelines. On-site power is expected to be provided by a third-party microgrid using modular 2.5 megawatts ("MW") natural gas generators, rated at approximately 50 MW. Initially, a 15 MW construction microgrid is expected to be supplied, with gas from trucked liquefied natural gas and/or a temporary pipeline connection approximately 5 miles east. A permanent gas pipeline from a main distribution line approximately 30 miles west is expected to be connected around the end of the second construction year. Before the end of construction, the larger 50 MW microgrid is expected to replace the construction microgrid. Approximately 200 kilowatts ("kW") of grid power from the local power utility is also expected to be utilized via an existing connection. Water used for all on-site process needs and activities is expected to be supplied from mine dewatering activities, recycling, and from a local water utility. See “Planned Operations” below for additional information regarding proposed infrastructure related to the Elk Creek Project.

The local topography of eastern Nebraska is relatively low-relief with shallow rolling hills intersected by shallow river valleys. Elevation varies from about 1,066 feet ("ft") to 1,276 ft above mean sea level. Bedrock outcrop exposure is nonexistent in the Elk Creek Project area.

The majority of the area around the Elk Creek Project is used for cultivation of corn and soybeans, along with uses as grazing land. Native vegetation typical of eastern Nebraska is upland tall-grass, prairie and upland deciduous forests.

Geology and Mineralization

Geology

The Elk Creek Property includes a carbonatite that has intruded older Precambrian granitic and low- to medium-grade metamorphic basement rocks. The carbonatite is an elliptical magmatic body with a northwest-trending long axis perpendicular to the strike of the Midcontinent Rift System, near the northern part of the Nemaha uplift. The carbonatite consists predominantly of dolomite, calcite and ankerite, with lesser chlorite, barite, phlogopite, pyrochlore, serpentine, fluorite, sulfides and quartz. It is, however, believed from stratigraphic reconstruction based on drill core observation in the area that the carbonatite is unconformably overlain by approximately 656 ft of essentially flat-lying Paleozoic marine sedimentary rocks, including carbonates, sandstones and shales of Pennsylvanian age.

Mineralization

The property hosts niobium, titanium, and scandium mineralization as well as REE mineralization that occurs within the Elk Creek carbonatite. The current extent of modeled mineralization is 3,937 ft (1,200 meters ("m")) along strike, 1,640 ft (500 m) wide, and 2,461 ft (750 m) in dip extent below the unconformity. Niobium, titanium, scandium, and rare earth elements are considered the main elements of interest.

The deposit contains significant concentrations of niobium. Based on the metallurgical test work completed to date at several laboratories using QEMSCAN® analysis, the niobium mineralization is known to be fine grained, and that 77% of the niobium occurs in the mineral pyrochlore, while the balance occurs in an iron-titanium-niobium oxide mineral of varying composition.

Within the Elk Creek carbonatite, a host of other elements exist with varying degrees of concentration. The Company has completed both whole rock analysis and multi-element analysis on all samples for the 2014 drilling program, described below, plus resampling of selected historical core/pulps between 2011 and 2021.

Historical Exploration

Drilling at the Elk Creek Property has been conducted in four phases. The first was during the 1970’s and 1980’s by the Molybdenum Company of America (“Molycorp”), the second in 2011 by Quantum Rare Earth Developments Corp (“Quantum” - NioCorp under its former name), the third in 2014 and 2015 by NioCorp and the fourth and latest program in 2025 by NioCorp. To date, 94 drill holes have been completed on the section in which NioCorp plans to construct both the underground critical minerals mine and integrated surface processing facility associated with the Elk Creek Project for a total of 196,114 ft (59,775 m), including 16 drill holes totaling 37,861 ft (11,540 m) completed in 2025. A further five holes totaling 11,001 ft (3,353.1 m) were drilled in 2015 for hydrogeological and geotechnical studies but were not used for resource estimation.

All drilling has been completed using a combination of Tricone, Reverse Circulation (“RC”) or diamond drilling in the upper portion of the hole within the Pennsylvanian sediments. A portion of the 2014 drill holes used RC drilling within the Pennsylvanian sediments to increase drilling efficiency through cover material within areas of strong geological confidence. All drilling within the underlying carbonatite has been completed using diamond drilling methods.

Summary of Drilling Database within Elk Creek Deposit Area

Year	Company	Number of Holes in Carbonatite Complex	Number of Holes on Project	Project Hole Average Depth (m)	Project Hole Average Depth (ft)	Total Length (ft) Drillholes on Project	Total Length (m) Drillholes on Project
1971-1986	Molycorp	114	49	530	1,738	85,171	25,960
2011	Quantum	5	4	739	2,423	9,692	2,954
2014-2015	NioCorp	24	24	805	2,641	63,390	19,321
2025	NioCorp	17	17	679	2,227	37,861	11,540
Total		160	94	688	2,257	196,114	59,775

Exploration History

Private mineral leasing and exploration began in the early 1970s at the Elk Creek Property. Cominco American Inc. acquired mineral rights in 1973 and undertook exploration work, after which the rights were acquired by Molycorp in 1974. Molycorp completed detailed aeromagnetic surveying in 1973 and, in 1980, carried out a regional exploration program including gravity work, magnetic surveying, geologic mapping, surface sampling, and drilling. Between 1973 and 1986, Molycorp completed a regional drill program over an approximately 7 kilometers ("km") × 7 km gravity anomaly, totaling 114 drill holes for approximately 157,992 ft (48,156 m). Within the Elk Creek Deposit area, 27 holes totaling 52,848 ft (16,108 m) were drilled during the 1970–1980 period, forming the foundation of the historical drilling database.

No known exploration was completed on the Elk Creek Property between 1986 and 2011. In 2010–2011, Quantum initiated verification and modernization of the historical dataset through Dahrouge Geological Consulting Ltd., compiling and checking historical drilling, lithology, and assay information, and completing resampling of historical material to assess comparability with historical results. Quantum then completed a 2011 diamond drilling program consisting of five inclined holes totaling 11,220 ft (3,420 m) of HQ core; three holes 7,605 ft (2,318 m) targeted the Elk Creek deposit and two holes tested regional REE targets. These holes were not used for mineral resource estimation.

Following the acquisition of the Elk Creek Property, NioCorp advanced the Elk Creek Project through additional diamond drilling programs to improve confidence and support updated technical studies. Between 2014 and 2015 NioCorp drilled a total of 24 holes within the Elk Creek Deposit totaling approximately 63,390 ft (19,321 m). The program included data validation, metallurgical and mineralogical studies, geotechnical and hydrogeological studies all in support of resource estimation.

During fiscal year 2022, NioCorp collected a total of 1,095 samples originating from 18 diamond drill holes completed by Molycorp, as discussed above. These samples were collected, and subsequently assayed, in order to fill in gaps in our records regarding REE grades and tonnage that may exist in the deposit. Assaying was conducted at Activation Laboratories (“ActLabs”) in Ancaster, Ontario. The assay results were subjected to a Quality Assurance and Quality Control (“QA/QC”) program consistent with industry best practices.

During fiscal year 2026, NioCorp completed its previously announced drilling program at the Elk Creek Project (the “2025 Drilling Program”). The 2025 Drilling Program was specifically designed to target gaps within the mineral resource in support of converting a portion of the mineral resource from indicated and inferred to measured, indicated and inferred. During this campaign a total of 16 HQ diamond drillholes were completed totaling 37,861 ft (11,540 m). Assay results from the 2025 Drilling Program were added to the existing assay database and were used in the mineral resource estimate described below.

Samples from the 2025 Drilling Program were prepared and analyzed by SGS North America in Lakefield, ON. Selected pulp duplicates were submitted to ActLabs for external check analysis, with a total of 490 external pulps analyzed to test for laboratory bias. Both laboratories’ procedures were consistent with previous drilling and sampling programs.

Internal Controls

NioCorp integrated a series of routine QA/QC procedures throughout the sampling and analysis portion of the drilling programs to ensure the highest level of quality was maintained throughout the process leading to the estimate of mineral reserves and mineral resources for the Elk Creek Project. This included the insertion of duplicate samples taken from various stages of the process, insertion of known control samples (standard reference materials, certified reference materials (“CRM”), and blanks) and sending third-party pulps to a secondary lab.

To meet planned QA/QC insertion rates, the following guidelines were followed:

•
Field quartz blanks (1 in 20, or 5%) were inserted within or immediately after samples collected from mineralized intervals, targeting zones of elevated visual mineralization, where possible.
•
CRMs (1 in 20, or 5%) were inserted in the field with the sample sequence.
•
Field quarter-core duplicates (1 in 20, or 5%) were inserted to test mineralization and sampling variability.

Additional details on the QA/QC program can be found in Section 8 of the 2026 S-K 1300 Elk Creek Technical Report Summary.

Mineral deposits, including the Elk Creek deposit, are inherently uncertain because of variability at all scales and sparse sampling. In addition to uncertainty associated with estimation, there are specific risks and sources of uncertainty associated with the Elk Creek deposit. See Item 1A., Risk Factors.

S-K 1300 and other similarly purposed International Codes (JORC, 2012; NI 43-101, 2014) are designed to require disclosure to the public of risks relating to mineral resource and reserve estimation as identified and evaluated by a qualified person. The qualified persons responsible for the 2026 S-K 1300 Elk Creek Technical Report Summary address the technical risks in various sections and identify the principal sources of uncertainty as geological confidence at depth and along the margins of the peripheral carbonatite domain, the size of the inferred mineral resource relative to the measured and indicated mineral resources, and the sensitivity of the NSR cut-off to metallurgical recovery and to commodity prices, particularly niobium and scandium. Additional descriptions of the risks and uncertainty associated with reported mineral reserves and resources can be found in Section 11 of the 2026 S-K 1300 Elk Creek Technical Report Summary.

Economic Analysis Included in the 2026 S-K 1300 Elk Creek Technical Report Summary

The metrics reported in the 2026 S-K 1300 Elk Creek Technical Report Summary are based on the cash flow model results. The metrics are on both a pre-tax and after-tax basis, on a 100% equity basis with no Elk Creek Project financing inputs and are in first quarter 2027 U.S. constant dollars. Key criteria used in the analysis are discussed in detail throughout this section.

Principal Project Assumptions

Description	Value
Pre-Production Period	35 months
Process Plant Life	40 years
Mine Operating Days per Year	365
Mill Operating Days per Year	365
Discount Rate, End of Period	8%

Summary of Key Evaluation Metrics

The following table sets forth mine and process plant production estimates for the Elk Creek Project over the 40-year operating life of the mine. Ore mined and ore processed refer to proven and probable mineral reserves.

Description	Value
Ore Mined (short tons ("tons"))	45,929,462
Ore Mining Rate (tons/day)	3,047
Niobium Grade	0.76%
Scandium Grade (parts per million, “ppm”)	69.3
TiO2 Grade	2.68%
TREO Grade	0.34%
Contained Nb (tons)	205,464
Contained Sc2O3 (tons)	4,585
Contained TiCl4 (tons)	2,341,367
Contained TREO (tons)	53,309
Total Ore Processed (tons 000s)	45,929
Recovery, Nb	84.70%
Recovery Sc	94.30%
Recovery Ti	80.50%
Recovery NdPr	93.04%
Recovery Tb	94.40%
Recovery Dy	94.60%

Summary Pricing Assumptions

The following table sets forth applicable benchmark product pricing assumptions used in the economic analysis. Except with respect to scandium trioxide, the economic analysis assumes constant prices with no inflationary adjustments. The realized pricing used in the economic analysis was based on a combination of third-party market studies, qualified person judgment, and management expertise to establish appropriate market pricing projections. The planned products of the Elk Creek Project, especially niobium and Sc2O3, are thinly traded without an established publicly available price discovery mechanism. Hence, detailed third-party market studies were completed for all four of the major product groups that are expected to be produced from the Elk Creek Project: niobium, titanium, scandium and rare earths. These market studies analyzed relevant factors, including supply and demand trends, in order to forecast market pricing. For scandium and the heavy rare earths dysprosium and terbium, for example, the relevant market studies describe a bifurcated market between China and the rest of the world as a result of export controls implemented by China, which has resulted in prices outside of China to be significantly higher than prices within China. In the judgment of the qualified person, various assumptions were applied to the forecasted market pricing to arrive at the realized pricing used in the economic analysis, including, without limitation, terms of the offtake arrangements pursuant to which NioCorp expects to sell its products. Refer to Sections 16 and 19 of the 2026 S-K 1300 Elk Creek Technical Report Summary for additional information regarding market and netback pricing assumptions for each product.

Description	Realized Price $/lb product
FeNb	$23.59
Sc2O3 (LoM average)	1,562.90
TiCl4	0.84
NdPr Oxide	62.78
Tb2O3	2,048.21
Dy2O3	593.30
SEG Carbonate	4.07
Heavies Carbonate	2.29

Capital Cost Estimates

The following table shows the breakout in LoM initial capital and sustaining capital cost estimates (including closure and reclamation of $96 million), which total $4,019 million. This includes a total initial capital cost of $1,849 million, including a $233 million contingency, equal to an overall contingency of 14% on initial capital.

	($millions)
Description	Initial	Sustaining	Total
Capitalized Preproduction Expenses	$3	$—	$3
Site Preparation and Infrastructure	25	42	67
Processing Plant	870	309	1,180
Water Management & Treatment	13	0	13
Mining Infrastructure	145	382	527
Tailings Management	57	169	226
Site Wide Indirects	4	—	4
Processing Indirects	34	—	34
Mining Indirects	169	1,000	1,169
Owner's Costs Indirects	296	3	299
Closure and Reclamation	—	96	96
Contingency	233	169	402
Total Capital Costs	$1,849	$2,170	$4,019

Totals may not sum due to rounding.

Operating Cost Estimates

The following LoM unit operating cost estimates include the pre-production and first/last years of production.

Description	LoM $/ton ore
Mining Cost	$70.95
Process Cost	151.96
Water Mgmt	13.72
Tailings	8.08
Other Infrastructure	9.52
Site G&A	0.32
Subtotal	254.56
Royalties/Annual Bond Premium	11.38
Total LoM Operating Costs	$265.94

Totals may not sum due to rounding.

Summary Projected Economic Results

Description	Value
Pre-Tax NPV8% ($ millions)	$4,111
Pre-Tax IRR	24.0%
After-Tax NPV8% ($ millions)	$3,441
After-Tax IRR	22.8%
After-Tax Payback Period (years)	2.93
Total Upfront Capital Expenditures ($ millions)	$1,849
Mine Life (years)	40
LoM Gross Revenue ($ millions)	$37,435
Niobium	9,781
Scandium	14,331
Titanium	3,946
Rare Earths	9,378
NdPr Oxide	3,255
Dy Oxide	3,137
Tb Oxide	2,827
SEG Carbonate	113
Heavy Rare Earth Carbonate	46
Average Annual EBITDA over Full Production Years ($ millions)(1)	$608
Average EBITDA Margin over LoM (EBITDA as a % of total revenue)(1)	67%
Revenue Per Ton ($/ton)	$815
Average Annual Operating Cost ($/ton)	$(255)
Effective Tax Rate	14.3%
Development Timeline (months)	35

Totals may not sum due to rounding.

(1)
The term “EBITDA” refers to earnings before interest, taxes depreciation and amortization. See “Non-GAAP Financial Performance Measures” below for a discussion of the use of non-GAAP financial measures.
(2)
Taxes that may be levied on the Elk Creek Project include corporate income tax rates of 21% for federal and 3.99% for Nebraska. The Elk Creek Project is eligible for federal depletion allowances and credits, as well as various state incentives. The calculated effective income tax rate for the Elk Creek Project is 14.3% for the 2026 Elk Creek Study.

Planned Operations

Planned Mining Operations

The Elk Creek Project is planned as an underground mining operation using a long-hole stoping mining method and paste backfill, with ramp access from the surface. The mine will utilize jumbo drills for lateral development and tophammer and down-the-hole drills for vertical development and production stoping. Rock bolters will be used for ground support and probe holes will be used to support mine grouting where required. Ore will be remotely mucked from the bottom stope accesses using 10.3 cubic yard (7.9 cubic meter) battery-electric load-haul-dump units with an 18 metric tonne ("tonne") (19.8 ton) payload capacity and remote-operation capability. Ore will be transported to ore passes equipped with grizzly screens. The ore passes will report to the bottom of each of three mining horizons where the ore will be loaded on to the Railveyor system for transport to the surface plant. The Railveyor is a series of connected ore cars mounted on a rail system that move ore and waste rock from three loading stations underground to two stockpiles on the surface.

Planned Processing Operations

Planned ore processing operations include mineral processing, hydrometallurgical processing (“Hydromet”), and pyrometallurgical processing (“Pyromet”) housed in separate buildings.

The mineral processing building will house all of its equipment within a single large building. Ore from the Primary Crusher (located adjacent to the mineral processing plant on the surface) will be fed to the secondary cone crusher system, operating in closed circuit with a double deck screen. The screen undersize from the cone crusher system will be fed to a high-pressure grinding roll unit (“HPGR”), operating in closed circuit with another double deck screen. The HPGR screen undersize is the comminution product that will report to the Hydromet process.

The Hydromet plant building will be a multi-level engineered steel structure, which will house equipment on two levels. Ore from mineral processing will be fed through a series of processes required to separate the niobium, scandium, titanium and rare earths from the rest of the ore. Outputs from the Hydromet process include saleable TiCl4 and Sc2O3 along with five rare earth oxide/carbonate products, with Nb2O5 reporting to the Pyromet plant for final processing. The Hydromet plant will be supported by a hydrochloric acid regeneration operation.

The Pyromet building will house its equipment within a single building. The purpose of the Pyromet plant is to reduce the Nb2O5 coming from the Hydromet plant by converting it into a saleable FeNb metal. Aluminum shots and iron oxide pellets will be introduced to an electric arc furnace on a continuous basis along with fluxing agents and Nb2O5 to produce a saleable ferroniobium metal.

Proposed Production Plan and Schedule

Based on the 2026 S-K 1300 Elk Creek Technical Report Summary, the operating mine life is approximately 40 years with a nominal processing rate of 3,047 tons per day. The Elk Creek Project timeline is based on 30 months to mechanical completion after authorization to proceed, plus an additional five months of commissioning and ramp-up to 100% of production capacity for a total of 35 months and assumes no financing constraints. The Board must approve a construction program and budget before construction of the Elk Creek Project can begin. This approval, along with the receipt of all required governmental permits and approvals and the completion of project financing, will determine whether and when construction of the Elk Creek Project can begin.

Proposed Tailings Storage

The tailings produced by the process plant will consist of calcium carbonate, magnesium carbonate, iron oxide, leach residue, gypsum, and slag. Six engineered and lined tailings storage facilities (“TSFs”) will be constructed sequentially to contain the tailings over the life of the Elk Creek Project and have a design capacity of approximately 33.7 million tonnes, against a required capacity over the life of the Elk Creek Project of approximately 31 million tonnes. A composite lining system with leak detection and monitoring systems will be installed in each tailings impoundment.

Tailings will be delivered to the TSFs from the paste tailings plant as paste containing low quantities of binder (cement and flyash) to limit seepage. Facility closure is considered in the design.

Proposed Salt Management

The crystalline salt produced as a waste product of heating and evaporating brine from the reverse osmosis (“RO”) water treatment plant will be transported to a dedicated salt management cell. A single lined surface impoundment, which will also serve as the mine water holding pond during construction, will be constructed to contain the salt over the life of the project and is designed with a volume of approximately 16 million cubic feet. Based on expected flows, the cell is expected to reach its nominal storage capacity, inclusive of a 15% safety factor, in approximately 15 years. NioCorp expects to reduce and reuse salt from the wastewater treatment process and to contract with local landfills to accept a portion of this waste as needed. The cell will incorporate a synthetic liner meeting the requirements of Nebraska Title 123 governing the design, operation and maintenance of wastewater works.

Proposed Water Management

For the first several years of construction, the advancement of the underground workings will require limited dewatering, anticipated to be through lower-level sumping and pumping for surface collection and disposal. Formation water produced during construction is expected to be brackish and unsuitable for direct discharge and will be stored in the lined salt management cell or trucked off-site for treatment at a local publicly owned treatment works. Excess water in the salt management cell will be spray evaporated within its footprint using turbomister spray evaporators, to avoid the reintroduction of soluble salts into the water treatment system. Temporary on-site storage or off-site shipment and disposal of the crystallized solid waste may be necessary until construction of the salt management cell is completed.

Once full operations commence, a shortfall of approximately 1,000 gallons per minute of operational and processing water is anticipated. To make up this shortfall, NioCorp would purchase fresh water from a local utility and from local landowners.

Once tailings begin being deposited in the TSF, internal contact water (from residual moisture in the tailings and precipitation falling within the impoundment footprint) will need to be actively managed. This water will be collected and treated using lime softening to precipitate hydroxide and carbonate solid forms for many of the inorganic constituents. The treated water will be filtered to remove the solids (which will be returned to the TSF for disposal), and the clean water will be pumped to the process plant RO system for further treatment. The clean water from the process plant RO unit will be used in the process plant, and the reject concentrate will be crystallized and deposited into the salt management cell.

Proposed Source of Power

On-site power will be provided by a third-party microgrid based off modular 2.5 MW natural gas fired generators, rated at approximately 50 MW. A small amount of grid power (200 kW) will also be used.

Proposed Source of Natural Gas

Natural gas, to be used throughout the Elk Creek Project during the construction and operation phases of the project, will be brought to the site via pipeline from the local gas utilities. NioCorp will connect to existing distribution pipelines located 5 miles east and approximately 30 miles west of the project site. Natural gas will be distributed to all on-site facilities utilizing buried high-density polyethylene natural gas distribution pipe. Natural gas piping above ground and located inside of the facilities will consist predominately of carbon steel pipe. Natural gas will be used for power generation, facility heating, water heating, and for gas-fired process equipment.

Environmental, Permitting, and Social

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
•
Additional Protection of Groundwater Resources Through Grouting: The Elk Creek Project’s new mine design will utilize grouting during mine development and mine operations to protect groundwater resources in the area and limit the amount of groundwater that will report to the underground mine.
•
Avoidance of Permanent Impacts to Federally Jurisdictional Waters: The layout of the Elk Creek Project was designed to minimize permanent impacts to any federally jurisdictional waters and/or wetlands on the property. The proposed design of TSF Cell #3 would result in permanent impacts to a federally jurisdictional intermittent channel requiring CWA Section 404 permitting. If the design remains unchanged and the channel status remains jurisdictional at the time of construction, the permanent impacts would require federal permitting. This overall layout minimized the expected environmental impacts. No other federal permits are now expected to be required for the Elk Creek Project.
•
Utilizing Tailings as Underground Mine Backfill: The plan to fill underground voids concurrently with mining operations using a paste backfill material that contains mine waste material that typically would be stored in above-ground tailings storage areas. The tailings will be combined with cement and/or flyash to provide a structural backfill in the mine which allows for a more efficient extraction of the mineral reserve.

A number of key permits and environmental management requirements have been identified for the Elk Creek Project, some of which need to be implemented as soon as practicable in order to maintain the proposed Elk Creek Project schedule.

•
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

•
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
•
Documentation of existing baseline environmental conditions at the Elk Creek Project site was initiated in 2014 and will continue as needed throughout the permitting process.
•
Surface water monitoring will continue as needed throughout the permitting process and extend into construction and operations as part of the Environmental Management System and likely State of Nebraska permit requirements.
•
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
•
Closure costs for the Elk Creek Project have been estimated at $106 million, including contingency, which covers all aspects of closure and site reclamation and includes a three-year closure period and a 30-year post-closure monitoring period.

The Company has not identified any significant encumbrances to the property it owns or holds under OTP agreements. Other than for the MSHA assessment described in Exhibit 95.1 to this Annual Report on Form 10-K, the Company has not had any permit violations or fines since the filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Permitting requirements for the project have been identified. The Company holds an Air Construction Permit from the State of Nebraska and a Special Use Permit from Johnson County, both of which are necessary to allow the start of project construction. In addition, the Elk Creek Project will be required to obtain a series of permits for operations from federal, state, and local agencies. The majority of these permits are ministerial in nature and present minimal risk to the Company and typically involve the completion of an application and the payment of a nominal fee. Four permits from the State of Nebraska are discretionary in nature, where an application and fee are provided to the state and the state must make a decision as to whether or not the permit will be granted. In addition, one federal permit, from the USACE is discretionary as well. While the risk involved in these five permits is low, such discretionary permits require more processing time and do require the agency (either the State of Nebraska or the USACE) to make a decision in favor of issuance of the permit. These five permits include the following:

•
Solid Waste Permit;
•
Air Construction Permit for the microgrid, the obtaining, maintenance and costs of which will be the responsibility of the third-party microgrid operator;
•
Air Operating Permits for the facility;
•
Air Operating Permit for the microgrid; and
•
USACE permit for the diversion channel associated with the construction of TSF #3

The cost and schedule for obtaining both the discretionary and ministerial permits is included in the overall execution plan for the Elk Creek Project. Additional details on the project’s permitting requirements can be found in Section 17 of the 2026 S-K 1300 Elk Creek Technical Report Summary.

Mineral Reserves and Resources

Mineral reserves and mineral resources at the Elk Creek Project as of June 30, 2026, are summarized in the tables below. Further discussion and background regarding the approaches used to establish mineral reserves and mineral resources is contained in Sections 11 and 12 of the 2026 S-K 1300 Elk Creek Technical Report Summary.

Elk Creek Project In Situ Mineral Resource Estimate Excluding Reserves

as of June 30, 2026

Classification	Cut-off NSR ($/ton)	Tonnage (Mtons)	Nb₂O₅ (%)	TiO₂ (%)	Sc (ppm)	TREO (%)
Measured	218	14.1	0.53	2.05	47.60	0.39
Indicated	218	149.0	0.43	1.70	42.50	0.39
Measured + Indicated	218	163.1	0.44	1.89	45.30	0.39
Inferred	218	169.2	0.38	2.14	51.02	0.39

Notes:

(1)
Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted to mineral reserves.
(2)
Prepared in accordance with S-K 1300.
(3)
NSR cut-off of $218/ton ($240/tonne) based on longhole stoping underground mining; incorporates metallurgical recoveries of Nb 86.72%, TiO₂ 83.65%, Sc 92.00%, and REE by-products 92.00%, at metal prices of $52.00/kg Nb, $2,000.00/kg Sc, $1.86/kg TiCl4, $1,845.00/kg Tb₂O₃, $125.00/kg NdPr, and $8.97/kg SEG carbonate.
(4)
TREO = Light Rare Earth Metals and Oxides + Heavy Rare Earth Metals and Oxides expressed as a percentage (TREO% = TREO ppm ÷ 10,000).
(5)
Tonnages in millions of short tons (Mtons). Grades rounded to reflect the approximate nature of resource estimates.
(6)
Totals may not sum due to rounding.
(7)
Qualified Person: Dahrouge Geological Consulting USA Ltd., effective date June 30, 2026.

Elk Creek Project Underground In Situ Mineral Reserves Estimate for Elk Creek

as of June 30, 2026

Mineral Reserve Classification	Cut-off NSR	Tonnage	Grade	Grade	Grade	Grade
	($/ton)	(ton)	(Nb2O5%)	(TiO2%)	(Sc ppm)	(TREO %)
Proven	218	7,570,098	0.760	2.70	71.5	0.32
Probable	218	38,359,365	0.759	2.67	68.8	0.35
Total	218	45,929,462	0.759	2.68	69.3	0.34

Classification	Tonnage (ton)	Nb2O5 Grade (%)	FeNb (ton)	Payable Nb (ton)	TiO2 Grade (%)	Payable TiCl4 (ton)	Sc Grade (ppm)	Payable Sc2O3 (ton)	TREO Grade (ppm)	Payable TREO (ton)
Proven	7,570,098	0.76	53,651	34,873	2.70	405,938	71.5	762	3,232	22,509
Probable	38,359,365	0.76	271,386	176,401	2.67	2,036,334	68.8	3,717	3,489	123,115
Total	45,929,462	0.76	325,038	211,274	2.68	2,442,272	69.3	4,479	3,446	145,625

Notes:

(1)
All figures are rounded to reflect the accuracy of the estimates. Totals may not sum due to rounding.
(2)
The Qualified Person for the mineral reserve estimate is Amplify Mine Planning. The estimate has an effective date of June 30, 2026.
(3)
The mineral reserve is based on the mine design and mine plan, utilizing an average cut-off grade of 0.650% Nb2O5 with an NSR of $ 218/ton.
(4)
The estimate of mineral reserves may be materially affected by metal prices, environmental, permitting, legal, title, taxation, socio-political, marketing, infrastructure development, or other relevant issues.
(5)
Annual LoM average production rate of ~8,282 tons of FeNb/annum in the years of full production.
(6)
Mining dilution of ~6% was applied to all stopes and development, based on 3% for the primary stopes, 9% for the secondary stopes, and 5% for ore development.
(7)
Mining recoveries of 95% were applied in longhole stopes and 62.5% in sill pillar stopes.
(8)
Price assumptions for FeNb, Sc2O3, TiO2 and TREO metals are based upon independent market analyses for each product.
(9)
Price and cost assumptions are based on the pricing of products at the “mine-gate,” with no additional down-stream costs required. The assumed products are a ferroniobium product (metallic alloy shots consisting of 65%Nb and 35% Fe), titanium in the form of TiCl4, scandium trioxide in powder form and rare earth oxides in either purified oxide or carbonate form. The mineral reserve has an average LoM NSR of $590.84/ton.
(10)
The economic assumptions used to define the mineral reserve cut-off grade are as follows:

Parameter	Value	Unit
Mining Cost	$46.14	$/ton mined
Processing	125.04	$/ton mined
Water Management and Infrastructure	16.58	$/ton mined
Tailings Management	2.00	$/ton mined
Other Infrastructure	5.46	$/ton mined
General and Administrative	8.89	$/ton mined
Royalties/Annual Bond Premium	8.32	$/ton mined
Other Costs	6.28	$/ton mined
Total Cost	$218.71	$/ton mined
Nb2O5 to Niobium conversion	69.9%
Niobium Process Recovery	86.72%
Niobium Price	$23.59	$/lb
TiCl4 Process Recovery	83.65%
TiCl4 Price	$0.84	$/lb
Sc Process Recovery	92%
Sc to Sc2O3 conversion	153.4%
Sc Price	$891.76	$/lb
Dy2O3 Process Recovery	92%
Dy2O3 Price	$185.97	$/lb
Nd2O3 Process Recovery	92%
Nd2O3 Price	$56.70	$/lb
Pr2O3 Process Recovery	92%
Pr2O3 Price	$56.70	$/lb
Tb2O3 Process Recovery	92%
Tb2O3 Price	$836.88	$/lb

Comparison of Mineral Resources and Mineral Reserves to Previous Estimates

The mineral resource and mineral reserve estimates reported in the 2026 S-K 1300 Elk Creek Technical Report Summary supersede the previous mineral resource and mineral reserve estimates reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was based on the 2022 S-K 1300 Elk Creek Technical Report Summary.

The principal changes between the 2025 and 2026 resource estimates are as follows. The NSR cut-off was raised from $164/ton ($180/tonne) to $218/ton ($240/tonne), reflecting updated operating cost estimates from the 2026 Elk Creek Study. A measured mineral resource category of 14.1 Mtons (12.8 million metric tonnes ("Mtonnes")) was introduced in the 2026 estimate, representing areas where infill drilling achieved sufficient density to support measured classification; no measured resource was classified in 2025. Indicated tonnage decreased from 167.2 Mtons (151.7 Mtonnes) in the 2025 estimate to 149.0 Mtons (135.2 Mtonnes) in the 2026 estimate (-10.8%), primarily due to the reclassification of indicated resources uplifted into the measured classification. Inferred tonnage increased from 119.4 Mtons (108.3 Mtonnes) in the 2025 estimate to 169.2 Mtons (153.5 Mtonnes) in the 2026 estimate (+41.7%), reflecting additional drilling that extended the geological understanding of the peripheral carbonatite capturing a greater volume of lower-grade peripheral material. Mean grades are broadly consistent between estimates; the slight improvement in indicated TiO₂ (2.24% to 2.36%) and TREO (0.34% to 0.36%) reflects the higher NSR cut-off removing lower-grade diluting blocks from the reported indicated resource.

In terms of the mineral reserve, a proven reserve of 7.6 Mtons (6.9 Mtonnes) was established for the 2026 estimate; no proven reserve was classified in 2025. Probable reserves decreased from 40.4 Mtons (36.6 Mtonnes) in the 2025 estimate to 38.4 Mtons (34.8 Mtonnes) in the 2026 estimate (-5.1%). Grades were broadly comparable between the 2025 and 2026 reserve estimates. The change between the two estimates is a reflection of the infill drilling program completed in 2025, which specifically targeted uplifting a portion of the probable reserves into the proven category.

Non-GAAP Financial Performance Measures

Non-GAAP financial performance measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with U.S. GAAP.

The 2026 S-K 1300 Elk Creek Technical Report Summary uses non-GAAP financial performance measures, such as EBITDA, Averaged Annual EBITDA, and Averaged EBITDA Margin, for purposes of projecting the economic results of the Elk Creek Project. We are unable to provide a reconciliation of these forward-looking non-GAAP measures to the most comparable U.S. GAAP financial performance measures because certain information needed to reconcile those non-GAAP measures to the most comparable U.S. GAAP financial performance measures is dependent on future events, some of which are outside the control of the Company, such as FeNb, Sc2O3, and TiO2 prices, interest rates, and exchange rates. Moreover, estimating such U.S. GAAP measures with the required precision necessary to provide a meaningful reconciliation is extremely difficult and could not be accomplished without unreasonable effort.

Proposed Activities

The Elk Creek Property is characterized as a development stage property. The Company is currently progressing the property toward construction while it works to secure the remaining project financing required to fund the construction, commissioning, and operation of the Elk Creek Project. The property is expected to be characterized as a production stage property upon the commencement of production.

Using cash on hand, the Company expects to undertake the following activities:

•
Continuation of the Company's efforts to secure federal, state and local operating permits;
•
Negotiation and completion of offtake agreements for the remaining uncommitted production of Nb, Sc, and Ti from the Elk Creek Project, including the potential sale of Ti as titanium tetrachloride, as well as REE production;
•
Negotiation and completion of engineering, procurement, and construction agreements;
•
Completion of the final detailed engineering for the underground portion of the Elk Creek Project;
•
Continuation and completion of the final detailed engineering for surface project facilities;
•
Completion of water supply agreements and related infrastructure to deliver fresh water to the project site; and
•
Continuation of revised mine groundwater investigation and control activities.

Securing the remaining project financing is a condition to the Company making a final investment decision to proceed with full construction of the Elk Creek Project. Upon obtaining such financing, we expect to undertake the following activities:

•
Construction of natural gas and electrical infrastructure under existing agreements to serve the Elk Creek Project site;
•
Initiation of long-lead equipment procurement activities; and
•
Initiation of initial construction work at the project site.

Corporate Headquarters

We lease our principal executive office space at 7000 South Yosemite Street, Suite 115, Centennial, Colorado.

ITEM 3. LEGAL PROCEEDINGS

As of September 25, 2026, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition, or operating results. Further, to the Company’s knowledge, no such proceedings have been threatened against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by MSHA. The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Shares are listed for trading on the Nasdaq under the trading symbol “NB.” The Company also trades on the Frankfurt Stock Exchange as “BR30.”

Holders

As of September 25, 2026, we had 140 holders of record of our Common Shares.

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

Purchases of Equity Securities by the Company

We did not make any repurchases in the quarter ended June 30, 2026.

Recent Sales of Unregistered Securities

The Company did not make any unregistered sales of equity securities during the quarter ended June 30, 2026.

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

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the U.S. for tax purposes, (ii) is a “qualifying person” under and entitled to the benefits of the Convention, (iii) holds all Common Shares as capital property, (iv) deals at arm’s length with and is not affiliated with NioCorp, (v) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada (including an adventure or concern in the nature of trade), (vi) is not an insurer that carries on business in Canada and elsewhere, (vii) is not an “authorized foreign bank” (as defined in the Canadian Tax Act), (viii) has not entered into a “derivative forward agreement,” “synthetic equity arrangement,” or “synthetic disposition arrangement” (each as defined in the Canadian Tax Act) with respect to the Common Shares, and (ix) does not have and has not had, at any time, a “permanent establishment” (as defined in the Convention) of any kind in Canada (each such holder, a “U.S. Resident Holder”).

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

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect as of the date prior to the date hereof, all specific proposals to amend the Canadian Tax Act and the Convention publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the "Tax Proposals"), and the current administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) published in writing and made publicly available by the CRA prior to the date hereof. This summary assumes that the Tax Proposals will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative policy or assessing practice, whether by way of judicial, legislative or governmental decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial, or foreign tax considerations, which may differ materially from those set out herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations and is not intended to be and should not be construed as legal or tax advice to any particular U.S. Resident Holder, and no representations with respect to the tax consequences to any U.S. Resident Holder are made herein. The tax consequences of holding and disposing of Common Shares will vary according to the U.S. Resident Holder’s particular circumstances. U.S. Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

Currency Conversion

In general, for purposes of the Canadian Tax Act, all amounts relating to the holding or disposition of Common Shares must be converted into Canadian dollars based on the relevant exchange rate as determined in accordance with the Canadian Tax Act.

Disposition of Common Shares

A U.S. Resident Holder generally will not be subject to tax under the Canadian Tax Act in respect of a capital gain realized on the disposition or deemed disposition of one or more Common Shares, nor will a capital loss arising therefrom be recognized under the Canadian Tax Act, unless such Common Shares constitute “taxable Canadian property” (as defined in the Canadian Tax Act) of the U.S. Resident Holder at the time of disposition and the U.S. Resident Holder is not entitled to relief under the Convention.

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
partnerships in which the U.S. Resident Holder or a person referred to in clause (b) holds a membership interest directly or indirectly through one or more partnerships, and
2.
more than 50% of the fair market value of the Common Shares was derived directly or indirectly from, one or any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of, or interests in, or for civil law rights in, any of the foregoing, whether or not the property exists.

Notwithstanding the foregoing, Common Shares may also be deemed to be “taxable Canadian property” in certain circumstances set out in the Canadian Tax Act.

U.S. Resident Holders whose Common Shares are or may be “taxable Canadian property” should consult their own tax advisors with respect to the tax and compliance considerations that may be relevant to them, including with respect to any potential relief under the Convention.

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

	For the year ended June 30,
	2026	2025
	($000)
Operating expenses	$38,309	$11,958
Net loss attributable to the Company	(48,555)	(17,405)
Net loss per share (basic and diluted)	(0.41)	(0.36)

The net loss attributable to the Company increased to $48.6 million for fiscal year 2026 from $17.4 million for fiscal year 2025. This is primarily due to spending on the 2026 Elk Creek Study, the recognition of non-cash expenses related to share-based compensation and the valuation of the Earnout Shares and Warrant liabilities, and increased compensation expenses, partially offset by interest income. Net loss per share increased due to an increase in net loss, offset by an increase in weighted average Common Shares outstanding since June 30, 2025.

Results of Operations

The Company had no revenues from mining operations during the fiscal years presented below. Operating expenses incurred related primarily to performing exploration and study related activities, and the activities necessary to support corporate and shareholder duties, as detailed in the following table:

	For the year ended June 30,
	2026	2025
	($000)
Operating expenses:
Exploration expenditures	$16,076	$4,135
General and administrative expenditures	22,233	7,823
Total operating expenses	38,309	11,958
Change in fair value of earnout shares liability	8,571	2,063
Change in fair value of warrant liabilities	13,034	4,093
Change in fair value of convertible notes	—	40
Interest expense	—	48
Interest income	(9,146)	(94)
Other non-operating expense (income)	13	(126)
Income tax benefit	—	—
Less: Net loss attributable to redeemable noncontrolling interest	(2,226)	(577)
Net loss attributable to the Company	$(48,555)	$(17,405)

Fiscal Year 2026 as Compared to Fiscal Year 2025

Significant items affecting operating expenses are noted below:

Exploration expenditures increased for fiscal year 2026 as compared to fiscal year 2025 primarily due to field-based costs associated with the 2025 Drilling Program, which was substantially completed by September 30, 2025, as well as expenses related to the Company’s ongoing efforts to prepare the 2026 Elk Creek Study.

General and administrative expenditures increased in fiscal year 2026 as compared to fiscal year 2025, reflecting an overall increase in corporate compliance, governance, financing, and other Elk Creek Project advancement activities. This includes increased expenses related to share-based compensation and employee compensation costs, legal fees to support financing initiatives and Elk Creek Project advancement, and costs associated with the advancement of scandium product initiatives.

Other significant items impacting the change in the Company’s net loss are noted below:

Change in fair value of earnout shares liability represents the impact of changes in fair value related to valuation of the Earnout Shares. The increase in fair value for fiscal year 2026 as compared to fiscal year 2025 primarily reflects the increase in the Company’s Common Share price in the financial modeling used to determine the period end fair value.

Change in fair value of warrant liabilities represents the impact of changes in fair value of Warrants recorded as liabilities in the consolidated balance sheet. The increase in fair value for fiscal year 2026 as compared to fiscal year 2025 primarily reflects the increase in the Company’s Common Share price used in the Black-Scholes valuation of outstanding Warrant liabilities.

Interest income represents earnings from the investment of excess cash balances in a commercial money market account. The increase for fiscal year 2026 as compared to fiscal year 2025 is attributable to our higher cash balance resulting from our financing efforts during fiscal year 2026.

Loss attributable to noncontrolling interest represents the portion of net loss in ECRC attributable to the Vested Shares, which are not owned by the Company. The increase in loss for fiscal year 2026 as compared to fiscal year 2025 is related to the increased consolidated net loss, as noted above, incurred by ECRC.

Liquidity and Capital Resources

Overview

As of June 30, 2026, the Company had cash of $415.0 million and working capital of $402.3 million, compared to cash of $25.6 million and working capital of $24.8 million as of June 30, 2025. This increase reflects net proceeds of approximately $375.1 million from five equity offerings completed between July 2025 and February 2026, together with approximately $23.3 million of proceeds from the exercise of Warrants and Options and approximately $38.7 million of proceeds from advances under the Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”) between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP. The Company has no outstanding long-term debt. For additional details on the equity transactions that occurred during the year-ended June 30, 2026, see Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

During fiscal year 2026 and the period through the date of this Annual Report on Form 10-K, the Company completed the 2025 Drilling Program that supported updated mineral resource and mineral reserve estimates for the Elk Creek Project, commenced excavation of the mine portal at the Elk Creek Project in February 2026, and completed the 2026 Elk Creek Study. The Company is now focused on securing project financing sufficient to cover initial capital costs and other related expenses necessary for the commencement and completion of construction, and carrying out our near-term planned work programs necessary to complete detailed design, development and construction of the Elk Creek Project, as well as the commencement of early elements of project construction. The Company does not intend to commence full construction of the Elk Creek Project until sufficient project financing is in place to cover initial capital costs and other related expenses necessary for the commencement and completion of construction of the Elk Creek Project.

Short-Term Liquidity and Planned Expenditures

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash outflows are approximately $65 million to $75 million for the next twelve months. In addition to the settlement of outstanding accounts payable and other short-term liabilities, our planned cash outflows over the next twelve months are expected to consist of expenditures relating to the advancement of the Elk Creek Project by NioCorp’s majority-owned subsidiary, ECRC, corporate overhead costs, and estimated costs related to securing the financing necessary for construction of the Elk Creek Project.

We expect our cash balance as of June 30, 2026, together with the proceeds from the exercise of Warrants and Options, if any, and the reimbursement payments to which ECRC is entitled pursuant to the DoW Agreement, to be sufficient to fund our planned cash outflows for at least the next twelve months from the date of this Annual Report on Form 10-K. That expectation relates to the activities described above and does not extend to the capital required to construct the Elk Creek Project and achieve commercial production, which the Company must finance separately as described under “Long-Term Liquidity

Requirements” below. If project financing is delayed, the Company has the ability to defer or reduce a substantial portion of its planned expenditures until such financing is in place.

The planned expenditures relating to the advancement of the Elk Creek Project over the next twelve months include, but are not limited to, continued construction of the mine portal at the Elk Creek Project, which the Company’s Board of Directors approved in December 2025 and for which the current remaining estimated capital cost is approximately $38.7 million; detailed engineering; procurement and construction contracting activities; planning and deposits for long-lead equipment; metallurgical test work; environmental and permitting activities; community and stakeholder engagement programs; and advisory costs relating to securing project financing. The planned corporate overhead costs over the next twelve months are approximately $19 million, including Elk Creek property lease commitments, and the settlement of outstanding accounts payable as of June 30, 2026.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist principally of the capital required to construct the Elk Creek Project and to fund the Company’s operations through the commencement of commercial production. On August 10, 2026, the Company announced the results of the 2026 Elk Creek Study, which is summarized in the 2026 S-K 1300 Elk Creek Technical Report Summary. The 2026 S-K 1300 Elk Creek Technical Report Summary includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,849 million, including a contingency of 14%, which is an increase of approximately $708 million compared to the estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,141.0 million that was included in the 2022 S-K 1300 Elk Creek Technical Report Summary. The increase reflects, among other things, a substantially redesigned processing plant and mining operation that is intended to produce eight critical mineral products, from the previous plan to produce three critical mineral products, as well as significant inflationary impacts since the previous feasibility study.

The total amount of financing the Company will require is greater than the estimated total upfront capital expenditure for the Elk Creek Project, because the Company must also fund costs that are not included in that estimate. These include financing fees and transaction costs; interest accruing during the development period; working capital required at start-up; reclamation and other financial assurance obligations; corporate overhead costs through the commencement of commercial production; and any cost escalation or cost overruns in excess of the contingency included in the 2026 S-K 1300 Elk Creek Technical Report Summary. The Company would therefore require additional financing to fund that estimated capital expenditure alone, before giving effect to the additional costs described above. The Company does not expect to fund it from any single source. Management currently anticipates that it would be provided by a combination of sources of financing, in the targeted proportions and from the categories of sources described below.

The actual amount of capital expenditure required to successfully achieve commercial production at the Elk Creek Project is subject to, among other factors, the timing and actual cost of detailed engineering, procurement, construction contracting, permitting and the construction of infrastructure, mining and processing facilities, as well as prevailing interest rates and the terms on which financing is available to the Company. In addition, to the extent that EXIM or any other prospective lender requests further project activities to be undertaken in connection with its diligence process, the Company would require additional funding to complete such activities. The Company’s ability to construct and operate the Elk Creek Project is dependent on management’s ability to secure such financing.

Management currently anticipates that it will fund the upfront capital expenditure amount for the Elk Creek Project through a combination of debt and equity financing, with approximately 65% of such amount being funded from the net proceeds of debt financing, including the amount of debt that would be represented by the EXIM Financing, if any. The balance, representing approximately 35% of such amount, is expected to be funded from the net proceeds of equity financing or other funding available to the Company. The debt component contemplated by this funding mix may exceed the EXIM Financing, as described under “Proposed Project Financing from EXIM” below. In addition to the EXIM Financing, the Company may also seek to fund a portion of the debt component from other export credit agencies and from commercial lenders. The ultimate composition of the debt component has not been determined and may or may not include lenders other than EXIM. The Company has not obtained a commitment for any portion of the debt financing required to construct the Elk Creek Project, and there can be no assurance that debt financing will be available in the amount, or on the terms, that management currently anticipates, or at all. Management is actively pursuing additional sources of debt and equity financing to meet its long-term funding requirements, and while it has been successful in doing so in the past, there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. See Item 1A., Risk Factors – We expect to incur substantial debt in connection with the Elk Creek Project, which will require a significant amount of cash to service, require us to comply with certain covenants and restrictions, and could impair our ability to obtain additional financing.

Because the funding mix that management currently anticipates contemplates that approximately 35% of the upfront capital expenditure for the Elk Creek Project would be funded with equity or other funding available to the Company, and because the

Company’s cash on hand as of June 30, 2026 represents less than 35% of the estimated total upfront capital expenditure for the Elk Creek Project, the Company expects that it may be required to raise additional equity capital in order to fund this portion of the Elk Creek Project’s upfront capitalization. The amount of equity capital the Company will be required to raise will depend on, among other things, the final upfront capital cost of the Elk Creek Project, the amount and terms of the debt financing the Company is able to obtain, and the minimum equity contribution, leverage limitations and coverage ratios that prospective lenders require. See Item 1A., Risk Factors –We will require significant additional capital to fund our business plan.

Proposed Project Financing from EXIM

The estimated financing costs associated with the Elk Creek Project over the next twelve months include, but are not limited to, costs relating to the EXIM application process, the scope of which remains under discussion with EXIM. On June 6, 2023, the Company announced that it had submitted an application to EXIM for debt financing, which may include a loan or loan guarantee, to fund the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative. The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee ("TRC") on October 2, 2023. In April 2024, EXIM provided the Company with a PPL, which also conveyed EXIM’s initial due diligence findings on the Company’s application. The PPL did not state a total amount of the EXIM Financing. Instead, the PPL provided that the amount of the EXIM Financing that could be made available for the Elk Creek Project will be scaled based on the number of U.S. jobs supported, both during construction and over the life of EXIM’s financing, and subject to certain expectations regarding the ratio of debt-to-equity financing for the Elk Creek Project. PPL also identified additional project activities to be undertaken by the Company as part of EXIM’s due diligence process, including, among other things, an updated mine plan and updated Elk Creek Project capital costs on a final or close-to-final basis reflecting updated process flows. On February 4, 2025, EXIM advanced the Company’s application to the next stage of the TRC’s reviews and selected RPMGlobal USA, Inc. whose mining advisory business has since been acquired by SLR Consulting, to conduct an independent technical review of the Elk Creek Project, and in October 2025 the Company executed a professional services agreement with SLR Consulting to conduct an independent environmental and social review as part of EXIM’s ongoing due diligence. The Company’s application remains at the next stage of the TRC’s review process. If the application is approved and supported by EXIM staff, it would be subject to a final decision by EXIM’s Board of Directors.

The amount of the EXIM Financing, if any, will be determined by EXIM. As described above, the PPL provided that the amount of the EXIM Financing that could be made available for the Elk Creek Project will be scaled based on the number of U.S. jobs supported, both during construction and over the life of EXIM’s financing, subject to certain expectations regarding the ratio of debt-to-equity financing for the Elk Creek Project. That determination will be made by EXIM on the basis of its own analysis and its own application of its underwriting criteria and internal policies. The Company does not control that analysis, is not able to predict its outcome, and accordingly is unable to estimate the amount of the EXIM Financing that may ultimately be made available to it, if any.

The Company believes that the completion of the 2026 Elk Creek Study satisfies a key EXIM due diligence requirement reflected in the PPL, and the Company expects to advance to the next steps of the process relating to detailed engineering, procurement and construction contracting. The Company further believes that the 2026 Elk Creek Study, with its updated economic model, mineral resource and mineral reserve estimates and increased job creation projections, demonstrates that the Elk Creek Project satisfies the criteria for increased financing as contemplated by the PPL.

The EXIM Financing remains subject to, among other matters, the satisfactory completion of EXIM’s due diligence, the completion of EXIM’s internal review and approval process, the negotiation and settlement of final terms, and the negotiation and execution of definitive documentation. Neither the letter of interest the Company received from EXIM in March 2023 nor the PPL represents a financing commitment from EXIM. Certain of these conditions, including the timing and sequencing of EXIM’s internal review and approval process, are outside the Company’s control, and the conditions to which any commitment would be subject are customary for financings of a similar nature by U.S. Government or other public lending institutions. The Company continues to meet with EXIM, to respond to requests for additional information from EXIM and from the consultants conducting due diligence on the Company’s application on behalf of EXIM, and to take steps to complete the additional project activities identified by the PPL. There can be no assurance as to what further project activities or matters EXIM may request in connection with the application process. Accordingly, the Company is currently unable to estimate the total amount of the EXIM Financing, if any, or how long the application process may take, and there can be no assurances that the Company will be able to successfully negotiate a final commitment of debt financing from EXIM, on acceptable terms, or at all.

Other Government and Export Credit Support

In addition to the EXIM Financing, the Company has pursued other government-supported sources of capital for the Elk Creek Project. For example, on August 4, 2025, ECRC entered into the DoW Agreement, a Project Sub-Agreement with Advanced Technology International, an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the DoW, pursuant to which ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoW upon the achievement of certain project milestones. The DoW Agreement has an initial term through December 30, 2028. As of June 30, 2026, approximately $8.1 million of such reimbursement payments had been received and approximately $1.9 million remained available upon the achievement of the remaining milestones. In addition, we are seeking other alternative sources of debt financing, which may include loans or loan guarantees from commercial or government-supported sources. The Company can provide no assurance as to the timing or outcome of any additional debt financing arrangements, or that any other loans or loan guarantees will ultimately be obtained. See Item 1A., "Risk Factors – Changes in geopolitical conditions and U.S. critical minerals policy could reduce the strategic importance of our planned products and adversely affect our business."

In March 2015, the Company obtained in-principle eligibility approval for a loan guarantee to be provided by the Federal Republic of Germany under its untied loan guarantee program, which supports financing for projects that contribute to securing supplies of strategic raw materials in the economic interest of Germany. That approval was based on the Company’s offtake agreement with ThyssenKrupp Metallurgical Products GmbH for the purchase of approximately 50% of planned ferroniobium production from the Elk Creek Project, and constituted the first of the approvals required under the program. The Company received a reiteration of in-principle eligibility in 2017 following completion of the then-current feasibility study for the Elk Creek Project, and received a further reiteration of in-principle eligibility in June 2026. No subsequent approvals under the program have been obtained, and the amount of loan guarantees, if any, that may be made available has not been determined. Any such guarantee would be coordinated with the EXIM Financing and with any other debt financing obtained for the Elk Creek Project. The Company can provide no assurance as to the timing or outcome of any further review under the program, or that any loan guarantee will ultimately be provided.

On May 16, 2025, UK Export Finance issued to the Company an expression of interest with respect to a potential debt guarantee of up to $200 million in support of the Elk Creek Project, which is non-binding and is conditioned upon, among other things, the execution of an offtake agreement for one or more of NioCorp’s planned products with UK-based companies that in turn can be shown to support UK exports. A debt guarantee issued by UK Export Finance, if any, would be coordinated with the EXIM Financing and with any loan guarantee provided under the German program described above.

The DoW Agreement does not provide funding for the construction of the Elk Creek Project, and neither the UK Export Finance expression of interest nor the in-principle eligibility approval from the Federal Republic of Germany represent a financing commitment.

Financing and Strategic Alternatives

The Company remains open to financing and strategic opportunities that support its overall financing and development objectives for the Elk Creek Project, which may include the issuance of additional equity; corporate or project-level debt; government and export credit agency financing; offtake, prepayment, royalty or streaming arrangements; and joint venture, strategic investment or other strategic transactions. In evaluating any such opportunity, management intends to consider, among other factors, the total cost of capital, the certainty and timing of funding, the effect on the Company’s ability to construct and operate the Elk Creek Project on its anticipated schedule, and the value delivered to the Company’s shareholders.

Capital Resources and Restrictions on Financing

The Yorkville Equity Facility Financing Agreement expired by its terms on April 1, 2026, and, as of the date of this Annual Report on Form 10-K, the Company has not entered into a replacement equity facility. On October 10, 2025, the Company filed an automatic shelf registration statement on Form S-3ASR, which became effective upon filing and under which the Company may offer and sell securities from time to time.

Except for the potential funding from the exercise of Options and Warrants and the reimbursement payments available to ECRC under the DoW Agreement, we currently have no further funding commitments or arrangements for additional financing as of the date of this Annual Report on Form 10-K. Pursuant to the Exchange Agreement, NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. Notwithstanding the restrictions set forth in the Exchange Agreement, there can be no assurance that we will be able to secure additional financing on acceptable terms, or at all. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities, including secured and unsecured convertible debt instruments, or secured debt project financing.

Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof may be completed at a discount to the then-current market price of the Company’s securities and would be dilutive to current shareholders. In addition, we could raise funds through the sale of interests in our mineral properties. However, we cannot provide any assurances that we will be able to be successful in raising such funds.

Additional Capital Requirements

As defined under S-K 1300, we are a development stage issuer, and we have incurred losses since our inception. The Company will require additional capital to construct the Elk Creek Project and to meet its long-term operating requirements. Based on its current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within one year from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared on a going concern basis. Management expects that future capital requirements will be met through a combination of debt financing, equity financing and other funding sources. Uncertainty in capital markets, supply chain disruptions, increased interest rates and inflation, and the potential for regional recessions have contributed to general global economic uncertainty. During fiscal year 2026, these events continued to create uncertainty with respect to overall project funding and timelines.

Cash Management and Credit Risk

We have no exposure to any asset-backed commercial paper. Other than cash held by our subsidiaries for their immediate operating needs in Colorado and Nebraska, all of our cash reserves are on deposit with major U.S. and Canadian chartered banks. We do not believe that the credit, liquidity, or market risks with respect thereto have increased as a result of the current market conditions. However, in order to achieve greater security for the preservation of our capital, we have held our cash reserves in deposit accounts and other highly liquid instruments, which may result in lower rates of interest, and therefore lower interest income, than alternative investments.

Operating Activities

During the year ended June 30, 2026, the Company’s operating activities consumed $15.9 million of cash (2025: $10.7 million). Overall, operational outflows during fiscal year 2026 increased from fiscal year 2025 primarily due to increased exploration and general and administrative expenditures, offset by non-cash activity related to changes in valuation of earnout shares and warrant liabilities. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

During the year ended June 30, 2026, the Company's investing activities consumed $29.7 million of cash (2025: $0.0 million), which included the acquisition of additional land and mineral rights, certain Scandium alloy manufacturing assets, and construction expenditures for the Company's Portal Project.

Financing Activities

Net cash provided by financing activities was $437.1 million in fiscal year 2026 (2025: $34.2 million). This increase in financing inflows primarily reflects the timing of cash inflows from the financing transactions disclosed above under “Liquidity and Capital Resources—Overview.”

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

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. As of June 30, 2026 and 2025, we had accrued $48 and $48, respectively, related to estimated environmental obligations.

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

We believe that our most critical accounting estimates are related to the carrying value of our long term assets, intangible assets and goodwill; accounting for income taxes and the valuation of deferred tax assets; and the valuation of liabilities associated with Warrants and Earnout Shares, as they require us to make assumptions that are highly uncertain at the time the accounting estimates are made and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board (the “Audit Committee”), and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Carrying Value of Long-Lived Assets, Intangible Assets, and Goodwill

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

Goodwill is assessed for impairment annually, or more frequently upon the occurrence of a triggering event. The Company operates as a single reporting unit, as our scandium commercialization activities are not managed or reviewed as a discrete component by the Chief Operating Decision Maker and no discrete financial information is prepared at that level. Accordingly, goodwill is tested at the consolidated reporting unit level. This determination will be reassessed as our scandium commercialization activities mature.

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

Financial Instruments Carried at Fair Value

The fair value of our Earnout Shares was determined using various significant unobservable inputs, including a discount rate and our best estimate of expected volatility and expected holding periods. The fair value of our private Warrants was determined using quoted prices or inputs that are observable, either directly or indirectly. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations. See Notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K for additional details.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding Common Shares, Vested Shares, Options, and Warrants as of September 25, 2026, is set out below, on a fully diluted basis.

Common Shares Outstanding (fully diluted)
Common Shares	145,849,630
Vested Shares of ECRC Class B common stock(1)	3,516,140
Options(2)	5,052,901
Warrants(3)	18,696,530

(1)
Each exchangeable into one Common Share at any time, and from time to time, until the tenth anniversary of the Closing Date.
(2)
Each exercisable for one Common Share.
(3)
Includes 15,666,526 NioCorp Assumed Warrants that are each exercisable for 1.11829212 Common Shares, and 3,041,254 Warrants that are each exercisable into one Common Share.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NioCorp Developments Ltd. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, cash flows, and shareholders' equity and redeemable noncontrolling interest, for each of the two years in the period ended June 30, 2026, the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Carrying value of Mineral Properties and Long-Lived Assets – Refer to Notes 3(d) through 3(g) to the financial statements

Critical Audit Matter Description

As of June 30, 2026, the Company held mineral properties and long-lived assets (which includes property and equipment, intangible assets, and goodwill).

The Company assesses mineral properties, property and equipment, and intangible assets for impairment whenever events or changes in circumstances indicate respective carrying amounts may not be recoverable. For goodwill, the Company assesses impairment at least annually, or more frequently upon the occurrence of a triggering event, to determine if it is more likely than not that the asset is impaired. The recoverability of the carrying values of mineral properties, property and equipment, and intangible assets, along with the impairment of goodwill, depends on the development of economic reserves, permitting, financing, start-up, and commercial production from the properties, amongst other factors.

If impairment indicators are present when evaluating impairment of goodwill or recoverability of mineral properties, property and equipment, and intangible assets, the respective assets are tested for impairment. For mineral properties, property and equipment, and intangible assets, estimated undiscounted future net cash flows of the assets are compared to their respective carrying amounts, with an impairment loss recognized against the assets for any excess of the carrying amount over the respective estimated undiscounted future net cash flows. For goodwill, the fair value of the reporting unit is compared to the carrying value of the reporting unit, with an impairment loss recognized against goodwill for any excess of the carrying value of the reporting unit over fair value of the reporting unit, limited to the total amount of goodwill.

Given the significant assumptions made by management in determining if events or changes indicated that the carrying amounts of the long-live assets were impaired during the current year, performing audit procedures to evaluate the reasonableness of management's conclusions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recoverability of mineral properties and long-lived assets, including impairment of goodwill, consisted of risk assessment and testing management’s impairments analyses through the following, among other procedures:

•
We evaluated management’s assessment of recoverability of mineral properties, property and equipment, and intangible assets through the following procedures:
o
We evaluated the reasonableness of management’s assessment over ASC 360, Property, Plant, and Equipment, qualitative impairment indicators regarding recoverability of the carrying amounts of the assets.
o
We performed a qualitative assessment as of June 30th to evaluate whether events or changes in circumstances indicated that the carrying amounts of the assets may not be recoverable, considering information in industry reports and the Company’s future business strategies.
o
Tested the design and implementation of management’s controls over the recoverability of mineral properties, property and equipment, and intangible assets.
•
We evaluated management’s assessment of impairment of goodwill through the following procedures:
o
We evaluated the reasonableness of management’s annual assessment over ASC 350, Intangibles – Goodwill and Other, qualitative impairment indicators regarding whether it is more likely than not that the carrying amount of the associated reporting unit, including goodwill, exceeds the fair value of the reporting unit as of the Company’s annual assessment date of April 1st.
o
We performed a qualitative assessment as of June 30th to evaluate potential impairment indicators during the period from management’s April 1st annual goodwill impairment assessment date to the June 30th balance sheet date, considering information in industry reports and the Company’s future business strategies.
o
Tested the design and implementation of management’s controls over the impairment of goodwill.
•
Evaluated the completeness and accuracy of the disclosures related to the recoverability of the mineral properties and long-lived assets, including impairment of goodwill.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

September 25, 2026

We have served as the Company's auditor since fiscal year 2024.

NioCorp Developments Ltd.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data)

	As of June 30,
	2026	2025
ASSETS
Current
Cash and cash equivalents	$415,004	$25,554
Restricted cash	2,102	—
Prepaid expenses and other	1,740	1,183
Total current assets	418,846	26,737
Non-current
Right-of-use assets	91	118
Property and equipment, net	11,569	839
Mineral properties	25,726	16,085
Intangible assets, net	5,672	—
Goodwill	2,220	—
Other assets	2,776	40
Total assets	$466,900	$43,819

LIABILITIES
Current
Accounts payable and accrued liabilities	$5,638	$1,795
Deferred reimbursements	6,177	—
Warrant liabilities, at fair value	4,606	—
Operating lease liability	94	98
Total current liabilities	16,515	1,893
Non-current
Warrant liabilities, at fair value	6,140	6,852
Earnout liability, at fair value	14,451	5,880
Operating lease liability	—	33
Total liabilities	37,106	14,658
Commitments and contingencies (Note 3r, 6)
Redeemable noncontrolling interest	(1,446)	838
SHAREHOLDERS' EQUITY
Common stock, no par value, unlimited shares authorized; 145,838,380 and 58,491,196 shares outstanding, respectively	660,049	208,551
Accumulated deficit	(227,872)	(179,317)
Accumulated other comprehensive loss	(937)	(911)
Total shareholders’ equity	431,240	28,323
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$466,900	$43,819

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended June 30,
	2026	2025
Operating expenses
Exploration expenditures	$16,076	$4,135
General and administrative expenditures	22,233	7,823
Total operating expenses	38,309	11,958
Change in fair value of earnout shares liability	8,571	2,063
Change in fair value of warrant liabilities	13,034	4,093
Change in fair value of convertible notes	—	40
Interest expense	—	48
Interest income	(9,146)	(94)
Other non-operating expense (income)	13	(126)
Loss before income taxes	(50,781)	(17,982)
Income tax benefit	—	—
Net loss	(50,781)	(17,982)
Less: Net loss attributable to redeemable noncontrolling interest	(2,226)	(577)
Net loss attributable to the Company	$(48,555)	$(17,405)

Reporting currency translation	(26)	—
Total comprehensive loss	(50,807)	(17,982)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(2,226)	(577)
Comprehensive loss attributable to the Company	$(48,581)	$(17,405)

Loss per common share, basic and diluted	$(0.41)	$(0.36)

Weighted Average Shares Outstanding	117,214,449	45,072,895

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

	For the year ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(50,781)	$(17,982)
Adjustments for:
Change in valuation of earnout shares liability	8,571	2,063
Change in valuation of warrant liabilities	13,034	4,093
Change in fair value of convertible note	—	40
Accretion of convertible debt	—	43
Share-based compensation	4,441	789
Loss on equity facility issuances	724	589
Fair value of insider warrants	—	144
Depreciation	359	3
Unrealized (gain) loss on equity securities	(1)	1
Noncash lease activity	(10)	(6)
Other gains	—	(122)
	(23,663)	(10,345)
Change in working capital items:
Prepaid expenses and other	(459)	(267)
Deposits	(44)	(2)
Deferred reimbursements	6,177	—
Accounts payable and accrued liabilities	2,091	(48)
Net cash used in operating activities	(15,898)	(10,662)

CASH FLOWS FROM INVESTING ACTIVITIES
Assets acquired in business combination	(8,400)	0
Capitalized expenditures	(21,257)	(5)
Net cash used in investing activities	(29,657)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	467,202	45,666
Issuance of debt, net of costs	—	—
Related party debt draws	—	504
Related party debt repayments	—	(504)
Debt repayments	—	(7,223)
Share issue costs	(30,069)	(4,234)
Net cash provided by financing activities	437,133	34,209
Exchange rate effect on cash and cash equivalents	(26)	—
Change in cash and cash equivalents and restricted cash during period	391,552	23,542
Cash and cash equivalents and restricted cash, beginning of period	25,554	2,012
Cash and cash equivalents and restricted cash, end of period	$417,106	$25,554

Supplemental cash flow information:
Amounts paid for interest	$—	$4
Non-cash investing and financing transactions:
Conversion of debt for common shares	—	$501
Additions to construction in progress not yet paid	1,753	—
Value of warrants issued	—	2,262
Reclassification of warrant liabilities to equity	9,141	820

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except share data)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance, June 30, 2024	38,062,647	$163,823	$(161,912)	$(911)	$1,000	$1,534
Equity placements	13,321,628	30,059	—	—	30,059	—
Yorkville equity facility draws	5,671,742	12,941	—	—	12,941	—
Warrant exercises	828,235	1,809	—	—	1,809	—
Option exercises	512	—	—	—	—	—
Redemption of vested shares	348,085	119	—	—	119	(119)
Debt conversions	258,347	501	—	—	501	—
Issuance of Lind Consent warrants	—	2,262	—	—	2,262	—
Conversion of private warrants	—	482	—	—	482	—
Share-based compensation	—	789	—	—	789	—
Share issuance costs	—	(4,234)	—	—	(4,234)	—
Loss for the year	—	—	(17,405)	—	(17,405)	(577)
Balance, June 30, 2025	58,491,196	$208,551	$(179,317)	$(911)	$28,323	$838
Equity placements	58,406,915	405,195	—	—	405,195	—
Yorkville equity facility draws	5,727,662	39,434	—	—	39,434	—
Warrant exercises	22,308,264	28,557	—	—	28,557	—
Option exercises	486,452	1,381	—	—	1,381	—
Redemption of vested shares	417,891	58	—	—	58	(58)
Conversion of private warrants	—	2,501	—	—	2,501	—
Share-based compensation	—	4,441	—	—	4,441	—
Share issuance costs	—	(30,069)	—	—	(30,069)	—
Change in accumulated other comprehensive income	—	—	—	(26)	(26)
Loss for the year	—		(48,555)	—	(48,555)	(2,226)
Balance, June 30, 2026	145,838,380	$660,049	$(227,872)	$(937)	$431,240	$(1,446)

The accompanying notes are an integral part of these consolidated financial statements

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

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

On March 17, 2023 (the “Closing Date”), the Company closed a series of transactions pursuant to the Business Combination Agreement, dated September 25, 2022 (the “Business Combination Agreement”), among the Company, GX Acquisition Corp. II (“GXII”), and Big Red Merger Sub Ltd. (the closing of such transactions, the “Closing”).

The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project to construction and commercial operation.

Liquidity

As of June 30, 2026, the Company had cash and cash equivalents of $415,004 and working capital of $402,331. Based on its current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within one year from the issuance date of these consolidated financial statements, which have been prepared on a going concern basis.

The Company will require additional capital to fully develop, construct, and operate the Elk Creek Project. Management expects that future capital requirements will be met through a combination of debt financing, equity financings, and other funding sources.

2.
BASIS OF PREPARATION
a)
Basis of Preparation and Consolidation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission. The consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. Certain transactions include reference to Canadian dollars (“C$”) where applicable. Certain reclassifications were made to the prior year's consolidated statement of operations and comprehensive loss to conform to the current year's presentation, combining professional fees, employee-related costs, and other operating expenses into a single line item, general and administrative expenditures.

These consolidated financial statements include the accounts of the Company and the subsidiaries listed in the following table. All intercompany transactions and balances have been eliminated.

		Ownership at June 30,
Subsidiary	Jurisdiction of incorporation	2026	2025
0896800 B.C. Ltd. (“0896800”)	British Columbia, Canada	100%	100%
Elk Creek Resources Corp. (“ECRC”) (1)	Delaware, USA	81.33%	80.42%
NioCorp Advanced Metals and Alloys, LLC (“NAMA”)	Delaware, USA	100%	—
NioCorp Technologies Limited	United Kingdom	100%	100%

(1) Represents 100% of Class A common stock owned by 0896800, and 3,516,140 and 3,934,031 Vested Shares and 3,391,596 and 3,391,596 Earnout Shares (each as defined below) held by third parties, and outstanding as of June 30, 2026 and 2025, respectively.

b)
Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

valuation of property and equipment, mineral properties, intangible assets, goodwill, deferred income tax asset valuations, earnout and warrant liabilities, and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

b)
Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds. The Company maintains the majority of its cash balances with two financial institutions. Accounts at banks in the United States (“U.S.”) are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to C$100. At June 30, 2026, the Company had $413,932 and $129 in excess of the FDIC and CDIC insured limits, respectively.

As of June 30, 2026, total cash, cash equivalents, and restricted cash was $417,106, consisting of cash and cash equivalents of $415,004 and restricted cash of $2,102. As of June 30, 2025, there was no restricted cash, and the total of $25,554 consisted entirely of cash and cash equivalents. Restricted cash consists primarily of funds held in escrow pursuant to an agreement with Johnson County, Nebraska for road improvements adjacent to the Elk Creek Project site.

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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

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

Direct costs incurred in connection with the construction of the Elk Creek Project mine portal, including construction contractor costs and directly attributable construction management costs, are capitalized as construction in progress ("CIP") within property and equipment. CIP assets are not depreciated or amortized during the construction period. Upon substantial completion, accumulated CIP costs will be transferred to mine development assets and amortized using the units-of-production method over proven and probable reserves upon commencement of commercial production.

The recoverability of the carrying values of mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes. We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, an impairment loss will be recorded. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value. There was no impairment recorded to mineral properties as of June 30, 2026 or 2025, respectively.

e)
Long Lived Assets

Long-lived assets, other than mineral properties, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment recorded to long-lived assets as of June 30, 2026 or 2025, respectively.

f)
Intangible Assets

The fair value of the acquired technology was estimated using the multi-period excess earnings method. Significant inputs include estimated future cash flows attributable to the acquired technology, an appropriate

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

discount rate, and assumptions regarding technological obsolescence. The intangible asset is amortized on a straight-line basis over an estimated useful life of ten years and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Assumptions used in the model are subjective and require significant judgment. There was no impairment recorded to intangible assets as of June 30, 2026 or 2025, respectively.

g)
Goodwill

Goodwill is assessed for impairment annually on April 1, or more frequently upon the occurrence of a triggering event. The Company operates as a single reporting unit, as our scandium commercialization activities are not managed or reviewed as a discrete component by the CODM (as defined below) and no discrete financial information is prepared at that level. Accordingly, goodwill is tested at the consolidated reporting unit level. This determination will be reassessed as our scandium commercialization activities mature. There was no impairment recorded to goodwill as of June 30, 2026 or 2025, respectively.

h)
Leases

Under Accounting Standards Codification (“ASC”) 842, Leases, we determine if a contractual arrangement is, or contains, a lease at the inception date. Right-of-use ("ROU") assets and liabilities related to operating leases are separately reported in the consolidated balance sheets. The Company currently has no finance leases.

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

i)
Warrants

We apply relevant accounting guidance for warrants to purchase our Common Shares (“Warrants”) based on the nature of the relationship with the counterparty. The Company has made an accounting policy election that the “greater of” Share-Price Input to the Black-Scholes Value would not preclude equity classification. The Company has not had any historical transactions that include the “greater of” Share-Price Input feature. For Warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity, and ASC 815, to assist in the determination of whether the Warrants should be classified as liabilities or equity. The fair value of Warrants is estimated using Black Scholes modeling or Monte Carlo modeling, depending on the settlement features embedded in the Warrant. Inputs under both models include inputs such as NioCorp’s Common Share price, the risk-free interest rate, the expected term, the volatility, and the dividend rate. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

j)
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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

and the number of Earnout Shares outstanding. Assumptions used in the model are subjective and require significant judgment.

k)
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

l)
Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents. The Company holds investments or maintains available cash primarily in two commercial banks located in Vancouver, British Columbia and Columbus, Ohio. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

m)
Asset Retirement Obligation

The Company is subject to various government laws and regulations relating to environmental disturbances caused by exploration and evaluation activities. The estimated costs associated with environmental remediation obligations are accrued in the period in which the liability is incurred if it is reasonably estimable or known. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense and has accrued $48 for estimated obligations as of both June 30, 2026 and June 30, 2025.

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

n)
Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25, “Income Taxes – Recognition.” Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. ASC 740-10-50, “Income Taxes – Disclosure,” requires the Company to evaluate its income tax positions and recognize a liability for uncertain tax positions that are not more likely than not to be sustained by tax authorities. As of June 30, 2026 and 2025, the Company believes it had no income tax uncertainties that required recognition of a liability. If the Company were to determine that uncertain tax positions meet the criteria for recognition, an estimated liability and related interest and penalties would be recognized as income tax expense.

o)
Redeemable Noncontrolling Interest

Redeemable Noncontrolling Interest refers to non-controlling interest associated with the Vested Shares that are redeemable upon the occurrence of an event that is not solely within the Company’s control and is reported in the mezzanine section between total liabilities and shareholders’ equity, as temporary equity in the Company’s consolidated balance sheets. The Company’s non-controlling interest is redeemable at fair value, and no adjustment to the earnings per share numerator is required because redemption at fair value is not considered an economic distribution different from other common stockholders.

p)
Basic and Diluted Per Share Disclosure

Basic earnings (loss) per share represents net earnings (loss) attributable to common shareholders divided by the weighted average number of Common Shares outstanding during the period. The Company considers Vested

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

Shares and Released Earnout Shares (each as defined in Note 8), to be participating securities, requiring the use of the two-class method. Diluted earnings (loss) per share represents net earnings (loss) attributable to common shareholders divided by the weighted average number of Common Shares outstanding, inclusive of the dilutive impact of all potentially dilutive securities outstanding during the period, as applicable.

The Company utilizes the weighted average method to determine the impact of changes in a participating security on the calculation of loss per share. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders:

	For the year ended June 30,
	2026	2025
Net loss	$(50,781)	$(17,982)
Adjust: Net loss attributable to noncontrolling interest	(2,226)	(577)
Net loss available to participating securities	(48,555)	(17,405)
Net loss attributable to Vested Shares	(875)	(1,102)
Net loss attributed to common shareholders - basic and diluted	$(47,680)	$(16,303)
Denominator:
Weighted average shares outstanding – basic and diluted	117,214,449	45,072,895
Loss per Common Share outstanding – basic and diluted	$(0.41)	$(0.36)

The following shares underlying options to purchase Common Shares (“Options”) and Warrants were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the periods indicated below:

	For the year ended June 30,
Excluded potentially dilutive securities (1)(2):	2026	2025
Options	4,147,500	3,020,000
Warrants	20,561,006	31,839,152
Total potentially dilutive securities	24,708,506	34,859,152

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

r)
Retirement Plan

The Company sponsors a 401(k) savings plan covering substantially all eligible employees. Beginning January 1, 2026, the Company began matching participant contributions equal to 100% of the participant's contributions up to 4% of eligible compensation, with such matching contributions vesting immediately. The Company recognized $35 of expense for matching contributions for the year ended June 30, 2026. There is no comparable

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

amount for the prior year, as the Company's matching contribution program was not in effect prior to January 1, 2026.

s)
Recent Accounting Standards

Recently Adopted Accounting Standards

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The guidance establishes authoritative accounting and disclosure requirements for government grants received by business entities, permits early adoption, and is effective for annual reporting periods beginning after December 15, 2028, with application on a prospective basis. The Company early adopted ASU 2025-10 effective July 1, 2025. Upon adoption, the Company concluded that the DoW Agreement (as defined in Note 11 below) represents a government grant within the scope of Topic 832. Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements, as the Company’s existing accounting policies for accounting for such grants are consistent with the guidance.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing ones. The new guidance requires consistent categorization and greater disaggregation of information in the income tax rate reconciliation, as well as further disaggregation of income taxes paid. We adopted ASU 2023-09 for the year ended June 30, 2026, and applied the guidance retrospectively for all periods presented in the notes to the consolidated financial statements. The adoption did not have a material impact on our consolidated financial statements for the year ended June 30, 2026, but did require additional disclosures.

Issued and Not Effective

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

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, recently issued accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

4.
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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

Goodwill	2,220
Assets acquired	$8,400

The excess of the purchase consideration over the fair value of net assets acquired, totaling $2,220, was recorded as goodwill. The goodwill primarily reflects expected future growth opportunities and anticipated synergies resulting from the integration of the acquired technology and production capabilities into the Company’s scandium alloy commercialization strategy. The goodwill is expected to be deductible for income tax purposes. The purchase price allocation is based on management’s estimates as of the acquisition date, and management has completed its evaluation of the fair values of the assets acquired.

The Company recognized identifiable intangible assets related to acquired technology, consisting of a group of patented and proprietary intellectual property. The intangible assets were valued using an income approach, specifically the multi-period excess earnings method, which incorporates significant unobservable inputs (Level 3), including management’s estimates of future cash flows, discount rates, and assumptions related to obsolescence. The acquired intangible assets are being amortized on a straight-line basis over their estimated weighted-average remaining useful life of 10 years. The Company has recognized $345 of amortization expense through June 30, 2026, and expects to recognize amortization expense of approximately $602 annually for each of fiscal years 2027 through 2031, with the remaining $2,662 recognized thereafter.

The Company incurred $131 of transaction costs related to the acquisition, which were expensed as incurred and recognized in other operating expenses. Pro forma financial information has not been presented as the acquisition was not deemed significant under Securities and Exchange Commission Regulation S-X.

5.
PROPERTY AND EQUIPMENT, NET

	As of June 30,
	2026	2025
Construction in progress	$5,651	$—
Fixed assets and vehicles	204	46
Total depreciable assets	5,855	46
Accumulated depreciation	(24)	(14)
Net depreciable assets	5,831	32
Land	5,738	807
Property and equipment, net	$11,569	$839

Property Acquisitions

In connection with the development of the Elk Creek Project, ECRC, an indirect majority-owned subsidiary of the Company, acquired additional land and associated mineral rights in Johnson County, Nebraska, as described below.

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

September Property Purchases

On September 30, 2025, ECRC closed on its options to purchase two additional parcels of land consisting of (i) a 105.77-acre parcel and (ii) a 220-acre parcel, each including both surface rights and associated mineral rights (the "September Property Purchases"). The total purchase price was approximately $11,325, including $29 of indirect costs. Of this amount, $2,263 was allocated to land and $9,062 was allocated to mineral properties.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

November Property Purchase

On November 7, 2025, ECRC acquired a 40-acre parcel of land and associated mineral rights located within the one-square-mile section that comprises the Elk Creek Project area. The acquisition was completed through (i) the transfer of surface rights to a separate 40-acre tract previously acquired as part of the September Property Purchases, (ii) cash consideration of $500 for the mineral rights, and (iii) the grant of a 2% net smelter return ("NSR") royalty on the acquired parcel. The surface-rights exchange involved parcels of substantially identical value, resulting in no gain or loss recognized. The total purchase price was $551, including $51 of indirect costs, with $531 allocated to mineral properties and $20 allocated to land.

Construction in Progress

Construction in progress consists of costs incurred for the development of the mine portal and related infrastructure at the Elk Creek Project.

6.
MINERAL PROPERTIES

Mineral properties consist of original acquisition costs and purchased mineral rights related to the Elk Creek Project, as discussed in Note 5. The Company currently owns approximately 550 acres of land and associated mineral rights, an additional 80 acres of mineral rights, and an additional 80 acres of surface rights. The mineral rights include a 2% NSR royalty.

In addition to the land and mineral rights currently owned by the Company, the property interests of Elk Creek include six mineral exploration option-to-purchase agreements which include a pre-determined buyout for permanent ownership of the mineral and/or surface rights. Terms of the agreements require no further significant payments, and the Company may terminate the leases, negotiate lease extensions, or elect to purchase the mineral and/or surface rights any time. Agreements that allow for the purchase of mineral rights contain provisions whereby the landowners would retain a 2% NSR royalty.

During the year ended June 30, 2025, the Company completed negotiations with landowners in Nebraska and entered into contract amendments which extended the option periods by approximately five years for option to purchase agreements (“OTP”) covering six parcels of land for project construction and operation which the Company does not already own. The Company recorded an exploration expense in the year ended June 30, 2025, for $310 for OTP extension payments made.

7.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of June 30,
	2026	2025
Accounts payable, trade	$997	$692
Trade payable accruals	2,557	1,055
Employee salary, benefit, and bonus accruals	2,036	—
Environmental accruals	48	48
Total accounts payable and accrued liabilities	$5,638	$1,795

8.
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

During the years ended June 30, 2026 and 2025, 417,891 and 348,085 Vested Shares, respectively, were exchanged for an equivalent number of Common Shares, and as of June 30, 2026, 3,516,140 Vested Shares remain outstanding. These

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

exchanges resulted in a change in the Company’s ownership interest in ECRC and were accounted for as an equity transaction in accordance with ASC 810-10-45-23, with no gain or loss recognized. Accordingly, the carrying amount of the noncontrolling interest was adjusted to reflect the change in the Company’s ownership interest with a corresponding offset to equity.

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

The Earnout Shares were classified as a liability due to failure to meet the equity classification criteria under ASC 815-40, as Level 3 instruments under the fair value hierarchy and are considered a financial liability under ASC 480, Distinguishing Liabilities from Equity. The Earnout Shares were measured at fair value on the Closing Date with subsequent changes in fair value recorded in earnings. The Earnout Shares were valued utilizing a Monte Carlo simulation pricing model with an expiry date of March 17, 2033. The following table discloses the primary inputs into the Monte Carlo models:

Key Valuation Input	June 30, 2026	June 30, 2025	June 30, 2024
Closing Common Share price	$4.82	$2.33	$1.73
Term (expiry)	March 17, 2033	March 17, 2033	March 17, 2033
Implied volatility of the 2023 Public Warrants	84.0%	75.0%	65.0%
Risk-free rate	4.28%	4.04%	4.35%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the year ended June 30, 2026:

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

Amount
Fair value as of June 30, 2024	$3,817
Change in fair value	2,063
Fair value as of June 30, 2025	5,880
Change in fair value	8,571
Fair value as of June 30, 2026	$14,451

9.
COMMON SHARES
a)
Issuances

Fiscal Year 2026 Issuances

On July 18, 2025, the Company issued and sold 13,850,000 Common Shares, at an offering price of $3.25 per Common Share, in a registered offering (the “July 2025 Offering”) under the Company’s registration statement on Form S-3 (Registration No. 333-280176), pursuant to the Placement Agency Agreement between the Company and Maxim Group LLC (“Maxim”), dated July 17, 2025. The Company received net proceeds from the July 2025 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $41,335.

On September 19, 2025, the Company issued and sold 10,000,000 Common Shares, at an offering price of $5.00 per Common Share, in a registered direct offering (the “September 2025 Registered Direct Offering”) under the Company’s registration statement on Form S-3 (Registration No. 333-280176), pursuant to the Placement Agency Agreement between the Company and Maxim, dated September 17, 2025. The Company received net proceeds from the September 2025 Registered Direct Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $46,048.

On September 29, 2025, the Company issued and sold (a) 7,004,740 Common Shares at a public offering price of $6.15 per Common Share and (b) 2,755,260 pre-funded Warrants to purchase an aggregate of 2,755,260 Common Shares (the “September Pre-Funded Warrants”) at a public offering price of $6.1499 per September Pre-Funded Warrant in a confidentially marketed public offering (the “September 2025 Public Offering”) under the Company’s registration statement on Form S-3 (Registration No. 333-280176), pursuant to the Placement Agency Agreement between the Company and Maxim, dated September 26, 2025. On September 30, 2025, the Company issued 2,755,218 Common Shares in connection with the cashless exercise of all of the outstanding September Pre-Funded Warrants. The Company received net proceeds from the September 2025 Public Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $55,365.

On October 15, 2025, the Company issued and sold (a) 10,152,175 Common Shares at an offering price of $9.34 per Common Share and (b) 5,925,000 pre-funded Warrants (the “October Pre-Funded Warrants”) to purchase up to an additional 5,925,000 Common Shares at an offering price of $9.3399 per October Pre-Funded Warrant in a registered offering (the “October 2025 Offering”) under the Company's registration statement on Form S-3 (Registration No. 333-290837), pursuant to the Placement Agency Agreement between the Company and Maxim, dated October 13, 2025. On October 17, 2025, the Company issued 5,924,942 Common Shares in connection with the cashless exercise of all of the outstanding October Pre-Funded Warrants. The Company received net proceeds from the October 2025 Offering, after deducting placement agent fees and other offering expenses payable by the Company, of approximately $138,974.

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

Fiscal Year 2025 Issuances

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

On November 5, 2024, the Company closed an underwritten public offering (the “November 2024 Registered Offering”), pursuant to the underwriting agreement, dated November 3, 2024 (the “November 2024 Underwriting Agreement”), with Maxim, as underwriter, which consisted of 1,592,356 Common Shares, 1,672,090 Warrants (the “Series A Public Warrants”) to purchase up to an additional 1,672,090 Common Shares and 836,045 Warrants (the “Series B Public Warrants” and, together with the Series A Public Warrants, the “November 2024 Public Warrants”) to purchase up to an additional 836,045 Common Shares. Each Common Share was sold together with one Series A Public Warrant and one-half of one Series B Public Warrant at a combined public offering price of $1.57. The gross proceeds from the November 2024 Registered Offering were $2,501 before deducting underwriting discounts and offering expenses. The November 2024 Public Warrants were classified as equity instruments and accordingly, the net proceeds were allocated based on the relative fair values of the Common Shares and the November 2024 Public Warrants on the date of issuance, with $943 allocated to the fair value of the November 2024 Public Warrants and the balance of the proceeds of $1,558 allocated to Common Shares. The Company incurred total transaction costs related to the November 2024 Registered Offering of $1,226, which were treated as share issuance costs at closing. The Series A Public Warrants have an exercise price of $1.75 per underlying Common Share, are exercisable immediately, and will expire on November 5, 2026. The Series B Public Warrants have an exercise price of $2.07 per underlying Common Share, are exercisable beginning six months and one day from the date of issuance and will expire on November 5, 2029. In addition, pursuant to the November 2024 Underwriting Agreement, the Company granted Maxim a 45-day over-allotment option to purchase (i) 238,853 additional Common Shares and (ii) 358,280 Option Warrants (as defined below) to purchase up to an aggregate of 358,280 Common Shares. “Option Warrant” means one Series A Public Warrant combined with one-half of one Series B Public Warrant. On November 4, 2024, Maxim partially exercised its over-allotment option to purchase 79,734 additional Series A Public Warrants and 39,867 additional Series B Public Warrants, which amounts are included in the amounts discussed above and were issued at closing of the November 2024 Registered Offering.

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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

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

The following tables disclose the primary inputs for the Black-Scholes model used in valuing the November 2024 Private Warrants:

	November 13, 2024
November 2024 Private Warrants:	Series A Private Warrants	Series B Private Warrants
Closing Common Share price	$1.49	$1.49
Term (years)	2.0	4.5
Historic equity volatility	67.26%	67.52%
Risk-free rate	4.20%	4.30%

	June 30, 2026
November 2024 Private Warrants:	Series A Private Warrants	Series B Private Warrants
Closing Common Share price	$4.82	$4.82
Term (years)	0.37	3.38
Historic equity volatility	65.66%	81.83%
Risk-free rate	3.89%	4.20%

The following table sets forth a summary of the changes in the fair value of the November 2024 Private Warrants liabilities.

November 2024 Private Warrants
Fair value at issuance (November 13, 2024)	$1,929
Fair value of Warrants exercised	(338)
Change in fair value	2,240
Fair value as of June 30, 2025	3,831
Fair value of Warrants exercised	(4,833)
Change in fair value	8,353
Fair value as of June 30, 2026	$7,351

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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

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

The following primary inputs were used in the Black-Scholes model for valuing the January 2025 Warrants:

	January 2025 Series A Warrants	January 2025 Series B Warrants
Closing Common Share price	$2.25	$2.25
Term (years)	2.5	4.0
Historic equity volatility	73.18%	73.36%
Risk-free rate	4.23%	4.31%

On April 21, 2025, the Company closed an underwritten public offering (the “April 2025 Offering”), pursuant to an underwriting agreement, dated April 17, 2025, with Maxim, as underwriter, pursuant to which the Company issued and sold (i) 6,628,846 Common Shares at a public offering price of $2.60 per Common Share and (ii) 1,063,462 pre-funded Warrants (the “April 2025 Pre-Funded Warrants”) to purchase up to an additional 1,063,462 Common Shares at a public offering price of $2.5999. The April 2025 Pre-Funded Warrants have an exercise price of $0.0001 per underlying Common Share, are exercisable immediately, and do not have an expiration date. On April 17, 2025, Maxim partially exercised its over-allotment option to purchase 323,504 additional Common Shares at closing. The gross proceeds from the April 2025 Offering were approximately $20,841 before deducting underwriting discounts and offering expenses. The April 2025 Pre-Funded Warrants were classified as equity instruments and accordingly, the net proceeds were allocated based on the relative fair values of the Common Shares and the April 2025 Pre-Funded Warrants on the date of issuance, with $2,765 allocated to the fair value of the April 2025 Pre-Funded Warrants (based on the value of the underlying Common Shares at closing) and the balance of the proceeds of $18,076 allocated to Common Shares. The Company incurred total transaction costs related to the April 2025 Offering of $2,102, which were treated as share issuance costs at closing.

Yorkville Equity Facility Financing Agreement Issuances

The Company entered into a Standby Equity Purchase Agreement, dated January 26, 2023 (the “Yorkville Equity Facility Financing Agreement”) between the Company and YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”) which expired on April 1, 2026. The Company issued the following Common Shares under the Yorkville Equity Facility Financing Agreement during the periods presented below:

	For The Year Ended June 30,
	2026	2025
Common Shares issued	5,727,662	5,671,742
Gross funds received	$38,710	$12,352
Market value of Common Shares issued	39,434	12,941
Loss on issuance(1)	$724	$589

(1)
Loss on issuance represents a non-cash amount equal to the difference between the proceeds received and the fair value of the Common Shares issued based on the Nasdaq closing price per Common Share on the issuance date and is recorded in general and administrative expenditures in the consolidated statement of operations and comprehensive loss.
b)
Stock Options

On April 6, 2026, the Company’s shareholders voted to approve an amendment and restatement of its long-term incentive plan, the NioCorp Developments Ltd. Long Term Incentive Plan (as amended, the “2017 Amended Long-Term Incentive Plan”). Under the 2017 Amended Long-Term Incentive Plan, the Board may, in its discretion from time to time, grant Options and share units (in the form of restricted share units and performance share units), plus dividend equivalents, to non-employee directors, employees and certain other service providers (as described in the 2017 Amended Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

Subject to adjustment as described in the 2017 Amended Long-Term Incentive Plan, and subject to the plan's share counting rules, the aggregate number of Common Shares available for awards under the 2017 Amended Long-Term Incentive Plan may not exceed 11,300,000 Common Shares, minus, as of April 5, 2026, one Common Share for every one Common Share subject to an award granted under the 2017 Amended Long-Term Incentive Plan after February 9, 2026 and before April 6, 2026. The 2017 Amended Long-Term Incentive Plan also limits the maximum annual compensation that may be granted to our non-employee directors for service on the Board to $750 (measured as described in the plan document), subject to exceptions for distributions of previously deferred compensation for services as an executive officer or employee, and non-preferential dividends or dividend equivalents.

The Board has power over the granting, amendment, administration, or settlement of any award.

Option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Balance, June 30, 2024	2,495,500	4.78
Granted	945,000	1.41
Exercised	(512)	1.40
Cancelled/expired	(419,988)	9.44
Balance, June 30, 2025	3,020,000	3.09
Granted	2,282,500	4.68
Exercised	(567,000)	3.28
Cancelled/expired	(588,000)	6.77
Balance, June 30, 2026	4,147,500	3.42	$6,210	3.5 Years

As of June 30, 2026, 53.3% of the outstanding Options were fully vested. The total intrinsic value of Options exercised during the year ended June 30, 2026 was $1,654, and as of June 30, 2026, there was $1,540 of unrecognized compensation costs related to unvested share-based compensation arrangements granted. The Company recognized share-based compensation expense of $4,441 and $789 for the years ended June 30, 2026 and 2025, respectively.

The following table summarizes the weighted average information and assumptions used to determine Option costs:

	For the year ended June 30,
	2026	2025
Fair value per option granted during the period	$2.84	$0.84
Risk-free interest rate	3.84%	4.44%
Expected dividend yield	0%	0%
Expected stock price volatility (historical basis)	76.8%	67.3%
Expected option life in years	4.6	5.0

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

c)
Warrants

Warrant transactions are summarized as follows. Weighted average exercise prices related to Canadian dollar denominated Warrants were converted to U.S. dollars using end of period foreign currency exchange rates.

	Warrants	Weighted Average Exercise Price
Balance, June 30, 2024	18,563,561	$10.53
Granted	13,553,714	2.05
Exercised	(828,235)	1.78
Expired	(1,303,118)	7.72
Balance, June 30, 2025	29,985,922	$7.06
Granted	11,280,260	0.0001
Exercised	(22,308,402)	0.98
Expired	(250,000)	4.60
Balance, June 30, 2026	18,707,780	$9.94

At June 30, 2026, the Company has outstanding exercisable Warrants, as follows:

Number		Exercise Price	Expiry Date
279,000		1.75	November 5, 2026
1,487,111		1.75	November 13, 2026
15,666,526	(1)	11.50	March 17, 2028
296,742		2.31	September 17, 2028
217,295		2.07	November 5, 2029
761,106		2.07	November 13, 2029
18,707,780

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

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

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

As provided for in the NioCorp Assumed Warrant Agreement, through June 30, 2026, a total of 3,447,246 2023 Private Warrants were exchanged for 2023 Public Warrants. The Company recorded a non-cash loss of $1,217 and $26 for the years ending June 30, 2026 and 2025, respectively, in change in fair value of warrant liabilities in the consolidated statement of operations, representing the change in fair value of the 2023 Private Warrants through the respective exercise dates.

The Company classifies the 2023 Private Warrants as Level 2 instruments under the fair value hierarchy and estimated the fair value using a Black Scholes model with the following assumptions:

Key Valuation Input	June 30, 2026	June 30, 2025
Stock price on valuation date	$4.82	$2.33
Strike price	$11.50	$11.50
Implied volatility of the 2023 Public Warrants	99.0%	90.0%
Risk free rate	4.14%	3.70%
Dividend yield	0%	0%
Expected Warrant life in years	1.7	2.7

The change in the 2023 Private Warrants liability is presented below:

Amount
Valuation at June 30, 2024	$1,353
Exchange of 2023 Private Warrants for 2023 Public Warrants	(482)
Change in valuation	1,661
Valuation at June 30, 2025	$2,532
Exchange of 2023 Private Warrants for 2023 Public Warrants	(2,501)
Change in valuation	3,364
Valuation at June 30, 2026	$3,395

Contingent Consent Warrants

As consideration for entering into the previously publicly disclosed Waiver and Consent Agreement, dated September 25, 2022 (the “Lind Consent”), between the Company and Lind Global Asset Management III, LLC (“Lind III”), Lind III received, amongst other things, the right to receive additional Warrants (the “Contingent

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

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

Key Valuation Input	September 17, 2024
Closing Common Share price	$1.74
Term (years)	4.0
Historic equity volatility	67.14%
Risk-free rate	3.44%

The change in the fair value of the Contingent Consent Warrants liability is presented below:

Amount
Valuation at June 30, 2024	$2,365
Fair value of Warrants issued	(2,262)
Gain on issuance of Warrants	(103)
Ending balance	$—

The Company recognized a gain of $103 on the issuance of the Contingent Consent Warrants. This gain was recorded as a part of other non-operating expense (income) in the consolidated statements of operations and comprehensive loss.

April 2024 Warrants

As previously disclosed, on April 12, 2024, the Company issued and sold to Yorkville and Lind Global Fund II LP (together with Yorkville, the “April 2024 Purchasers”) $8,000 aggregate principal amount of unsecured notes (the “April 2024 Notes”), pursuant to a securities purchase agreement, dated April 11, 2024, between the Company and each of the April 2024 Purchasers. The Company also issued to the April 2024 Purchasers, in proportion to the aggregate principal amount of April 2024 Notes issued to each April 2024 Purchaser, Warrants (the “April 2024 Warrants”) to purchase up to 615,385 Common Shares, which are equal to 25% of the aggregate principal amount of April 2024 Notes issued to the April 2024 Purchasers divided by the exercise price of $3.25, subject to any adjustment to give effect to any stock dividend, stock split or recapitalization. The Company accounted for the April 2024 Warrants in accordance with ASC Topic 815, Derivatives and Hedging, and determined that at issuance, the April 2024 Warrants should be classified as a warrant liability. During the three-month period ended September 30, 2025, all of the outstanding April 2024 Warrants were exercised.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

The change in the April 2024 Warrant liability is presented below:

Amount
Fair value as of June 30, 2024	$298
Change in fair value	191
Fair value as of June 30, 2025	489
Fair value of Warrants exercised	(1,807)
Change in fair value	1,318
Fair value as of June 30, 2026	$—

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

On April 6, 2026, following approval by the Company's shareholders at the Company's annual general meeting, the Company and the Rights Agent entered into an Amended and Restated Shareholder Rights Plan Agreement (the "Amended Rights Plan Agreement"), which amended and restated the Original Rights Plan Agreement in its entirety. Under the Amended Rights Plan Agreement, the Rights Plan expires at 5:00 p.m. (Toronto time) on the date of the Company's annual general meeting of shareholders to be held in 2027, or earlier upon the redemption of the Rights or, provided that a triggering event has not occurred, at such earlier date or time as the Board of Directors may determine in its sole discretion.

Neither the adoption of the Original Rights Plan Agreement nor the subsequent entry into the Amended Rights Plan Agreement had an impact on the Company's consolidated financial statements for the year ended June 30, 2026.

10.
RELATED PARTY TRANSACTIONS AND BALANCES

On September 11, 2024, the Company and Mark Smith, Chief Executive Officer, President, Executive Chairman, and Director of NioCorp, entered into a loan agreement (the “Smith Loan Agreement”), which provided for a $2,000 non-revolving, multi-draw credit facility (the “Smith Loan”). The Smith Loan had an interest rate of 10% per annum, calculated monthly in arrears, through the date of repayment of the Smith Loan. The Company could pre-pay the Smith Loan at any time without notice and without penalty, but any amount of principal or interest repaid by the Company prior to the earlier of the date of expiration of the Smith Loan Agreement, on June 30, 2025, and the occurrence of an event of default under the Smith Loan Agreement was subject to an early payment fee of 2.5% of the value of any such payment. The Smith Loan was secured by all of the Company’s assets pursuant to a general security agreement between the Company and Mr. Smith dated September 11, 2024.

Through October 30, 2024, the Company borrowed a total of $504 under the Smith Loan and subsequently the Company repaid $508, representing the balance of interest and principal outstanding under the Smith Loan, together with $41 related to loan origination fees payable. The Smith Loan expired on June 30, 2025.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

11.
EXPLORATION EXPENDITURES

	For the year ended June 30,
	2026	2025
Feasibility study and engineering	$10,354	$1,112
Field management and other	2,765	900
Drilling	2,527	1,456
Metallurgical	1,355	214
Geologists and field staff	1,038	453
Subtotal	18,039	4,135
Less: reimbursements recognized	(1,963)	—
Total	$16,076	$4,135

On August 4, 2025, ECRC entered into a Project Sub-Agreement (the “DoW Agreement”) with Advanced Technology International, an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the U.S. Department of War (“DoW”). The DoW Agreement commenced upon full execution and has an initial term through December 30, 2028, with an option to extend the term for an additional five-year period through December 30, 2033. Subject to the terms and conditions of the DoW Agreement, ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoW upon the achievement of certain project milestones. These milestones include, among other matters, the completion of new drilling operations at the Elk Creek Project to support the conversion of a portion of the current indicated mineral resources into measured mineral resources and the subsequent conversion of a portion of the current probable mineral reserves into proven mineral reserves, the production of samples of scandium metal and aluminum-scandium master alloys, and the completion of a new feasibility study for the Elk Creek Project. Reductions to exploration expenditures for reimbursement under the DoW Agreement will be recognized based on management’s assessment regarding the achievement of milestones set forth in the DoW Agreement. Since inception of the DoW Agreement, the Company recognized a total of $1,963 as a reduction to exploration expenditures. As of June 30, 2026, the Company’s deferred reimbursements balance is $6,177.

12.
LEASES

The Company has one immaterial operating lease for office space. In October 2025 the lease was amended and in May 2026 the Company exercised an option to shorten the lease term to January 31, 2027. These lease remeasurements were made in accordance with ASC 842.

The Company incurred lease costs as follows:

	For the year ended June 30,
	2026	2025
Fixed rent expense	$184	$94
Variable rent expense	15	13
Short term lease cost	11	10
Sublease income	(59)	(41)
Net lease cost – other operating expense	$151	$76

The maturity of lease liabilities is as follows at June 30, 2026:

Fiscal Year Lease Maturities
2027	$96
Less amount of payments representing interest	(2)
Lease liability	$94

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

13.
INCOME TAXES

Domestic and foreign components of loss before income taxes for the years ended June 30, 2026 and 2025 are as follows:

	For the year ended June 30,
	2026	2025
Canada	$(29,649)	$(13,089)
United States	(21,053)	(4,818)
United Kingdom	(79)	(75)
Total	$(50,781)	$(17,982)

The following table is a reconciliation of income taxes at statutory rates:

	For the year ended June 30,
	2026		2025
	$	%	$	%
Income tax benefit at Canadian federal statutory rate	$(7,617)	15.00%	$(2,697)	15.00%
Provincial income tax	(3,558)	7.01%	$(1,571)	8.74%
Non-taxable/non-deductible items:
Stock issuance costs in equity	(8,119)	15.99%	$(1,143)	6.36%
Warrant liabilities	3,519	(6.93)%	$1,105	(6.15)%
Earnout share liability	2,314	(4.56)%	$557	(3.10)%
Share based payments	822	(1.62)%	$194	(1.08)%
Other	208	(0.41)%	$5	(0.03)%
Change in valuation allowance	9,249	(18.21)%	2,804	(15.59)%
Other	12	(0.02)%	13	(0.07)%
Foreign Tax Effects
United States:
Foreign rate differences	(2,105)	4.15%	(482)	2.68%
Change in valuation allowance	4,908	(9.67)%	1,159	(6.45)%
Other	355	(0.71)%	45	(0.25)%
Other foreign jurisdictions	12	(0.02)%	11	(0.06)%
Total	$—	0.00%	$—	0.00%

The provincial income tax rate reflects the statutory general corporate income tax rate of 12% applicable in the Province of British Columbia. Income tax benefit was $0 in each of the Canadian federal, Canadian provincial, U.S., and U.K. jurisdictions for the years ended June 30, 2026 and 2025. In addition, during the years ended June 30, 2026 and 2025, the Company did not pay any income taxes, net of refunds received, in Canada, the United States, or the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred taxes are as follows:

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

	As of June 30,
	2026	2025
Deferred tax assets
Mineral interests	$13,562	$10,438
Net operating losses available for future periods	20,424	16,125
Startup and organizational costs	1,697	1,842
Research and development costs	2,120	1,295
Share issuance/financing costs	7,420	1,357
Canadian restricted interest and financing carryforward	605	605
Capital losses available for future periods	457	456
Other	50	41
Total deferred tax assets	46,335	32,159
Valuation allowance	(46,335)	(32,159)
Net deferred tax assets	$—	$—

Changes in the valuation allowance are as follows:

	For the year ended June 30,
	2026	2025
Valuation allowance, beginning of year	$(32,159)	$(28,181)
Current year additions	(14,176)	(3,978)
Valuation allowance, end of year	$(46,335)	$(32,159)

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $46,335 at June 30, 2026, relates mainly to net operating loss carryforwards in Canada and mineral interests due to deferred exploration expenditures in the United States, where the utilization of such attributes is not more likely than not.

The Company has the following cumulative net operating losses for Canadian and U.S. Federal income tax purposes. Canadian tax loss carryforwards will generally expire between 2028 and 2045. U.S. tax losses incurred through June 30, 2018, totaled $981 and will generally expire between 2031 and 2038. As a result of the Tax Cuts and Jobs Act of 2017, U.S. tax losses incurred for our tax years ending on and after June 30, 2019, totaling $10,027, have no expiration.

	As of June 30,
Jurisdiction	2026	2025
Canada	$64,990	$53,194
United States	11,008	6,627
United Kingdom	208	112
Total	$76,206	$59,933

In addition, the Company has a Canadian capital loss carryforward of $3,388 as of June 30, 2026, which has no expiration date and can be used to offset future capital gains, and U.S. state net operating loss carryforwards of $13,124 as of June 30, 2026 which generally expire between 2031 and 2046.

At June 30, 2026 and 2025, we had no undistributed earnings of foreign subsidiaries that would be subject to income tax upon distribution to Canada from a foreign subsidiary. As such, as of June 30, 2026 and 2025, we did not provide for deferred taxes on any such earnings of our foreign subsidiaries.

The Company had no unrecognized tax benefits as of June 30, 2026 or 2025. The Company has not recognized any interest or penalties in the fiscal years presented in these consolidated financial statements. The Company is subject to income tax in the U.S. federal jurisdiction, the United Kingdom, and Canada. Certain years remain subject to examination by the applicable tax authorities.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, modifications to deductions for interest expense, and accelerated depreciation on certain asset additions. The OBBBA was enacted during the year ended June 30, 2026. Given the Company's full valuation allowance against its net deferred tax assets, the enactment of the OBBBA did not have a material impact on the Company's income tax provision or effective tax rate for the year ended June 30, 2026.

14.
FAIR VALUE MEASUREMENTS

The Company measures the fair value of financial assets and liabilities in accordance with ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value and a three-tier hierarchy that prioritizes the inputs used in valuation techniques. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1, including quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active. Level 3 inputs are unobservable and reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability.

Cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued liabilities are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following tables present information about the assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and 2025.

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$415,004	$415,004	$—	$—
Restricted cash	2,102	2,102	—	—
Total	$417,106	$417,106	$—	$—
Liabilities:
Earnout Shares liability	$14,451	$—	$—	$14,451
Warrant liabilities	10,746	—	10,746	—
Total	$25,197	$—	$10,746	$14,451

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,554	$25,554	$—	$—
Investment in equity securities	3	3	—	—
Total	$25,557	$25,557	$—	$—
Liabilities:
Earnout Shares liability	$5,880	$—	$—	$5,880
Warrant liabilities	6,852	—	6,852	—
Total	$12,732	$—	$6,852	$5,880

15.
SEGMENT INFORMATION

The Company has one reportable segment: the United States. The United States segment conducts exploration, development, and care and maintenance activities at the Elk Creek Project. This segment holds substantially all of the Company’s non-current assets and does not presently report any revenues from operations. Through this segment, the Company seeks to position the Elk Creek Project as a development opportunity in the strategic minerals sector. The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer.

NioCorp Developments Ltd.

Notes to the Consolidated Financial Statements

June 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated)

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the single operating segment and decides how to better allocate resources based on total operating expenses, net loss, changes in cash and cash equivalents, and cash and cash-equivalent balances that are reported on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. The Company's objective in making resource allocation decisions is to optimize the Company’s ability to develop and operate the Elk Creek Project. In addition, the CODM reviews the segment’s assets based on total assets reported on the consolidated balance sheet, and the accounting policies of our single operating segment are the same as those described in the Summary of Significant Accounting Policies herein. For additional reportable single operating segment level financial information, see the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, the CEO and the CFO have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness in our internal control over financial reporting, our CEO and CFO have concluded that the audited consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The effectiveness of our or any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance that the objectives of the system will be met and is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating controls and procedures and the assumptions used in identifying the likelihood of future events.

Management’s Report on Internal Control over Financial Reporting

The management of NioCorp Developments Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, the CEO and the CFO have concluded that, as of June 30, 2026, our internal control over financial reporting was not effective due to the material weakness in internal control over financial reporting described below. For a discussion of the previously reported material weaknesses that management has concluded were remediated during fiscal year 2026, see “Remediation of Previously Reported Material Weaknesses” below.

Remaining Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that, of the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, one material weakness continued to exist as of June 30, 2026. That material weakness relates to a deficiency in the principles associated with the control activities component of internal control, based on the criteria established by the COSO Framework:

•
Control Activities: Management did not maintain effective controls over the design and implementation of process-level control activities related to vendor banking information.

The remaining material weakness described above could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected. The remaining material weakness did not result in any misstatement of the Company’s consolidated financial statements.

Remediation of Previously Reported Material Weaknesses

During fiscal year 2026, management, with oversight from the Audit Committee, completed and tested a series of remediation actions directed at the material weaknesses previously reported in the control environment, risk assessment, control activities and monitoring activities components of internal control. The actions completed include the following:

•
Control environment - We added two positions to the accounting and financial reporting function, including a VP of Accounting and Senior Accountant. We also engaged outside accounting and internal control consultants with relevant expertise to supplement internal resources.
•
Risk assessment - We designed and implemented a formal financial reporting risk assessment process requiring periodic review and updating of current risks, internal controls and financial reporting risks, including risks arising from changes in the Company’s business practices and from complex or non-routine transactions. The results of the risk assessment are reviewed with management and communicated to the Audit Committee quarterly.
•
Control activities - We designed and implemented controls over the monitoring and assessment of the work of third-party specialists, including a documented evaluation of the specialist’s scope of work, competence and objectivity, the completeness and accuracy of the data provided to the specialist, and the appropriateness of the resulting accounting conclusions, and over the evaluation of inputs and assumptions used to estimate the fair value of instruments and features associated with complex debt and equity transactions, including independent review and approval of key assumptions prior to recording.
•
Monitoring activities - We designed and implemented a monitoring program under which management performs ongoing and separate evaluations to ascertain whether the components of internal control are present and functioning, retains contemporaneous evidence of the performance of key controls, and evaluates and communicates internal control deficiencies, together with an assessment of their severity, in a timely manner to those parties responsible for taking corrective action, including senior management and the Audit Committee.

Management tested the design and operating effectiveness of the remediated controls during the year ended June 30, 2026, using sample sizes commensurate with the frequency of each control. Based on that testing, management determined that the remediated controls were appropriately designed and implemented and operated effectively for a sufficient period of time. Accordingly, management concluded that the material weaknesses in the control environment, risk assessment and monitoring activities components of internal control, and the material weaknesses in the control activities component relating to (i) monitoring and assessing the work of third-party specialists, including the evaluation of the appropriateness of accounting conclusions, and (ii) the evaluation of certain inputs and assumptions used to estimate the fair value of instruments and features associated with complex debt and equity transactions, were remediated as of June 30, 2026.

Remediation Plan

To address the remaining material weakness existing as of June 30, 2026 described above, we are continuing to implement a remediation plan. These actions include the following:

•
We have designed and implemented process-level controls over the initiation, verification, approval and recording of changes to vendor banking information, including independent verification of each change request through a call-back or comparable out-of-band confirmation to a previously validated contact, segregation of duties between the requestor and the approver of changes to vendor data, and periodic management review of a system-generated report of all changes to vendor master data.

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weakness or modify the remediation actions described above.

While we continue to devote significant time and attention to these remediation efforts, the remaining material weakness will not be considered remediated until the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. Management currently expects to complete these actions during fiscal year 2027.

Changes in Internal Control over Financial Reporting

Other than the remediation of previously disclosed material weaknesses as discussed above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of September 25, 2026, the names and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years.

Name	Age	Position	Date of Appointment
Mark A. Smith	67	Chief Executive Officer, President, Executive Chairman, and Director	Chief Executive Officer and Director: September 23, 2013 President and Executive Chairman: May 31, 2015
Neal Shah	52	Chief Financial Officer and Corporate Secretary	Chief Financial Officer: July 1, 2016 Corporate Secretary: December 3, 2021
Scott Honan	55	Chief Operating Officer	May 6, 2014
Jim Sims	65	Chief Communications Officer	November 2, 2015
Ernest Cleave	56	Senior Vice President of Business Development	August 15, 2025
Anthony W. Fulton	53	Director	August 9, 2025
Nilsa Guerrero-Mahon	65	Director	September 28, 2017
Dean C. Kehler	69	Director	March 17, 2023
Michael G. Maselli	66	Director	March 17, 2023
Peter Oliver	63	Director	May 25, 2022

The following sets forth a brief description of the business experience of each executive officer and director of the Company, including current directorships and directorships held in, at least, the past five years for each director:

Mark A. Smith – Chief Executive Officer, President, Executive Chairman, and Director

Mr. Smith has over 44 years of experience in operating, developing, and financing mining and strategic materials projects in the Americas and abroad. In September 2013, he was appointed CEO and a Director of NioCorp. From April 2015 to September 2019, Mr. Smith served as the President and Director for Largo Resources Ltd. (“Largo”), a mineral company with an operating property in Brazil and projects in Brazil and Canada. In addition, from April 2015 to October 2018, Mr. Smith also served as the CEO of Largo. Mr. Smith has also served on the board of directors of IBC Advanced Alloys Corp., a leading copper advanced alloys company (“IBC”), since May 2016 and as CEO of IBC since July 2020. From October 2008 through December 2012, Mr. Smith served as President, CEO and Director of Molycorp, where he was instrumentally involved in taking it from a private company to a publicly traded company with a producing mine. From November 2011 through May 2015, he served on the board of directors at Avanti Mining, a mining company (TSX-V: AVT; Avanti Mining changed its name to AlloyCorp in early 2015). From December 2012 through September 2013, he served as the Managing Director of KMSmith LLC, a business strategy and finance advisory firm, where he served as a consultant.

Prior to Molycorp, Mr. Smith held numerous engineering, environmental, and legal positions within Unocal Corporation, a former petroleum explorer and marketer (“Unocal”), and later served as the President and CEO of Chevron Mining Inc., a coal and metal mining company and wholly owned subsidiary of Chevron Corporation (“Chevron Mining”). Mr. Smith also served for over seven years as the shareholder representative of Companhia Brasileira Metalúrgica e Mineração, a private company that currently produces approximately 85% of the world supply of niobium. During his tenure with Chevron Mining, Mr. Smith was responsible for Chevron Mining’s three coal mines, one molybdenum mine, a petroleum coke calcining operation and Molycorp’s Mountain Pass mine. At Unocal, he served as the Vice-President from June 2000 to April 2006, and managed the real estate, remediation, mining and carbon divisions. Mr. Smith is a Registered Professional Engineer and serves as an active member of the State Bars of California and Colorado. He received his Bachelor of Science degree in Agricultural Engineering from Colorado State University in 1981 and his Juris Doctor, cum laude, from Western State University, College of Law, in 1990.

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

Jim Sims – Chief Communications Officer

Mr. Sims has more than 33 years of experience in devising and executing marketing, media relations, public affairs, and investor relations operations for companies in the mining, chemical, manufacturing, utility, and renewable energy sectors. He joined NioCorp in November 2015 as Vice President, External Affairs, and now serves in a different role for the Company as its Chief Communications Officer, effective June 7, 2022. Prior to NioCorp, Mr. Sims served for more than five years as Director (and then Vice President) of Corporate Communications for Molycorp from March 2010 through November 2015. Since May 2016, Mr. Sims has also served as Director of Investor and Public Relations for IBC. Mr. Sims was President and CEO of Policy Communications, Inc. from 1998 until 2010 and served as White House Director of Communications for the Energy Policy Development Group. A former U.S. Senate Chief of Staff, he is the co-founder and former Executive Director of the Geothermal Energy Association, and he has served as Board Chairman of the Rare Earth Technology Alliance. He is an honors graduate of Georgetown University.

Ernest Cleave – Senior Vice President of Business Development

Mr. Cleave joined NioCorp in August 2025 as Senior Vice President of Business Development. Mr. Cleave has more than 21 years of experience in the mining, mineral processing, and energy industries. Prior to his work at NioCorp, Mr. Cleave served as the President and CEO of Tinova Resources Corp., a critical minerals exploration company, from June 2024 to August 2025. From September 2013 to June 2024, Mr. Cleave served as the Chief Financial Officer of Largo Inc., a supplier of vanadium and ilmenite products. Additionally, Mr. Cleave served as the Interim President of Largo Clean Energy Corp. (a subsidiary of Largo Inc.) from November 2022 to June 2023. Mr. Cleave’s career has also spanned leadership positions in several other mining and energy companies, including as Chief Financial Officer of Cline Mining, Chief Financial Officer of Petrolympic, Global Lead of Sarbanes-Oxley Compliance at Glencore (previously Falconbridge), and Treasurer and Director of Financial Planning and Analysis at Goldcorp. Mr. Cleave is a Chartered Accountant (AUS & NZL) and is a registered CPA in both Canada and Australia. Mr. Cleave earned his M.B.A. from Deakin University of Victoria, Australia and has undergraduate degrees in computational science and commerce, respectively.

Anthony W. Fulton – Director

A former Nebraska State Senator and successful business entrepreneur, Mr. Fulton previously served on the Board from 2013 until 2016, when he left to serve as Nebraska Tax Commissioner and Director of the Nebraska Department of Revenue, a 400-employee, $9 billion enterprise from January 2016 to December 2022. A mechanical engineer by training, Mr. Fulton has been the President of the Nevada-based Hallmark Homecare, LLC, an independent domestic caregiver referral agency since May 2023 and is the Founder and Owner of Guardian Angels Homecare, Inc. of Lincoln, Nebraska, an in-home senior care company, where he has served as the President and CEO since March 2003. In addition to his work in the senior care industry, Mr. Fulton serves as the Chairman of the Diocesan Finance Council for the Catholic Diocese of Lincoln (Southern Nebraska) and is the recipient of numerous awards throughout his professional career. He received his B.S. in Mechanical Engineering from the University of Nebraska-Lincoln, with studies in Philosophy at Newman University in Wichita, Kansas and Theology at Mount Saint Mary’s University in Emmitsburg, Maryland.

Nilsa Guerrero-Mahon – Director

A former CFO and Controller for global corporations in the technology, energy, and government sectors, Ms. Guerrero-Mahon provides consulting services to domestic and international corporations as the principal at NGM Business Consulting, LLC, a business consulting service, since 2008. In addition, Ms. Guerrero-Mahon was appointed to the board of directors of FinGoal, Inc. in April 2022, a finance technology company building artificial intelligence tools for the financial services industry and other financial technology developers. She also serves as the Chair of the Finance and Audit Committee for the Financial Data Exchange (“FDX”). FDX unifies the financial industry around a common standard for secure and convenient access of permissioned consumer and business financial data. From 2014 to 2019, she served as the Vice Chair of the Board and Chaired the Strategy Committee for the Mountains & North Denver Operating Group, the largest division in the Common Spirit Health System (formerly Centura Health). From 2009 to 2025, Ms. Guerrero-Mahon served as a gubernatorial appointed Board Member of the State of Colorado Securities Commission and the Financial Services Commission. Among other prior positions, from 2004 to 2007, she was the Global Services Controller at Microsoft Corporation, overseeing internal controls, compliance and corporate finance activities.

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

Mr. Oliver guided Talison through its acquisition in 2013 by Tianqi Lithium Corporation (“Tianqi”). He then served as a corporate adviser to Tianqi, focusing on M&A opportunities and global expansion, including advising on the sale of 49% of Talison to Albemarle Corp. and the acquisition of 24% of Sociedad Quimica y Minera de Chile S.A., as well as significant expansions of Talison’s Greenbushes lithium concentrate production.

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

Dean C. Kehler – Director

Mr. Kehler co-founded Trimaran Fund Management, L.L.C. ("Trimaran Fund") in 1998, where he is a Managing Partner. Mr. Kehler was also the Co-Chairman and Chief Executive Officer of GX Acquisition Corp. II, a position he held from August 2018 to March 2023. From 1995 to 2000, Mr. Kehler held senior positions at Canadian Imperial Bank of Commerce ("CIBC"), including Vice Chairman of CIBC World Markets Corp. Mr. Kehler currently serves on the Board of Directors of BCP Investment Corporation (formerly Portman Ridge Finance Corporation). Within the last five years, he has served as a director of Celularity Inc. and El Pollo Loco Holdings, Inc. He holds a bachelor's degree from the Wharton School of the University of Pennsylvania.

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

Audit Committee and Audit Committee Financial Experts

Our Audit Committee is currently comprised of Nilsa Guerrero-Mahon, as Chair, Dean Kehler, and Michael Maselli, all of whom are independent directors. Our Board has determined that each of the three members are audit committee financial experts, as defined by the rules of the SEC. Further, all Audit Committee members are financially literate as defined in NI 52-110. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the SEC.

Based upon the review of the copies of Section 16(a) forms received by the Company, and upon written representations from reporting persons concerning the necessity of filing a Form 5 Annual Statement of Changes in Beneficial Ownership, the Company believes that, during fiscal 2026, all required reports were filed on a timely basis, other than the filing of a Form 3 and a Form 4 for each of Mr. Fulton and Mr. Cleave, which were filed late because of delays in processing of Form IDs due to new EDGAR Next requirements. The Form 4s each reported a single transaction on August 18, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Unless otherwise indicated, all compensation amounts in this Item 11 are presented in whole dollars.

The following table sets out the compensation for the fiscal years ended June 30, 2026 and 2025 for the individual who served as the Company’s CEO during fiscal year 2026, as well as the Company’s two other most highly compensated executive officers other than the CEO who were serving at the end of the last fiscal year (collectively, the “named executive officers” or "NEOs"):

Fiscal 2026 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Mark A. Smith, Chief Executive Officer, President, Executive Chairman, and Director (4)	2026	$355,625	$712,784	$1,027,500	$—	$2,095,909
	2025	325,000	—	126,000	—	451,000
Scott Honan, Chief Operating Officer	2026	297,500	453,197	685,000	6,000	1,441,697
	2025	280,000	—	84,000	—	364,000
Neal Shah, Chief Financial Officer and Corporate Secretary	2026	271,875	420,621	685,000	5,500	1,382,996
	2025	250,000	—	84,000	—	334,000

(1)
The amounts in this column for fiscal 2026 include the payouts to the named executive officers under the 2026 AIP (defined below) and special recognition bonus amounts approved by the Board in August 2025, each as discussed below.
(2)
Reflects the grant date fair value of the Options granted during the reported fiscal years. Fiscal year 2026 grants consisted of 375,000 Options for Mr. Smith and 250,000 Options for each of Messrs. Honan and Shah, in each case at an exercise price of $4.35 per share. Grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718. Assumptions used in the calculation of these amounts are described in Note 9b in the Company’s consolidated financial statements included in this Annual Report on Form 10-K. These Options were vested 34% on the grant date (August 18, 2025) and an additional 33% of the Options will vest on each of the first two anniversaries of the grant date. These Options generally remain exercisable until the fifth anniversary of the grant date.
(3)
The fiscal year 2026 row includes the Company’s matching contributions made under the Company’s 401(k) Retirement Savings Plan, which are provided to eligible participants in accordance with the terms of the plan.
(4)
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

In fiscal 2026, the Compensation Committee engaged Semler Brossy Consulting Group, LLC (“Semler Brossy”) as its independent compensation consultant. Semler Brossy was retained to assist the Compensation Committee in developing an executive compensation peer group and market compensation comparisons and in designing a Company-wide annual incentive program. Semler Brossy reports directly to the Compensation Committee, which has the sole authority to retain, terminate and approve the fees of its compensation consultant. Semler Brossy provided no services to the Company during fiscal 2026 other than those provided at the direction of the Compensation Committee. The Compensation Committee has assessed the independence of Semler Brossy as required under Nasdaq listing rules. Based on this review, the Compensation Committee has determined that Semler Brossy's work has not raised any conflict of interest.

The Compensation Committee has reviewed the Company’s compensation policies and practices and does not believe that they create any risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Program Design

The Board, in conjunction with the Compensation Committee, determines compensation and rewards to senior management on the basis of individual and corporate performance, both in the short term and the long term, while at the same time being mindful of the responsibility that the Company has to its shareholders. The Compensation Committee believes that the Company’s compensation program should remain straightforward in design, consistent with the Company’s current stage of development, and that it should balance reasonable current compensation against longer-term compensation tied to the performance of the Company as a whole. As described under “Changes for Fiscal 2027” below, the Compensation Committee took a number of steps during fiscal 2026 to formalize the program while preserving that design philosophy.

Fiscal Year 2026 Actions

Historically, the Compensation Committee had not established a formal set of benchmarks or performance criteria to be met by the Company’s named executive officers; rather, the members of the Compensation Committee used their own subjective assessments of the level of success of the Company to determine, collectively, whether or not the named executive officers had successfully achieved the Company’s business plan and strategy and the degree to which they performed in that regard. The Compensation Committee also had not established any pre-determined formula for determining named executive officer compensation, either as to the amount thereof or the specific mix of compensation elements. Instead, compensation (and adjustments from time to time) was set through discussions and subjective assessments at the Compensation Committee level.

Compensation decisions for fiscal 2026 outlined below generally reflect this historical approach; that said, the Compensation Committee took steps in fiscal 2026 to adopt a more formal market analysis and pay determination process. Beginning in fiscal 2027, the Compensation Committee intends to consider its own subjective assessments of Company and individual performance alongside a formal set of market assessments and pre-set performance objectives – see “Changes for Fiscal 2027” below for additional detail.

Salaries

The Compensation Committee sets base salaries (or, for Mr. Smith, base consulting fees) for the Company’s named executive officers generally at a level it deems appropriate to attract and retain capable individuals while taking into account the total compensation provided to each individual. Each year, the Compensation Committee determines if adjustments are appropriate based upon executive performance, role scope, and market context. No changes were made to any executive’s annualized salary for fiscal 2025 compared to fiscal 2024. For fiscal 2026, the Compensation Committee determined to make a number of adjustments in consideration of Company and individual performance, as well as competitive market dynamics:

Executive	Fiscal Year 2025 Salary Rate	Fiscal Year 2026 Salary Rate	% Increase	Fiscal Year 2026 Actual Salary
Mark A. Smith Chief Executive Officer, President, Executive Chairman, and Director	$325,000	$360,000	10.8	$355,625
Scott Honan Chief Operating Officer	280,000	300,000	7.1	297,500
Neal Shah Chief Financial Officer and Corporate Secretary	250,000	275,000	10.0	271,875

Amounts shown as salary rates represent annualized base salary rates and not amounts actually earned. The fiscal 2026 increases were effective August 15, 2025, and the amounts actually earned during fiscal 2026 are reported in the Summary Compensation Table. Amounts shown for Mr. Smith represent base consulting fees payable under his consulting arrangement rather than base salary.

Annual Incentive Plan

In fiscal 2026, the Compensation Committee designed and adopted the Company’s annual incentive plan (“AIP”), which is intended to operate as a Company-wide, performance-based, annual cash incentive award program in which substantially all of the Company’s and its subsidiaries’ regular full-time employees participate, including each of the Company’s named executive officers. Annual AIP award opportunities are established generally by employee role considerations, so that annual

AIP award opportunities are generally based on the scope of an employee’s role on a consistent, Company-wide basis rather than negotiated individually. The Company adopted the AIP to help attract, motivate, and retain employees at all levels and to align the interests of its workforce, including senior management, with the long-term interests of the Company’s shareholders.

In general, under the AIP, each participant has a target annual incentive award opportunity expressed as a percentage of base salary, with award payouts generally ranging from 0% to 200% of target based on performance against pre-established measures. The AIP was adopted during late fiscal 2026 and was applied to fiscal 2026 on a transitional basis. Beginning in fiscal 2027, the AIP operates on a full fiscal-year basis, with performance measures and individual objectives established at or near the beginning of each fiscal year — see “Changes for Fiscal 2027” below for additional detail. For fiscal 2026, performance for all eligible employees was weighted: 45% on the achievement of pre-established, Board-approved corporate milestones tied to project development, financing, and execution readiness; 10% on safety performance, measured by reference to the presence or absence of lost-time incidents and OSHA-reportable incidents; and 45% on individual performance. Because the AIP was adopted during late fiscal 2026, individual performance for fiscal 2026 was assessed on a qualitative basis rather than against pre-established individual objectives. Beginning in fiscal 2027, individual objectives will be established at or near the beginning of each performance period.

The Board evaluates the performance of the Chief Executive Officer, and the Chief Executive Officer evaluates the performance of the other named executive officers. Annual incentive awards under the AIP, if any, are generally payable in cash following the end of the applicable fiscal year, subject to the participant’s continued service through the payment date and the other terms of the AIP.

For fiscal 2026, target award opportunities were applied to each named executive officer’s eligible earnings for the fiscal year rather than to his annualized base salary rate. The Compensation Committee determined that the following amounts were payable under the AIP to the named executive officers:

Executive	Eligible Earnings	Target (% of Eligible Earnings)	Target Award	Achievement (% of Target)	Payout
Mark A. Smith Chief Executive Officer, President, Executive Chairman, and Director	$355,625	100%	$355,625	169.5	$602,784
Scott Honan Chief Operating Officer	$297,500	75%	$223,125	169.5	$378,197
Neal Shah Chief Financial Officer and Corporate Secretary	$271,875	75%	$203,906	169.5	$345,621

The Compensation Committee determined the achievement levels above based on the following performance assessment:

Corporate Milestones (45% weighting, 161.1% achievement percentage)

•
Advancement of the drilling program in support of future mineral reserve estimation
•
Substantial progress toward completion of the feasibility study, notwithstanding laboratory processing bottlenecks
•
Advancement of land parcel acquisition for surface and/or mineral rights
•
Capital raises substantially above expectations, positioning the Company advantageously for its broader project financing objectives

Safety Performance (10% of final payout is fully achieved)

•
No lost-time incidents and no OSHA-reportable incidents were recorded in fiscal 2026, measured on a quarterly basis. A strong safety culture was maintained throughout site drilling operations and the transition to construction of the project portal.
•
The Compensation Committee structured the safety measure so that safety performance, when fully achieved, would be set at an amount that would represent approximately 10% of the final total annual incentive award payout. Safety is assessed quarterly, and one-quarter of the component is earned for each quarter in which no lost-time or OSHA-reportable incident occurs. All four quarters qualified in fiscal 2026, and the component was therefore earned in full.

Individual Performance (45% weighting, 177.8% achievement percentage)

•
Individual objectives were not pre-established for fiscal 2026 because the AIP was adopted during late fiscal year 2026. The Compensation Committee assessed this component qualitatively and determined that the named executive officers performed effectively as a team in delivering the corporate results described above and in establishing recommendations regarding the AIP framework and related compensation governance enhancements. A consistent achievement level was applied across the named executive officers. At the Board’s direction, specific individual objectives will be established for each named executive officer for fiscal 2027 at the beginning of fiscal 2027.

Aggregate Achievement – Applying the weightings above, the corporate milestone and individual performance components contributed 72.5 and 80.0 percentage points, respectively, and the safety component contributed 17.0 percentage points (so that it would represent approximately 10% of the final payout), resulting in an overall achievement of 169.5% for fiscal 2026.

Bonus Compensation

The Compensation Committee has discretion, where deemed appropriate and financially affordable for the Company, to grant a cash bonus to a named executive officer based on the performance of both the individual named executive officer and the Company. In early fiscal 2026, the Board approved special cash bonuses for each of the named executive officers, in the amount of $110,000 for Mr. Smith, $75,000 for Mr. Honan, and $75,000 for Mr. Shah. These bonuses were approved generally in recognition of the named executive officers’ performance.

Long-Term Incentives

The incentive portion of each named executive officer’s compensation package consists primarily of Options awarded under the 2017 Amended Long-Term Incentive Plan. Share ownership opportunities through the grant of Options are provided to align the interests of senior management of the Company with the longer-term interests of the shareholders of the Company.

The Compensation Committee reviews the overall number of Options held by an individual (including the exercise prices and remaining terms of outstanding Options and whether previously granted Options have expired out of the money or were exercised) and takes such information into consideration when reviewing proposed new grants. After considering the Chief Executive Officer’s recommendations, if any, and the foregoing factors, the resulting proposed Option grant is submitted to the Board for final approval.

During the fiscal year ended June 30, 2026, the Board, upon the recommendation of the Compensation Committee, approved the grant of Options proposed by management, and the named executive officers were granted the following number of Options effective August 18, 2025, each with an exercise price of $4.35 per share: Mr. Smith, 375,000 Options; Mr. Honan, 250,000 Options; and Mr. Shah, 250,000 Options. Options vest in three installments: 34% on the grant date, 33% on the first anniversary of the grant date, and 33% on the second anniversary of the grant date. The Options expire five years after the grant date, subject to earlier expiration upon a cessation of service.

Option grants made in fiscal 2026 were awarded primarily in recognition of overall Company and individual performance as described above and to align executives' interests with the future performance of the Company.

In response to shareholder feedback and the Compensation Committee’s market assessment conducted in fiscal 2026, equity awards granted beginning in fiscal 2027 will be determined (i) based on long-term incentive target grant values set in consideration of both internal Company context and market data from the Company’s compensation peer group, and (ii) in the form of awards that may vest ratably over three years from the date of the grant – see “Changes for Fiscal 2027” below for additional detail.

Changes for Fiscal 2027

With the assistance of Semler Brossy, the Compensation Committee established an executive compensation peer group and conducted a thorough market review of executive pay levels, compensation designs, and governance practices, and adopted a number of program enhancements to better align the Company’s programs with market practice and respond to feedback from our shareholders.

Compensation Peer Group

The Compensation Committee selected the peer group from U.S.- and Canada-listed mining and mineral development companies that are comparable to NioCorp in industry, stage of development, and scale of operations, with an emphasis on companies advancing large-scale critical minerals or precious metals projects that have not yet reached commercial production. Because the Company is pre-revenue and operates with a small corporate workforce, the Compensation Committee focused on factors it believes most directly affect the Company's ability to attract and retain executive talent — as such, the review emphasized project development, employee headcount, and geographic footprint in addition to giving consideration to financial metrics such as revenue. The Compensation Committee uses the peer group as one reference point among several in evaluating the competitiveness of executive pay, and does not target compensation at any specific percentile of the peer group. The peer group includes the following companies:

• American Battery Technology Company	• Dakota Gold Corp.	• Idaho Strategic Resources Inc.
• Centerra Gold Inc.	• enCore Energy Corp	• Perpetua Resources Corp.
• Compass Minerals International, Inc.	• Hycroft Mining Holding Corporation	• United States Antimony Corporation
• Contango Silver & Gold Inc.	• i-80 Gold Corp.	• Ucore Rare Metals Inc.

Annual Incentive Plan

As discussed above, the Company adopted the AIP during fiscal 2026 as a formal cash-based annual incentive plan. Beginning in fiscal 2027, the AIP will operate on a full fiscal-year basis, with performance measures established at the beginning of each fiscal year, in order to strengthen the pay-for-performance character of the Company’s compensation programs and to tie executive compensation outcomes more directly to accomplishments in the interests of shareholders. Key aspects of the program include:

•
Target award opportunities for each named executive officer expressed as a percentage of base salary, with a potential payout range from 0% to 200% of target based on performance;
•
Performance measured against a mixture of financial, strategic, and operational goals determined by the Compensation Committee and established at the beginning of each fiscal year; and
•
Specific individual performance objectives established for each named executive officer at the beginning of each fiscal year.

Long-Term Incentives

For fiscal 2027, the Compensation Committee has established annual long-term incentive target grant values for each named executive officer based on market data. To better align the interests of executives with those of shareholders and support retention, long-term incentive awards for fiscal 2027 are expected to consist of stock options that vest ratably over a two-year period.

Based on shareholder feedback, the Compensation Committee also evaluated the feasibility of introducing performance-based equity for future executive long-term incentive awards. The Compensation Committee ultimately determined not to adopt performance-based equity at this time as (i) the Company’s current stage of development makes it difficult to establish meaningful multi-year performance goals, and (ii) the Company’s equity awards are made in the form of stock options, which deliver value only to the extent the Company’s share price appreciates following the grant date and therefore provide inherent performance alignment. That said, the Compensation Committee intends to periodically revisit and assess the feasibility of adopting performance-based equity in future years.

Stock Ownership Guidelines

The Company adopted formal stock ownership guidelines for its executive officers and independent directors during fiscal 2026, effective June 26, 2026. Under the guidelines, each covered executive officer or director is required to hold shares of the Company’s common stock with a value equal to a multiple of his or her base salary (6.0x for the Chief Executive Officer and 3.0x for the other named executive officers) or annual cash retainer (5.0x for independent directors). Each covered individual has five years from the later of the date the guidelines were adopted and the date on which he or she first becomes subject to the guidelines to satisfy the applicable requirement.

Employment Agreements and Severance Arrangements

Agreement Regarding Mr. Smith

The Company is currently a party to a Consulting Agreement with 76 Resources, LLC (an entity controlled by Mr. Smith) under which (as currently in effect, the “Smith Agreement”) 76 Resources, LLC, through Mr. Smith, performs the duties and responsibilities of the CEO of the Company and related services, for an indefinite term at a base rate of $360,000 per year as of June 30, 2026, generally payable in equal semi-monthly installments of $15,000. Any bonuses and incentive payments are payable at the discretion of the Board. Mr. Smith is eligible to receive Options under the 2017 Amended Long-Term Incentive Plan, as determined by the Board.

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

If the Smith Agreement had been terminated by the Company for any reason other than as set out in the Smith Agreement, if 76 Resources, LLC terminated the Smith Agreement on the occurrence of a Triggering Event, or had a change of control of the Company occurred and within one year, either a Triggering Event occurred and 76 Resources, LLC terminated the Smith Agreement or 76 Resources, LLC’s engagement was terminated by the Company without the occurrence of a Triggering Event for any reason other than as set out in the Smith Agreement, effective as of June 30, 2026, 76 Resources, LLC (as ultimate successor in interest to KMSmith, LLC) would have been entitled to a payment of $415,000.

Agreements Regarding Messrs. Shah and Honan

As previously disclosed, on September 25, 2022, in connection with our entry into the Business Combination Agreement, Messrs. Shah and Honan (the “Covered Officers”) entered into employment agreements with a U.S. affiliate (the “U.S. Affiliate”) of the Company (the “Employment Agreements”). The Employment Agreements became effective as of March 17, 2023, and will continue until either the Covered Officer or the U.S. Affiliate terminates the Covered Officer’s employment for any reason. Pursuant to the Employment Agreements, Mr. Shah continues to serve as CFO of the Company, and Mr. Honan continues to serve as the COO of the Company and serves as President of the U.S. Affiliate.

The Employment Agreement for Mr. Shah provided for an initial annual base salary of $220,000 per year, and Mr. Honan’s Employment Agreement provided for an initial annual base salary of $260,000 per year. The annual base salary rates for the Covered Officers are reviewed at least annually for potential increases. The base salary rates of Messrs. Shah and Honan were increased in fiscal 2023 to $250,000 for Mr. Shah and $280,000 for Mr. Honan. There were no increases in base salary rates for fiscal 2024 or 2025. In fiscal 2026, Mr. Shah's base salary rate increased to $275,000 per year and Mr. Honan's base salary rate increased to $300,000 per year. The Employment Agreements also provide each of the Covered Officers with eligibility to participate in (1) any annual cash bonus plan and/or any long-term incentive compensation plan as may be established by the U.S. Affiliate or its affiliates, and (2) any employee benefit plan, program, or policy of the U.S. Affiliate or its affiliates as may be in effect for senior executives of the U.S. Affiliate or its affiliates generally. The Employment Agreements also include the following additional features: (1) severance benefits upon certain qualifying terminations of employment, consisting of: (a) for a qualifying termination of the Covered Officer’s employment by the U.S. Affiliate without Cause (as such term is defined in the Employment Agreements) that does not occur within two years after a Change in Control of the U.S. Affiliate (as defined in the Employment Agreements), certain accrued obligations, plus 12 months of salary continuation, and (b) for a qualifying termination of the Covered Officer’s employment by the U.S. Affiliate without Cause or by the Covered Officer for Good Reason (as such term is defined in the Employment Agreements) that occurs within two years after a Change in Control (a “Change in Control Termination”), certain accrued obligations, and a lump sum cash amount equal to two times the Covered Officer’s annual base salary as in effect at the time of such termination; and (2) a requirement that each Covered Officer execute a customary release of claims in favor of the U.S. Affiliate to receive severance compensation. In connection with the Covered Officers entering into the Employment Agreements each Covered Officer also entered into a restrictive covenant agreement (a “Restrictive Covenant Agreement”). The Restrictive Covenant Agreements include customary restrictive covenants, including non-competition and non-solicitation obligations that remain in effect both during the employment term and for one year following termination of the Covered Officer’s employment other than a Change in Control Termination (in which case the period will be two years following such Change in Control Termination), as well as other customary restrictive covenants, such as confidentiality provisions.

Stock Options Under the 2017 Amended Long-Term Incentive Plan

In accordance with the 2017 Amended Long-Term Incentive Plan, the Company granted Options to its named executive officers during the Company’s 2026 fiscal year; no other equity-based awards were granted to the named executive officers during the 2026 fiscal year.

The following table sets forth the outstanding equity awards for each named executive officer at June 30, 2026. The Company has not granted full value stock-based awards to any of its named executive officers.

Outstanding Equity Awards at 2026 Fiscal Year-End

	Option Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark A. Smith	02/15/2024	375,000	—	2.99	02/15/2029
	12/23/2024	150,000	—	1.40	12/21/2029
	8/18/2025	127,500	247,500	4.35	8/19/2030

Scott Honan	02/15/2024	250,000	—	2.99	02/15/2029
	12/23/2024	100,000	—	1.40	12/21/2029
	8/18/2025	85,000	165,000	4.35	8/19/2030

Neal Shah	02/15/2024	250,000	—	2.99	02/15/2029
	12/23/2024	100,000	—	1.40	12/21/2029
	8/18/2025	85,000	165,000	4.35	8/19/2030

(1) The Options granted on August 18, 2025 vested 34% at grant, and will vest 33% on each of August 18, 2026 and August 18, 2027.

Retirement Plan Benefits

Messrs. Honan and Shah are each eligible to participate in the Company’s 401(k) savings plan on the same basis as our other eligible employees. The 401(k) savings plan is designed to reward continued employment with the Company and assist participants with financial preparation for retirement. Participants can defer a portion of their eligible compensation under the plan, subject to Code limits. Beginning January 1, 2026, the Company began providing matching contributions to the 401(k) savings plan. Matching contributions equal 100% of the participant’s contributions up to 4% of eligible compensation and vest immediately.

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

Practices Related to the Grant of Equity Awards

Under our policies and practices, the approval of Options (including any Option grants to our named executive officers and directors) is typically provided at a Board or Compensation Committee meeting or via unanimous written action on the part of the Board or Compensation Committee. In the past, such grants were not generally made on any kind of predetermined, regular schedule. Instead, our award recipients (including the named executive officers and directors) generally received annual grants at various times each year, including as recommended by the CEO to the Board or Compensation Committee. Board or Compensation Committee meetings or written actions to approve such grants were scheduled on an ad hoc, as-needed basis, generally prompted by a determination by the Board or Compensation Committee that such grants should be made (or a request by management or the Board that such grants be made). Going forward, it is the Company's intention that equity award grants will generally be made on a predetermined annual cycle in connection with the Compensation Committee's annual compensation review.

Including for grants made during fiscal year 2026, we do not time the disclosure of material non-public information for purposes of affecting the value of executive compensation, and we do not make any grants while in the possession of material non-public information.

During fiscal year 2026, we did not grant Options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K, that disclosed any material non-public information.

Fiscal 2026 Director Compensation

One of the directors serving on the Board (Mr. Smith) is also a named executive officer. For a description of the compensation paid to Mr. Smith, see “Fiscal 2026 Summary Compensation Table” and the accompanying narrative provided above.

The following table sets forth all compensation the Company granted to our directors, other than Mr. Smith, for the fiscal year ended June 30, 2026:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter Oliver	$40,000	$164,400	$—	$204,400
Nilsa Guerrero-Mahon	40,000	150,700	—	190,700
David C. Beling (2)	35,000	137,000	—	172,000
Dean C. Kehler	35,000	137,000	—	172,000
Michael G. Maselli	35,000	137,000	—	172,000
Anthony W. Fulton (3)	—	137,000	—	137,000
Michael J. Morris (4)	—	—	—	—

(1)
Reflects the grant date fair value of Options granted during the 2026 fiscal year, consisting of 60,000 Options for Mr. Oliver, 55,000 Options for Ms. Guerrero-Mahon, and 50,000 Options each for Messrs. Beling, Kehler, Maselli, and Fulton, in each case at an exercise price of $4.35 per share, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 9b in the Company’s consolidated financial statements included in this Annual Report on Form 10-K. These Options were vested 34% on the grant date (August 18, 2025) and an additional 33% of the Options will vest on each of the first two anniversaries of the grant date. These Options generally remain exercisable until the fifth anniversary of the grant date. The narrative below discloses the number of stock awards and option awards held by each of the directors listed in the table as of the end of fiscal year 2026.
(2)
Mr. Beling did not stand for re-election at our annual general meeting of shareholders held on April 6, 2026.
(3)
Mr. Fulton was appointed to the Board on August 9, 2025.

(4)
Mr. Morris served on the Board until his death on July 20, 2025.

In the past, the non-employee directors of the Company have had no standard compensation arrangements, or any other arrangements, with the Company, except as herein disclosed. Option grants were determined by the Board or Compensation Committee on a discretionary basis each year, and the non-employee directors did not receive any cash fees for serving on the Board. In fiscal 2026, however, each non-employee director serving on August 13, 2025, was granted a modest cash award in recognition of their service, the value of which is reflected in the "Fiscal 2026 Director Compensation" table above.

Commencing with the 2027 fiscal year, non-employee directors are eligible for a more standardized compensation structure that includes equity awards, base annual cash retainers, and additional cash retainers for committee service. We expect to provide more information regarding such compensation structure in future fiscal years.

Executive officers of the Company who also act as directors of the Company do not receive any additional compensation for services rendered in such capacity. See “Fiscal 2026 Summary Compensation Table” above.

The aggregate number of Option awards outstanding at the end of fiscal year 2026 for each non-employee director who served during fiscal 2026 was as follows: Mr. Oliver, 160,000 Options; Ms. Guerrero-Mahon, 205,000 Options; Mr. Kehler, 150,000 Options; Mr. Maselli, 150,000 Options; and Mr. Fulton, 50,000 Options. As of June 30, 2026, 76% of the above Options were fully vested. Mr. Beling and Mr. Morris did not hold any outstanding Option awards at the end of fiscal year 2026.

Description of the 2017 Amended Long-Term Incentive Plan

On April 6, 2026, NioCorp’s shareholders approved the adoption of the 2017 Amended Long-Term Incentive Plan. Under the 2017 Amended Long-Term Incentive Plan, the Board may in its discretion from time-to-time grant Options, share units (in the form of restricted share units (“RSUs”) and performance share units (“PSUs”)) and dividend equivalents to non-employee directors, employees and certain other service providers (as further described in the 2017 Amended Long-Term Incentive Plan) of the Company and affiliated entities selected by the Board. Subject to adjustment as described in the 2017 Amended Long-Term Incentive Plan, and subject to the plan's share counting rules, the aggregate number of Common Shares available for awards under the 2017 Amended Long-Term Incentive Plan may not exceed 11,300,000 Common Shares, minus, as of April 6, 2026, one Common Share for every one Common Share subject to an award granted under the 2017 Amended Long-Term Incentive Plan after February 9, 2026 and before April 6, 2026. The 2017 Amended Long-Term Incentive Plan also limits the maximum annual compensation that may be granted to our non-employee directors for service on the Board to $750,000 (measured as described in the plan document), subject to exceptions for distributions of previously deferred compensation, compensation for services as an executive officer or employee, and non-preferential dividends or dividend equivalents.

The following table presents the burn rates for the 2017 Amended Long-Term Incentive Plan for the three most recent fiscal years:

Fiscal Year Ending June 30	Number of awards granted	Weighted average number of Common Shares outstanding	Burn rate
2026	2,282,500	117,214,449	2.0%
2025	945,000	45,072,895	2.1%
2024	1,625,000	34,320,024	4.7%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Shares of NioCorp as of September 25, 2026 (except where otherwise indicated), for the following: (1) each person who is known by NioCorp to beneficially own more than 5% of the outstanding shares of NioCorp’s Common Shares; (2) each of the named executive officers (as defined in the “Fiscal 2026 Summary Compensation Table,” above); (3) each of NioCorp’s directors; and (4) all directors and executive officers of NioCorp as a group.

Beneficial ownership of Common Shares in the table below is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Common Shares. Common Shares that may be acquired by an individual or group within 60 days of September 25, 2026, pursuant to the exercise of Options, the exercise of Warrants, or the exchange of shares of Class B common stock of ECRC (formerly known as GXII), are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 145,849,630 Common Shares outstanding as of September 25, 2026. Unless otherwise noted in the table below, Options vested at the grant date.

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

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership (1) (2)		Percent of Common Shares
Mark A. Smith, PE, Esq. Highlands Ranch, Colorado, USA	Chief Executive Officer, President, Executive Chairman and Director	3,469,876	(3)	2.36%
Neal Shah Superior, Colorado, USA	Chief Financial Officer and Corporate Secretary	631,294	(4)	*
Scott Honan Centennial, Colorado, USA	Chief Operating Officer	628,636	(5)	*
Anthony W. Fulton Lincoln, Nebraska, USA	Director	267,709	(6)	*
Nilsa Guerrero-Mahon Brighton, Colorado, USA	Director	232,918	(7)	*
Dean Kehler New York, New York, USA	Director	3,725,311	(8)	2.49%
Michael Maselli Pelham, New York, USA	Director	671,735	(9)	*
Peter Oliver Bunbury, Western Australia, Australia	Lead Director	140,200	(10)	*
All current directors, executive officers and named executive officers as a group (10 persons)		10,476,557		6.84%
BlackRock, Inc.		9,013,741	(11)	6.18%

* Represents ownership of less than 1%.

(1)
Calculated in accordance with Rule 13d-3 of the Exchange Act.
(2)
On March 17, 2023, NioCorp effected a 1-to-10 reverse stock split (the “Reverse Stock Split”) of the Common Shares, with any fractional shares resulting from the Reverse Stock Split rounded down to the nearest whole share. All Options and Warrants outstanding as of March 17, 2023, were adjusted to reflect the Reverse Stock Split. Such Options and Warrants initially covered a number of shares equal to the amount reported herein times 10 (and at an exercise price equal to the amount reported herein divided by 10). Class B common stock of ECRC, which may be exchanged for Common Shares upon certain conditions, were issued on a post-Reverse Stock Split basis.
(3)
Mr. Smith beneficially owns 2,318,819 outstanding Common Shares. In addition, he beneficially owns 275,133 Common Shares issuable upon exercise of: (i) 183,422 Warrants each exercisable for one Common Share at a price of $1.75 until November 13, 2026; and (ii) 91,711 Warrants each exercisable for one Common Share at a price of $2.07 until November 13, 2029. He also beneficially owns 875,924 Common Shares issuable upon exercise of vested Options each exercisable for one Common Share. The total does not include 317,236 Common Shares that may be issuable upon exercise of unvested Options.
(4)
Mr. Shah beneficially owns 75,032 outstanding Common Shares. In addition, he beneficially owns 556,262 Common Shares issuable upon exercise of vested Options each exercisable for one Common Share. The total does not include 157,745 Common Shares that may be issuable upon exercise of unvested Options.

(5)
Mr. Honan beneficially owns 55,762 outstanding Common Shares. In addition, he beneficially owns 572,874 Common Shares issuable upon exercise of vested Options each exercisable for one Common Share. The total does not include 189,992 Common Shares that may be issuable upon exercise of unvested Options.
(6)
Mr. Fulton beneficially owns 179,350 outstanding Common Shares. He shares both voting and investment power with respect to 2,276 of such Common Shares with members of his family. In addition, he beneficially owns 54,859 Common Shares issuable upon exercise of 49,058 Warrants assumed by NioCorp in connection with its business combination with GXII (“NioCorp Assumed Warrants”) each exercisable for 1.11829212 Common Shares at a price of $11.50 until March 17, 2028. He shares both voting and investment power with respect to 12,335 Common Shares issuable upon exercise of 11,032 of such NioCorp Assumed Warrants with members of his family. He also beneficially owns 33,500 Common Shares issuable upon exercise of vested Options each exercisable for one Common Share. The total does not include 16,500 Common Shares that may be issuable upon exercise of unvested Options.
(7)
Ms. Guerrero-Mahon beneficially owns 46,068 outstanding Common Shares. In addition, she beneficially owns 186,850 Common Shares issuable upon exercise of vested Options each exercisable for one Common Share. The total does not include 18,150 Common Shares that may be issuable upon exercise of unvested Options.
(8)
Mr. Kehler beneficially owns 212,583 outstanding Common Shares, and 1,441,290 Common Shares issuable upon the exchange of Vested Shares (as defined herein). He shares both voting and investment power with respect to 318,470 of such Vested Shares with U.S. Trust Company of Delaware, as co-trustee of the Elizabeth Kehler 2012 Family Trust under Declaration of Trust dated December 12, 2012 (the “Elizabeth Kehler Trust”). In addition, he beneficially owns 1,937,938 Common Shares issuable upon exercise of the following: (i) 1,657,057 NioCorp Assumed Warrants exercisable for an aggregate of up to 1,853,073 Common Shares held by Mr. Kehler; (ii) 56,577 Warrants each exercisable for one Common Share at a price of $1.75 until November 13, 2026; and (iii) 28,288 Warrants each exercisable for one Common Share at a price of $2.07 until November 13, 2029. He also beneficially owns 133,500 Common Shares issuable upon exercise of vested Options each exercisable for one Common Share. The total does not include 16,500 Common Shares that may be issuable upon exercise of unvested Options. The total does not include Common Shares that may be issuable upon exchange of the following: (i) 417,030 that are not exchangeable until the volume-weighted average price of the Common Shares on the principal securities exchange for the Common Shares as reported by Bloomberg (“VWAP”) equals or exceeds approximately $12.00 per share for 20 of any 30 consecutive trading days during the period from the closing of the business combination with GXII on March 17, 2023 through, and including, the tenth anniversary of such date (such period, the “Earnout Share Period”) on any stock exchange on which the Common Shares are then trading (“Tranche I Earnout Shares”) held by Mr. Kehler; (ii) 417,030 that are not exchangeable until the VWAP of the Common Shares equals or exceeds approximately $15.00 per share for 20 of any 30 consecutive trading days during the Earnout Share Period on any stock exchange on which the Common Shares are then trading (“Tranche II Earnout Shares”) held by Mr. Kehler; (iii) 118,284 Tranche I Earnout Shares held by the Elizabeth Kehler Trust; and (iv) 118,284 Tranche II Earnout Shares held by the Elizabeth Kehler Trust.
(9)
Mr. Maselli beneficially owns 323,085 outstanding Common Shares. In addition, Mr. Maselli beneficially owns 215,150 Common Shares issuable upon exercise of 192,392 NioCorp Assumed Warrants held by Mr. Maselli. He also beneficially owns 133,500 Common Shares issuable upon exercise of vested Options each exercisable for one Common Share. The total does not include 16,500 Common Shares that may be issuable upon exercise of unvested Options. The total does not include Common Shares that may be issuable upon exchange of the following: (i) 119,998 Tranche I Earnout Shares held by Mr. Maselli; and (ii) 119,998 Tranche II Earnout Shares held by Mr. Maselli.
(10)
Mr. Oliver beneficially owns 140,200 Common Shares issuable upon exercise of vested Options each exercisable for one Common Share. The total does not include 19,800 Common Shares that may be issuable upon exercise of unvested Options.
(11)
Based on a Schedule 13G/A filed on July 29, 2026 by BlackRock, Inc. ("BlackRock") with respect to the Common Shares owned by BlackRock. BlackRock reported sole voting power over 8,796,392 Common Shares and sole dispositive power over 9,013,741 Common Shares. BlackRock's address is 50 Hudson Yards, New York, NY 10001.

EQUITY COMPENSATION PLANS

The Company has maintained equity compensation plans under which Options have been granted. Option grants have been determined by the Company’s directors and are only provided in compliance with applicable laws and regulatory policy. The following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance as of June 30, 2026.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity Compensation Plans Approved by Security Holders (1)	4,147,500	$3.42	11,300,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total(2)	4,147,500	$3.42	11,300,000

(1)
Represents Options granted pursuant to the 2017 Amended Long-Term Incentive Plan.
(2)
As of June 30, 2026, there were: (i) 4,147,500 outstanding securities awarded under the 2017 Amended Long-Term Incentive Plan representing 2.84% of the Company’s currently issued and outstanding Common Shares; and (ii) 11,300,000 remaining securities available for grant representing 7.75% of the Company’s currently issued and outstanding Common Shares.

Performance Graph

The following graph compares total cumulative shareholder return for $100 invested in Common Shares from July 1, 2021, to June 30, 2026, with cumulative total returns for the Russell 2000 Index and the VanEck Rare Earth & Strategic Metals ETF (REMX).

Beginning with fiscal year 2026, the Company changed the indices used in this comparison. The broad equity market index is now the Russell 2000 Index, replacing the S&P/TSX Composite Index. The Company's Common Shares have traded principally on the Nasdaq Stock Market since March 2023, and the Russell 2000 comprises United States issuers of market capitalization comparable to the Company's, making it a more representative broad market comparison than a Canadian composite index.

The industry comparison index is now the MVIS Global Rare Earth/Strategic Metals Index, replacing the S&P/TSX Global Mining Index. The Company believes the MVIS index more closely reflects the Company's focus on critical minerals and rare earth elements than a diversified global mining index. Index performance is presented using the VanEck Rare Earth and Strategic Metals ETF (REMX), which tracks that index, as a proxy for total shareholder return.

Consistent with Item 201(e) of Regulation S-K, the graph presents the Company's cumulative total return against both the newly selected indices and the indices used for the immediately preceding fiscal year.

Overall, the Company’s cumulative return for the five-year period ended below the range of returns for the selected index. As an exploration stage company, the Compensation Committee and the Board have not historically adjusted executive officer compensation to reflect share performance trends. Compensation to executive officers remained flat from 2013 through February 2023, except for increases supported by additional job responsibilities and/or job promotions. Effective April 1, 2023, the Compensation Committee approved a base rate average increase of 12% for all NioCorp employees. There were no salary increases granted during fiscal years 2024 or 2025. In fiscal year 2026, the Compensation Committee approved a base rate average increase of 8% for all NioCorp employees.

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

Through October 30, 2024, the Company borrowed a total of $504,000 under the Smith Loan and the largest aggregate amount of principal outstanding under the Smith Loan Agreement during the period ended June 30, 2025, was $504,000. The Company subsequently repaid $508,200, representing the balance of the principal outstanding under the Smith Loan plus accrued interest, and also repaid $40,850 related to loan origination fees payable. As of June 30, 2026, there was no principal amount or accounts payable outstanding under the Smith Loan.

November 2024 Private Offering

On November 13, 2024, the Company closed a non-brokered private placement (the “November 2024 Private Offering”) and issued an aggregate of 2,199,602 units of the Company (the “November 2024 Units”). Each November 2024 Unit consists of one Common Share, one Warrant (collectively, the “Series A Private Warrants”) to purchase one Common Share and one-half of one Warrant to purchase one-half of one Common Share (the “Series B Private Warrants” and, together with the Series A Private Warrants, the “November 2024 Private Warrants”). Each Series A Private Warrant is exercisable into one Common Share (a “Series A Warrant Share”) at an exercise price of $1.75 per Series A Warrant Share at any time on or after the date of issuance until November 13, 2026. Each Series B Private Warrant is exercisable into one Common Share (a “Series B Warrant Share”) at an exercise price of $2.07 per Series B Warrant Share at any time beginning six months and one day from the date of issuance until November 13, 2029. Messrs. Kehler and Smith subscribed to purchase an aggregate of 239,999 November 2024 Units in the November 2024 Private Offering and paid a purchase price of $1.7675 per November 2024 Unit (the “November 2024 Insider Unit Price”) upon the closing of the November 2024 Private Offering. The November 2024 Insider Unit Price included $0.125 per November 2024 Private Warrant underlying each November 2024 Unit purchased by directors of the Company. Messrs. Kehler and Smith purchased 56,577 November 2024 Units and 183,422 November 2024 Units, respectively, for aggregate purchase prices of approximately $100,000 and $324,198, respectively. The remaining investors in the November 2024 Private Offering, who are not affiliated with the Company but with whom the Company had a pre-existing relationship, subscribed to purchase an aggregate of 1,959,603 November 2024 Units at a purchase price per November 2024 Unit of $1.57. Gross proceeds to the Company from the November 2024 Private Offering were approximately $3.5 million.

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

Director Independence

The Company’s Board consists of Messrs. Smith, Fulton, Oliver, Kehler, and Maselli and Ms. Guerrero-Mahon. The Company utilizes the definition of “independent” as it is set forth in Nasdaq Listing Rule 5605(a)(2) (“Rule 5605(a)(2)”) and National Instrument 52-110 Audit Committees (“NI 52-110”). Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the Board (including any relationships). Currently, Messrs. Fulton, Oliver, Kehler, and Maselli and Ms. Guerrero-Mahon are considered independent directors. Michael J. Morris and David C. Beling, who served as directors of the Company during fiscal 2026, were previously determined by the Board to be independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the fiscal years ended June 30, 2026 and June 30, 2025, for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s filings and fees billed for other services rendered by the firms during those periods (Dollar amounts in the following table are presented in whole dollars).

Fiscal Year Ending June 30,	Audit Fees(1) ($)	Audit-Related Fees(2) ($)	Tax Fees(3) ($)	All Other Fees(4) ($)
2026	$545,100	$1,212,703	$56,840	$—
2025	662,712	601,309	94,016	—

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
(3)
“Tax Fees” include fees for all tax services other than those included in “Audit Fees” and “Audit-Related Fees.” This category includes fees for tax compliance, tax planning, and tax advice. Tax planning and tax advice include assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities. For the financial year ended June 30, 2026, these tax services included the preparation of Canadian and U.S. federal and state tax returns and tax planning and tax advice services.
(4)
“All Other Fees” includes all other non-audit services.

Pre-approval Policies

The policy of the Audit Committee has been to pre-approve all audit, audit-related and non-audit services performed by our independent auditors and to subsequently review the actual fees and expenses paid to our independent auditors. Accordingly, the Audit Committee pre-approved all audit, audit-related and non-audit services performed by Deloitte & Touche LLP and subsequently reviewed the actual fees and expenses paid for these services. The Audit Committee has determined that the fees paid to Deloitte & Touche LLP for services are compatible with maintaining Deloitte & Touche LLP’s independence as our auditor. All of the services provided during the years ended June 30, 2026 and 2025, were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

(1)
The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, dated September 25, 2026, are included as part of Item 8, “Financial Statements and Supplementary Data,” commencing on page 53 above.

(a)
Exhibits

Exhibit No.	Title

2.1(1)**	Business Combination Agreement, dated September 25, 2022, by and among NioCorp Developments Ltd., GX Acquisition Corp. II and Big Red Merger Sub Ltd
2.2(2)	Asset Purchase Agreement, dated as of December 4, 2025, by and among NioCorp Advanced Metals and Alloys, LLC, FEA Materials LLC and each member of FEA Materials LLC party thereto
3.1(3)	Notice of Articles of NioCorp Developments Ltd., dated April 5, 2016
3.2(3)	Articles of NioCorp Developments Ltd., as amended, effective as of January 27, 2015
3.3(4)	Amendment to Articles, effective March 17, 2023
4.1(5)	Convertible Security Funding Agreement, dated February 16, 2021, between the Company and Lind Global Asset Management III, LLC
4.2(6)	Amendment #1 to Convertible Security Funding Agreement, dated December 2, 2021, between the Company and Lind Global Asset Management III, LLC
4.3(7)	Waiver and Consent Agreement, dated September 25, 2022, between NioCorp Developments Ltd. and Lind Global Asset Management III, LLC
4.4(8)	Form of Lind Contingent Consent Warrants
4.5(1)

Sponsor Support Agreement, dated as of September 25, 2022, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., GX Sponsor II LLC, in its capacity as a shareholder of GX Acquisition Corp. II, and certain other shareholders of GX Acquisition Corp. II

4.6(9)	Joinder to Sponsor Support Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd. and each of the Holders party thereto
4.7(4)

Amended and Restated Registration Rights Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., GX Acquisition Corp. II, GX Sponsor II LLC, certain holders of the common shares of the NioCorp Developments Ltd. listed on Schedule 1 thereto, certain current and former stockholders of GX Acquisition Corp. II, and other persons and entities listed on Schedule 2 thereto

4.8(4)	Registration Rights Agreement Joinder, dated as of March 17, 2023, by and among NioCorp Developments Ltd. and each of the parties listed on Schedule A thereto
4.9(4)	Exchange Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., GX Acquisition Corp. II and GX Sponsor II LLC
4.10(9)	Joinder to Exchange Agreement, dated as of March 17, 2023, by and among NioCorp Developments Ltd., Elk Creek Resources Corp (f/k/a GX Acquisition Corp. II) and each of the Holders party thereto
4.11(10)	Warrant Agreement, dated March 17, 2021, by and between GX Acquisition Corp. II and Continental Stock Transfer & Trust Company
4.12(4)

Assignment, Assumption and Amendment Agreement, dated as of March 17, 2023, by and among GX Acquisition Corp. II, NioCorp Developments Ltd., Continental Stock Transfer & Trust Company, as the existing Warrant Agent, and Computershare Inc. and its affiliate Computershare Trust Company, N.A., as the successor Warrant Agent

4.13(4)	Form of Warrant (included in Exhibit 4.12)
4.14(11)	Underwriting Agreement, dated as of November 3, 2024, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.15(11)	Warrant Agency Agreement, dated as of November 5, 2024, by and between NioCorp Developments Ltd., Computershare Inc. and Computershare Trust Company, N.A.
4.16(11)	Form of November 2024 Series A Public Warrant
4.17(11)	Form of November 2024 Series B Public Warrant
4.18(12)	Form of Subscription Agreement in respect of units issued in November 2024
4.19(12)	Form of November 2024 Series A Private Warrant
4.20(12)	Form of November 2024 Series B Private Warrant
4.21(13)	Placement Agency Agreement, dated as of September 26, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.22(13)	Form of September Pre-Funded Warrant (included in Exhibit 4.21)
4.23(14)	Placement Agency Agreement, dated as of October 13, 2025, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.24(14)	Form of October Pre-Funded Warrant (included in Exhibit 4.23)
4.25(15)	Shareholder Rights Plan Agreement, dated as of November 21, 2025, between NioCorp Developments Ltd. and Computershare Investor Services Inc.
4.26(16)

Amended and Restated Shareholder Rights Plan Agreement, dated as of April 6, 2026, by and between NioCorp Developments Ltd. and Computershare Investor Services Inc. as rights agent (or any successor rights agent)

4.27(17)	Placement Agency Agreement, dated as of February 24, 2026, by and between NioCorp Developments Ltd. and Maxim Group LLC
4.28(17)	Form of February Pre-Funded Warrant (included in Exhibit 4.27)
4.29	Description of Securities
10.1(3)#	Consulting Agreement, dated May 13, 2014, between the Company and KMSmith, LLC
10.2(18)#	Amendment to Contract, dated September 1, 2019, between the Company and KMSmith, LLC

10.3(18)#	Contract Assignment and Novation Agreement, dated as of August 31, 2020, among the Company, KMSmith, LLC and 76 Resources, Inc.
10.4(19)#	Contract Assignment and Novation Agreement, dated as of August 1, 2021, among the Company, 76 Resources, Inc. and 76 Resources, LLC
10.5(20)#	Amendment to Contract, dated April 1, 2023, between the Company and 76 Resources, LLC
10.6(21)#	Amendment to Contract, dated August 18, 2025, between the Company and 76 Resources, LLC
10.7(22)*	Offtake agreement, dated June 13, 2016, between the Company and CMC Cometals, a division of Commercial Metals Company
10.8(23)	Amendment No. 1 to Offtake Agreement, dated April 13, 2020, between the Company and Traxys North America LLC, as assignee
10.9(24)	Offtake agreement with ThyssenKrupp Metallurgical Products GmbH
10.10(4)#	Form of Director and Officer Indemnification Agreement
10.11(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Neal Shah
10.12(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Scott Honan
10.13(1)#	Employment Agreement, dated as of September 25, 2022, by and between Elk Creek Resources Corporation and Jim Sims
10.14#	Employment Agreement, dated as of July 1, 2026, by and between Elk Creek Resources Corporation and Ernest Cleave
10.15(1)#	Form of Restrictive Covenant Agreement
10.16(16)#	NioCorp Developments Ltd. Long-Term Incentive Plan, as amended through April 6, 2026
10.17#	Form of Option Certificate
10.18(25)	Loan Agreement, dated as of September 11, 2024, between the Company and Mark Smith
10.19(25)	Security Agreement, dated as of September 11, 2024, between the Company and Mark Smith
10.20(21)	Defense Industrial Base Consortium Base Agreement, dated as of July 22, 2025, between Elk Creek Resources Corp. and Advanced Technology International.
10.21(21)	Project Sub Agreement, dated as of August 4, 2025, by and between Elk Creek Resources Corp. and Advanced Technology International
19.1(8)	NioCorp Developments Ltd. Insider Trading Policy
21.1	Subsidiaries of NioCorp Developments Ltd.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Dahrouge Geological Consulting USA Ltd.
23.3	Consent of SMH Process Innovation
23.4	Consent of Dumas Contracting USA Inc.
23.5	Consent of Amplify Mine Planning LLC
23.6	Consent of BBA Consultants International LP
23.7	Consent of Olsson
23.8	Consent of Adrian Brown Consultants Inc.
23.9	Consent of Andrieux & Associates Geomechanics Consulting, L.P.
23.10	Consent of Tetra Tech
23.11	Consent of T Engineering
23.12	Consent of Magemi Mining Inc.
23.13	Consent of Metallurgy Concept Solutions
23.14	Consent of Scott Honan, M.Sc., SME-RM
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
96.1	2026 S-K 1300 Elk Creek Technical Report Summary
97.1(8)	Compensation Clawback Policy
101.INS(26)	XBRL Instance Document
101.SCH(26)	XBRL Taxonomy Extension – Schema
101.CAL(26)	XBRL Taxonomy Extension – Calculations
101.DEF(26)	XBRL Taxonomy Extension – Definitions
101.LAB(26)	XBRL Taxonomy Extension – Labels
101.PRE(26)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(13)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on September 29, 2025 and incorporated herein by reference.
(14)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on October 15, 2025 and incorporated herein by reference.
(15)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on November 21, 2025 and incorporated herein by reference.
(16)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on April 6, 2026 and incorporated herein by reference
(17)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on February 25, 2026 and incorporated herein by reference
(18)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 000-55710) filed with the SEC on September 16, 2020 and incorporated herein by reference.
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
(21)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 001-41655) filed with the SEC on November 13, 2025 and incorporated herein by reference.
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
(26)
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2026 and June 30, 2025, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2026 and 2025, (iv) the Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended June 30, 2026 and 2025, (v) the Notes to the Consolidated Financial Statements.

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

By:	/s/ Neal Shah
Neal Shah Chief Financial Officer

September 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25, 2026.

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