Form 10-Q
period 2026-09-30
NIOCORP DEVELOPMENTS LTD
filed 2026-11-05
CIK 1512228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 146,472,789 Common Shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Contents

Page
Condensed Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026 (unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2026 and 2025 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the three months ended September 30, 2026 and 2025 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-14

NioCorp Developments Ltd.

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars, except share data) (unaudited)

	As of
	September 30, 2026	June 30, 2026
ASSETS
Current
Cash and cash equivalents	$403,364	$415,004
Restricted cash	1,729	2,102
Prepaid expenses and other	2,441	1,740
Total current assets	407,534	418,846
Non-current
Right-of-use assets	345	91
Property and equipment, net	18,546	11,569
Mineral properties	25,726	25,726
Intangible assets, net	5,522	5,672
Goodwill	2,220	2,220
Other assets	2,961	2,776
Total assets	$462,854	$466,900

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,611	$5,638
Deferred reimbursements	5,952	6,177
Warrant liabilities, at fair value	2,763	4,606
Operating lease liability	172	94
Total current liabilities	13,498	16,515
Non-current
Warrant liabilities, at fair value	3,609	6,140
Earnout shares liability, at fair value	10,325	14,451
Operating lease liability	175	—
Total liabilities	27,607	37,106
Redeemable noncontrolling interest	(1,866)	(1,446)
SHAREHOLDERS’ EQUITY
Common stock, no par value, unlimited shares authorized; 145,849,630 and 145,838,380 shares outstanding, respectively	661,741	660,049
Accumulated deficit	(223,691)	(227,872)
Accumulated other comprehensive loss	(937)	(937)
Total shareholders’ equity	437,113	431,240
Total liabilities, redeemable noncontrolling interest, and shareholders’ equity	$462,854	$466,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(expressed in thousands of U.S. dollars, except share and per share data) (unaudited)

	For the Three Months Ended September 30,
	2026	2025
Operating expenses
Exploration expenditures	$2,299	$7,084
General and administrative expenditures	5,772	4,934
Total operating expenses	8,071	12,018
Change in fair value of earnout shares liability	(4,126)	14,496
Change in fair value of warrant liabilities	(4,374)	17,558
Interest income	(3,347)	(560)
Other non-operating expense (income)	15	(5)
Income (loss) before income taxes	3,761	(43,507)
Income tax benefit	—	—
Net income (loss)	3,761	(43,507)
Less: Net (loss) attributable to redeemable noncontrolling interest	(420)	(848)
Net income (loss) attributable to the Company	$4,181	$(42,659)

Other comprehensive income (loss):
Net income (loss)	$3,761	$(43,507)
Other comprehensive loss:
Reporting currency translation	—	—
Total comprehensive income (loss)	3,761	(43,507)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(420)	(848)
Comprehensive income (loss) attributable to the Company	$4,181	$(42,659)

Income (loss) per common share, basic	$0.03	$(0.53)
Income (loss) per common share, diluted	0.01	(0.53)
Weighted average shares outstanding, basic	145,839,603	76,059,283
Weighted average shares outstanding, diluted	152,037,915	76,059,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars) (unaudited)

	For the Three Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$3,761	$(43,507)
Adjustments for:
Change in valuation of earnout shares liability	(4,126)	14,496
Change in valuation of warrant liabilities	(4,374)	17,558
Share-based compensation	1,671	2,302
Depreciation and amortization	162	1
Noncash lease activity	—	(2)
Other loss	13	—
	(2,893)	(9,152)
Change in working capital items:
Prepaid expenses and other	(700)	398
Deposits	—	(56)
Deferred reimbursements	(225)	—
Accounts payable and accrued liabilities	(2,399)	2,085
Net cash used in operating activities	(6,217)	(6,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized expenditures	(5,624)	(14,022)
Net cash used in investing activities	(5,624)	(14,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	21	170,253
Deferred financing costs	(193)	—
Share issue costs	—	(12,301)
Net cash (used in) provided by financing activities	(172)	157,952
Change in cash and cash equivalents and restricted cash during period	(12,013)	137,205
Cash and cash equivalents and restricted cash, beginning of period	417,106	25,554
Cash and cash equivalents and restricted cash, end of period	$405,093	$162,759

Supplemental cash flow information:
Additions to construction in progress not yet paid	$1,056	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	317	—
Deferred financing costs not yet paid	316	—
Unpaid offering costs for the issuance of common shares	—	721

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest

(expressed in thousands of U.S. dollars, except for share data) (unaudited)

	For the Three Months Ended September 30, 2026 and 2025
	Common Shares Outstanding	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Redeemable Noncontrolling Interest
Balance, June 30, 2025	58,491,196	$208,551	$(179,317)	$(911)	$28,323	$838
Equity placements	30,854,740	155,037	—	—	155,037	—
Warrant exercises	10,856,182	18,250	—	—	18,250	—
Option exercises	119,452	—	—	—	—	—
Redemption of vested shares	415,581	58	—	—	58	(58)
Conversion of private warrants	—	2,501	—	—	2,501	—
Share-based compensation	—	2,302	—	—	2,302	—
Share issuance costs	—	(12,301)	—	—	(12,301)	—
Loss for the period	—	—	(42,659)	—	(42,659)	(848)
Balance, September 30, 2025	100,737,151	$374,398	$(221,976)	$(911)	$151,511	$(68)
Balance, June 30, 2026	145,838,380	$660,049	$(227,872)	$(937)	$431,240	$(1,446)
Warrant exercises	11,250	21	—	—	21	—
Share-based compensation	—	1,671	—	—	1,671	—
Net income for the period	—	—	4,181	—	4,181	(420)
Balance, September 30, 2026	145,849,630	$661,741	$(223,691)	$(937)	$437,113	$(1,866)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

1.
DESCRIPTION OF BUSINESS

NioCorp Developments Ltd. (“we,” “us,” “our,” “NioCorp,” or the “Company”) was incorporated on February 27, 1987, under the laws of the Province of British Columbia and currently operates in one reportable operating segment consisting of exploration and development of mineral deposits in the United States, specifically, the Company’s niobium/scandium/titanium/rare earth property (the “Elk Creek Project”) located in southeastern Nebraska, as well as early-stage scandium technology and commercialization initiatives. The Company currently earns no operating revenues and will require additional capital in order to advance the Elk Creek Project to construction and commercial operation.

Liquidity

As of September 30, 2026, the Company had cash and cash equivalents of $403,364 and working capital of $394,036. Based on its current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within one year from the issuance date of these condensed consolidated financial statements, which have been prepared on a going concern basis.

The Company will require additional capital to fully develop, construct, and operate the Elk Creek Project. Management expects that future capital requirements will be met through a combination of debt financing, equity financings, and other funding sources.

2.
BASIS OF PRESENTATION
a)
Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its subsidiaries with all significant intercompany transactions eliminated. The accounting policies followed in preparing these interim condensed consolidated financial statements are consistent with those described in Note 3, “Significant Accounting Policies,” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “Annual Report on Form 10-K”), except as described in Note 2(f). Professional fees, employee-related costs, and other operating expenses for the prior period have been reclassified into general and administrative expenditures to conform to the current period presentation.

In the opinion of management, all adjustments considered necessary (including normal recurring adjustments) for a fair statement of the financial position, results of operations, and cash flows as of September 30, 2026, and for all periods presented, have been included in these interim condensed consolidated financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to appropriate SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The interim results are not necessarily indicative of results for the full year ending June 30, 2027, or future operating periods.

As of September 30, 2026, total cash, cash equivalents, and restricted cash was $405,093, consisting of cash and cash equivalents of $403,364 and restricted cash of $1,729. As of June 30, 2026, total cash, cash equivalents, and restricted cash was $417,106, consisting of cash and cash equivalents of $415,004 and restricted cash of $2,102. Restricted cash primarily consists of funds held in escrow pursuant to an agreement with Johnson County, Nebraska for road improvements adjacent to the Elk Creek Project site.

b)
Recent Accounting Standards

As of September 30, 2026, and through the filing of this report, no accounting guidance applicable to us has been issued and not yet adopted in the current fiscal year that would have a material effect on our unaudited condensed consolidated financial statements and related disclosures. For information about accounting guidance issued in previous years but not yet adopted by us, refer to Note 3 of the Annual Report on Form 10-K.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2026

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

c)
Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of property and equipment, mineral properties, intangible assets, goodwill, deferred income tax asset valuations, earnout and warrant liabilities, and share-based compensation. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

d)
Basic and Diluted Earnings per Share

The Company applies the two-class method to the Vested Shares (as defined in Note 6), which are participating securities, in computing income (loss) per share. The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common shareholders:

	For the Three Months Ended September 30,
	2026	2025
Net income (loss)	$3,761	$(43,507)
Adjust: Net (loss) attributable to redeemable noncontrolling interest	(420)	(848)
Net income (loss) attributable to the Company	4,181	(42,659)
Net income (loss) allocated to Vested Shares of ECRC Class B common stock	183	(2,705)
Net income (loss) attributable to common shareholders, basic	3,998	(39,954)
Adjustments for dilutive securities (1)	(2,925)	—
Net income (loss) attributable to common shareholders, diluted	$1,073	$(39,954)
Denominator:
Weighted average shares outstanding, basic	145,839,603	76,059,283
Dilutive effect of potential common shares (2)	6,198,312	—
Weighted average shares outstanding, diluted	152,037,915	76,059,283
Income (loss) per common share, basic	$0.03	$(0.53)
Income (loss) per common share, diluted	0.01	(0.53)
(1)
For the three months ended September 30, 2026, consists of (i) the assumed exchange of the Vested Shares (as defined in Note 6) for Common Shares (ASC 260-10-55-20), which adds back the $183 allocated to the Vested Shares and removes the $420 net loss attributable to redeemable noncontrolling interest, and (ii) the exclusion of the $2,688 gain from the change in fair value of the November 2024 Private Warrants (as defined in Note 7(b)), which are liability-classified and were dilutive (ASC 260-10-45-45 and 45-46).
(2)
For the three months ended September 30, 2026, consists of 3,516,140 Vested Shares assumed exchanged, and 992,817 and 1,689,355 incremental shares from Options and Warrants, respectively, under the treasury stock method. For the three months ended September 30, 2025, all potentially dilutive securities were antidilutive due to the net loss.

The following common shares, no par value, of the Company (“Common Shares”) underlying options to purchase Common Shares (“Options”) and Common Share purchase warrants (“Warrants”) were excluded from the computation of diluted weighted average shares outstanding as their effect would have been antidilutive:

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

	For the Three Months Ended September 30,
Excluded Potentially Dilutive Securities (1)(2):	2026	2025
Options	2,774,419	3,644,700
Warrants (3)	15,666,526	23,488,196
Total potentially dilutive securities	18,440,945	27,132,896

(1)
Amounts represent the number of Options and Warrants outstanding as of the period end that were antidilutive. For the three months ended September 30, 2026, 2,265,000 Options and 3,030,004 Warrants were dilutive under the treasury stock method; they are excluded from this table and included in diluted weighted average shares outstanding. For the three months ended September 30, 2025, all Options and Warrants were antidilutive due to the net loss.
(2)
Earnout Shares (as defined in Note 6) are excluded as the vesting terms were not met as of the end of the reporting period.
(3)
Warrants include 15,666,526 NioCorp Assumed Warrants (as defined in Note 7(b)) (September 30, 2025: 15,666,526) each of which is exercisable into 1.11829212 Common Shares. The remaining Warrants are each exercisable into one Common Share.
e)
Income Taxes

The Company recorded no income tax expense or benefit for the three months ended September 30, 2026 and 2025, as it maintains a full valuation allowance against its net deferred tax assets due to uncertainty regarding their realization, and changes in the fair value of the Earnout Shares and Warrant liabilities are not taxable or deductible. There have been no material changes to the Company’s unrecognized tax benefits since June 30, 2026.

f)
Deferred Financing Costs

Specific incremental costs directly attributable to a probable future debt financing are deferred and included in other assets. Upon issuance of the related debt, deferred financing costs are reclassified as a reduction of the carrying amount of the debt and amortized to interest expense using the effective interest method. If the related financing is no longer considered probable, previously deferred costs are expensed in the period that determination is made.

3.
PROPERTY AND EQUIPMENT, NET

	As of
	September 30, 2026	June 30, 2026
Construction in progress	$12,568	$5,651
Fixed assets and vehicles	272	204
Subtotal, gross	12,840	5,855
Accumulated depreciation	(32)	(24)
Subtotal, net	12,808	5,831
Land	5,738	5,738
Property and equipment, net	$18,546	$11,569

Construction in progress consists of costs incurred for the development of the Elk Creek Project site, primarily the development of the main access to the underground mine and related infrastructure (the “Portal Project”). The increase in construction in progress of $6,917 during the three months ended September 30, 2026 primarily reflects continued construction of the Portal Project.

4.
INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible asset consists of acquired technology recognized in connection with the December 4, 2025, acquisition of certain manufacturing assets and intellectual property of FEA Materials LLC, as described in Note 4 to the consolidated financial statements included in the Annual Report on Form 10-K, and is amortized on a straight-line basis over its estimated useful life of 10 years.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

	As of
	September 30, 2026	June 30, 2026
Intangible asset, gross	$6,017	$6,017
Accumulated amortization	(495)	(345)
Intangible asset, net	$5,522	$5,672

Amortization expense was $150 and $0 for the three months ended September 30, 2026 and 2025, respectively. The Company expects to recognize amortization expense of approximately $452 through the remainder of fiscal year 2027 and $602 annually for each of fiscal years 2028 through 2031, with the remaining $2,662 recognized thereafter. There were no changes in the carrying amount of goodwill during the three months ended September 30, 2026, and no impairment of the intangible asset or goodwill was recognized.

5.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of
	September 30, 2026	June 30, 2026
Accounts payable, trade	$1,993	$997
Trade payable accruals	2,174	2,557
Accrued compensation	396	2,036
Environmental accruals	48	48
Total accounts payable and accrued liabilities	$4,611	$5,638

6.
CLASS B COMMON STOCK OF ECRC

The shares of Class B common stock of Elk Creek Resources Corp. (“ECRC”) include rights under which the holders may exchange such shares into Common Shares. Certain of such shares were vested as of the Closing (as defined below) and are exchangeable at any time, from time to time, until the tenth anniversary of the Closing Date (as defined below) (the “Vested Shares”) and certain of such shares are subject to certain vesting conditions (the “Earnout Shares”).

Earnout Shares

Based upon the Company’s analysis of the criteria contained in ASC 815, the Earnout Shares are classified as a liability and remeasured at fair value each reporting period, with changes recognized in earnings. The Earnout Shares were valued utilizing a Monte Carlo simulation pricing model with the following primary inputs:

	September 30, 2026	June 30, 2026
Closing common share price	$3.60	$4.82
Term (expiry)	March 17, 2033	March 17, 2033
Volatility	85.0%	84.0%
Risk-free rate	5.16%	4.28%

The following table sets forth a summary of the changes in the fair value of the Earnout Shares liability for the three-month period ended September 30, 2026:

Amount
Fair value as of June 30, 2026	$14,451
Change in fair value	(4,126)
Fair value as of September 30, 2026	$10,325

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

7.
COMMON SHARES
a)
Stock Options

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Balance, June 30, 2026	4,147,500	$3.42
Granted	930,401	4.74
Exercised	—	—
Cancelled/expired	(38,482)	7.10
Balance, September 30, 2026	5,039,419	$3.64	$2,669	3.51

Options exercisable at end of period	3,660,266	$3.19
Options expected to vest	1,379,153	$4.83

During the three-month period ended September 30, 2026, the Company granted 930,401 Options with a weighted average exercise price of $4.74 and an average grant-date fair value of $3.07 per Option, as determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes models included an average risk-free interest rate of 4.21%, average expected share price volatility of 76.46%, and an average expected life of five years. Of the Options granted, 286,416 vested immediately upon issuance. The remaining Options are subject to service-based vesting in substantially equal installments over one- and two-year periods.

For the three-month period ended September 30, 2026, the Company recognized $1,671 of share-based compensation expense in the Condensed Consolidated Statements of Operations.

b)
Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, June 30, 2026	18,707,780	$9.94
Granted	—	—
Exercised	(11,250)	1.86
Expired	—	—
Balance, September 30, 2026	18,696,530	$9.95

As of September 30, 2026, the Company had outstanding exercisable Warrants, as follows:

Number		Exercise Price	Expiry Date
271,500		$1.75	November 5, 2026
1,487,111		1.75	November 13, 2026
15,666,526	(1)	11.50	March 17, 2028
296,742		2.31	September 17, 2028
213,545		2.07	November 5, 2029
761,106		2.07	November 13, 2029
18,696,530

(1)

Includes 13,447,105 and 2,219,421 2023 Public Warrants and 2023 Private Warrants, respectively, as defined below. Each 2023 Public Warrant and 2023 Private Warrant is exercisable into 1.11829212 Common Shares.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

2023 Private Warrants

On March 17, 2023 (the “Closing Date”), the Company closed a series of transactions (the “GXII Transaction”) pursuant to the Business Combination Agreement, dated as of September 25, 2022, by and among the Company, GX Acquisition Corp. II (“GXII”), and Big Red Merger Sub Ltd. In connection with the closing of the GXII Transaction (the “Closing”), the Company assumed GXII’s obligations under the agreement governing the GXII share purchase warrants (the “GXII Warrants”), as amended by an assignment, assumption and amendment agreement (the “NioCorp Assumed Warrant Agreement”), and issued an aggregate of 15,666,626 Warrants, of which 15,666,526 remained outstanding as of September 30, 2026 (the “NioCorp Assumed Warrants”). The Company issued (a) 9,999,959 public NioCorp Assumed Warrants (the “2023 Public Warrants”) in respect of the GXII Warrants that were publicly traded prior to the Closing and (b) 5,666,667 NioCorp Assumed Warrants (the “2023 Private Warrants”) to GX Sponsor II LLC (the “Sponsor”).

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

The Company classifies the 2023 Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. Because the settlement terms of the 2023 Private Warrants vary depending on the holder, the 2023 Private Warrants are not considered indexed to the Company’s own stock and are classified as liabilities under ASC 815. The following observable data points were used in calculating the fair value of the 2023 Private Warrants using a Black-Scholes pricing model:

	September 30, 2026	June 30, 2026
Closing common share price	$3.60	$4.82
Implied volatility of our publicly traded warrants	101.0%	99.0%
Risk-free rate	4.73%	4.14%
Dividend yield	0%	0%
Term (years)	1.5	1.7

The change in the 2023 Private Warrants liability is presented below:

For the Three Months Ended September 30, 2026
Fair value as of June 30, 2026	$3,395
Change in fair value	(1,686)
Fair value as of September 30, 2026	$1,709

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

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2026

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

The Company classifies the November 2024 Private Warrants as Level 2 instruments under the fair value hierarchy as inputs into our pricing model are based on observable data points. The following observable data points were used in calculating the fair value of the November 2024 Private Warrants using a Black-Scholes pricing model:

	Series A Private Warrants		Series B Private Warrants
	September 30, 2026	June 30, 2026	September 30, 2026	June 30, 2026
Closing common share price	$3.60	$4.82	$3.60	$4.82
Historic equity volatility	31.05%	65.66%	83.75%	81.83%
Risk-free rate	3.90%	3.89%	5.01%	4.20%
Term (years)	0.12	0.37	3.12	3.38

The change in the fair value of the November 2024 Private Warrants is shown below:

For the Three Months Ended September 30, 2026
Fair value as of June 30, 2026	$7,351
Change in fair value	(2,688)
Fair value as of September 30, 2026	$4,663

8.
Exploration Expenditures

	For the Three Months Ended September 30,
	2026	2025
Technical studies and engineering	$635	$3,167
Drilling	—	2,356
Field management and other	1,049	657
Metallurgical development	1,023	247
Geologists and field staff	16	657
Subtotal	2,723	7,084
Less: Reimbursements recognized	(424)	—
Net exploration expense	$2,299	$7,084

ECRC is party to a Project Sub-Agreement with Advanced Technology International, under the authority of the U.S. Department of War (“DoW”), as described in Note 11 to the consolidated financial statements included in the Annual Report on Form 10-K (the “DoW Agreement”). During the three months ended September 30, 2026 and 2025, the Company recognized reimbursements under the DoW Agreement of $1,024 and $0, respectively. Of the amount recognized during the three months ended September 30, 2026, $424 reduced exploration expenditures and $600 reduced general and administrative expenditures related to scandium alloy research and development costs. From the effective date of the DoW Agreement through September 30, 2026, the Company has recognized total reimbursements of $2,987, of which $2,387 reduced exploration expenditures and $600 reduced general and administrative expenditures. As of September 30, 2026, the Company’s deferred reimbursements balance was $5,952.

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2026

(expressed in thousands of U.S. dollars, except share and per share data or as otherwise stated) (unaudited)

9.
Leases

The Company incurred lease costs as follows:

	For the Three Months Ended September 30,
	2026	2025
Operating lease cost:
Fixed rent expense	$93	$24
Variable rent expense	16	2
Short-term lease cost	2	2
Sublease income	(16)	(11)
Lease cost – general and administrative expenditures	$95	$17

The maturities of lease liabilities are as follows as of September 30, 2026:

Fiscal year ending June 30,	Amount
2027 (remaining nine months)	$143
2028	121
2029	113
Total remaining lease payments	$377
Less: Portion of payments representing interest	(30)
Present value of lease payments	347
Less: Current portion of lease payments	(172)
Non-current lease liability	$175

On July 1, 2026, the Company, through its subsidiary NioCorp Advanced Metals and Alloys, LLC, entered into a new operating lease for office, laboratory, and warehouse space, with an initial lease term of 35 months, expiring on May 31, 2029. Upon the commencement date, the Company recognized an initial right-of-use asset of $317 and a corresponding initial lease liability of $317 on the Condensed Consolidated Balance Sheets. The lease liability was measured using an estimated incremental borrowing rate of 7.44% per annum. Additionally, a security deposit of $21 was paid and is recorded within other non-current assets. Total undiscounted lease payments for this lease over the remaining lease term are $322.

10.
Fair Value Measurements

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with the three-tier hierarchy under ASC 820 as of September 30, 2026 and June 30, 2026.

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$403,364	$403,364	$—	$—
Restricted cash	1,729	1,729	—	—
Total	$405,093	$405,093	$—	$—
Liabilities:
Earnout shares liability	$10,325	$—	$—	$10,325
Warrant liabilities	6,372	—	6,372	—
Total	$16,697	$—	$6,372	$10,325

NioCorp Developments Ltd.

Notes to the Condensed Consolidated Financial Statements

September 30, 2026

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

11.
SEGMENT INFORMATION

The Company has one operating and reportable segment in the United States. The United States segment includes the exploration, development, and site management of the Elk Creek Project, as well as early-stage scandium technology and commercialization initiatives. The segment holds substantially all of the Company’s assets and does not presently generate revenues from operations. Through this segment, the Company seeks to position the Elk Creek Project as a development opportunity in the strategic minerals sector. The Company’s chief operating decision maker is the Chief Executive Officer (“CODM”).

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the single operating segment and decides how to better allocate resources based on total operating expenses, net income (loss), changes in cash and cash equivalents, and cash and cash equivalent balances, which are presented in the Company’s condensed consolidated financial statements. The CODM’s objective in making resource allocation decisions is to optimize the Company’s ability to develop and operate the Elk Creek Project. In addition, the CODM reviews the segment’s assets based on total assets reported on the Condensed Consolidated Balance Sheets, and the accounting policies of our single operating segment are the same as those described in the Summary of Significant Accounting Policies in our Annual Report on Form 10-K. The financial information provided to the CODM does not contain disaggregated expenses outside of what is already disclosed in the statements of operations. For additional reportable single operating segment level financial information, see the condensed consolidated financial statements.

12.
SUBSEQUENT EVENT

On October 13, 2026, ECRC entered into a binding offtake agreement (the “Traxys Agreement”) with Traxys North America LLC (“Traxys”). Under the Traxys Agreement, and subject to certain exclusions, Traxys will purchase, on a take-or-pay basis, 50% of the Elk Creek Project’s planned ferroniobium production over the first 15 years of production. The Traxys Agreement supersedes and replaces the Company’s prior ferroniobium and scandium offtake arrangements with Traxys. The Company’s existing offtake agreement with ThyssenKrupp Metallurgical Products GmbH, covering the remaining 50% of planned ferroniobium production over the first 10 years of production, is unchanged. The Traxys Agreement also grants Traxys the exclusive right, but not the obligation, to purchase the Company’s planned products other than ferroniobium, including scandium, titanium and rare earth products, and appoints Traxys as the Company’s exclusive global marketing and sales partner.

The Traxys Agreement had no impact on the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended June 30, 2026 filed on September 25, 2026 (the “Annual Report on Form 10-K”), which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Forward-looking statements have been based upon our current business and operating plans, as approved by the Board, and may include statements regarding, among other matters, the financial and business performance of NioCorp; NioCorp’s anticipated results and developments in the operations of NioCorp in future periods; NioCorp’s planned exploration and development activities; the adequacy of NioCorp’s financial resources; NioCorp’s ability to secure sufficient project financing to complete construction and commence operation of the Company’s niobium, scandium, titanium and rare earth project (the “Elk Creek Project”) located in southeastern Nebraska; NioCorp’s expectations on the form of future project financing; the necessity and impact of additional binding offtake agreements and the terms of such agreements, if any; NioCorp’s ability to receive a final commitment of financing from the Export-Import Bank of the United States (“EXIM”); future standards imposed by the U.S. federal government, if any; the estimated total upfront capital expenditure for the Elk Creek Project; NioCorp’s expectation and ability to produce niobium, scandium, titanium and the rare earth elements at the Elk Creek Project; NioCorp’s plans to produce and supply specific products and market demand for those products; NioCorp’s expectation that it will receive the full $10.0 million in reimbursement under the Department of War (“DoW”) Agreement; the intended use of our cash balance as of September 30, 2026, the proceeds from Warrant exercise issuances, and the reimbursement payments pursuant to the DoW Agreement; the Elk Creek Project’s ability to produce multiple critical metals; the Elk Creek Project’s projected ore production and mining operations over its expected mine life; statements with respect to the estimation of mineral resources and mineral reserves; statements with respect to projected product pricing, costs, and project economics; the exercise of options to purchase additional land parcels; the execution of contracts with engineering, procurement and construction companies; NioCorp’s possible future usage of artificial intelligence (“AI”) and the risks and challenges associated therewith; NioCorp’s ongoing evaluation of the impact of inflation, supply chain issues, tariffs, and geopolitical unrest on the Elk Creek Project’s economic model; construction of the main access to the underground portion (the “Portal Project”) of the Elk Creek Project; and the creation of full time and contract construction jobs over the construction period of the Elk Creek Project.

Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” and similar expressions, or statements that events, conditions, or results “will,” “may,” “could,” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates,” or “intends,” or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements reflect material expectations and assumptions, including, without limitation, expectations and assumptions relating to: NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; the future price of and demand for metals, including Al-Sc alloy; the impact that Chinese restrictions have on pricing and demand including the existence of a bifurcated market between China and the rest of the world; and the stability of the financial and capital markets. Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties, and assumptions. Many factors could cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks related to the following: NioCorp’s requirement of significant additional capital; NioCorp’s ability to receive sufficient project financing for the construction of the Elk Creek Project on acceptable terms, or at all; NioCorp’s ability to achieve the required milestones and receive the full $10.0 million in reimbursement under the DoW Agreement; NioCorp’s ability to receive a final commitment of financing from EXIM or other debt financing or financial support on acceptable timelines, on acceptable terms, or at all; NioCorp’s ability to continue to meet Nasdaq listing standards; risks relating to the Common Shares, including price volatility, lack of dividend payments and dilution or the perception of the likelihood of any of the foregoing; the extent to which NioCorp’s level of indebtedness and/or the terms contained in agreements governing NioCorp’s indebtedness, if any, or other agreements may impair NioCorp’s ability to obtain additional financing, on acceptable terms, or at all; NioCorp’s limited operating history; NioCorp’s history of losses; the material weakness in NioCorp’s internal control over financial reporting, NioCorp’s efforts to remediate such material weakness and the timing of remediation; the possibility that NioCorp may qualify as a “passive foreign investment company” (“PFIC”) under the Internal Revenue Code of 1986, as amended (the “Code”); the potential that the 2023 business combination with GXII could result in NioCorp becoming subject to materially adverse U.S. federal income tax consequences as a result of the application of Section 7874 and related sections of the Code; changes in tax laws and regulations; cost increases for NioCorp’s exploration and, if warranted, development projects; a disruption in, or failure of, NioCorp’s information technology systems, including those related to cybersecurity; equipment and supply shortages; variations in the market demand for, and prices of, niobium, scandium, titanium and rare earth products, including, without limitation, a reduction of demand for scandium from a downturn in capital spending for AI; impacts on the markets and pricing for scandium and rare earth products from the Chinese-based markets, including any future changes to export restrictions; current and future offtake agreements, joint ventures, and partnerships, including our ability to negotiate extensions to existing agreements or to enter into new agreements, on favorable terms or at all; NioCorp’s ability to negotiate definitive agreements for existing non-binding memoranda of understanding and non-binding term sheets; NioCorp’s ability to attract qualified management; estimates of mineral resources and reserves; mineral exploration and production activities; technical and economic study results; the results of metallurgical testing; the results of technological research; unexpected variations in the quantity of ore, grade or recovery rates, or the presence of deleterious elements that would affect the process plant or waste removal; unexpected geotechnical and hydrogeological conditions from what was assumed in the mine designs; changes in demand for and price of commodities (such as fuel and electricity) and currencies; competition in the mining industry; changes or disruptions in the securities markets; legislative, political or economic developments, including changes in federal and/or state laws that may significantly affect the mining and scandium alloy industries; trade policies and tensions, including tariffs and other export controls; inflationary pressures; the impacts of climate change, as well as actions taken or required by governments related to strengthening resilience in the face of potential impacts from climate change; changes in other environmental and social factors; the need to obtain permits and comply with laws and regulations and other regulatory requirements; the timing and reliability of sampling and assay data; the possibility that actual results of work may differ from projections/expectations or may not realize the perceived potential of NioCorp’s projects; risks of accidents, equipment breakdowns, and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in development programs; operating or technical difficulties in connection with exploration, mining, development or scandium alloy production activities; management of the water balance at the Elk Creek Project site; land reclamation requirements related to the Elk Creek Project; the speculative nature of mineral exploration and development, including the risks of diminishing quantities or grades of reserves and resources; claims on the title to NioCorp’s properties; the infringement or loss of NioCorp’s intellectual property rights; potential future litigation; NioCorp’s lack of insurance covering all of NioCorp’s operations; and changes in operating and capital costs, exchange rates, metallurgical performance, labor availability and other risks associated with the mining industry.

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

Qualified Person

All technical and scientific information that forms the basis for the Elk Creek Project disclosure included in this Quarterly Report on Form 10-Q has been reviewed and approved by Scott Honan, M.Sc., SME-RM, NioCorp’s Chief Operating Officer. Mr. Honan is a “Qualified Person” as such term is defined in National Instrument 43-101 – Standards of Disclosure for Mineral Projects and subpart 1300 of Regulation S-K (“S-K 1300”).

Company Overview

NioCorp, through Elk Creek Resources Corp. (“ECRC”), an indirect majority-owned subsidiary of the Company, is developing the Elk Creek Project, a critical minerals project that, if and when developed, is expected to produce niobium, scandium, titanium, and several rare earth products, including neodymium-praseodymium oxide, dysprosium oxide, terbium oxide, samarium-europium-gadolinium (“SEG”) carbonate, and heavy rare earth carbonate, as contemplated by the 2026 Elk Creek Study (as defined below). The Elk Creek Project is located near Elk Creek, Nebraska, in the southeast portion of the state.

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

Recent Corporate Events

•
On October 13, 2026, ECRC entered into a binding offtake agreement (the “Traxys Agreement”) with Traxys North America LLC (“Traxys”). Under the Traxys Agreement, and subject to certain exclusions, Traxys will purchase, on a take-or-pay basis, 50% of the Elk Creek Project’s planned ferroniobium production over the first 15 years of production. The Traxys Agreement supersedes and replaces the Company’s prior ferroniobium and scandium offtake arrangements with Traxys. The Company’s existing offtake agreement with ThyssenKrupp Metallurgical Products GmbH, covering the remaining 50% of planned ferroniobium production over the first 10 years of production, is unchanged. The Traxys Agreement also grants Traxys the exclusive right, but not the obligation, to purchase the Company’s planned products other than ferroniobium, including scandium, titanium and rare earth products, and appoints Traxys as the Company’s exclusive global marketing and sales partner.

Elk Creek Project Update

•
On August 10, 2026, the Company announced the results of a pre-feasibility study prepared by qualified persons for the Elk Creek Project (the “2026 Elk Creek Study”), which is summarized in a technical report summary for the Elk Creek Project that has been prepared in accordance with the requirements of S-K 1300, with an effective date of June 30, 2026, filed as Exhibit 96.1 to the Annual Report on Form 10-K (the “2026 S-K 1300 Elk Creek Technical Report Summary”). The 2026 Elk Creek Study was filed under the Company’s SEDAR+ as a technical report titled “NI 43-101 Technical

Report Feasibility Study Elk Creek Project, Nebraska” with an effective date of August 10, 2026.
The 2026 Elk Creek Study qualifies as a pre-feasibility study under S-K 1300 and as a feasibility study under Canada’s National Instrument 43-101, and includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,849 million, including a contingency of 14%. The reason that the 2026 Elk Creek Study does not qualify as a feasibility study under S-K 1300 is because additional work with respect to the engineering of and procurement for the planned surface plant is required to allow the qualified person to reduce the overall contingency range attributed to the initial capital expenditure estimate for the Elk Creek Project from the current 14% to less than or equal to 10%. Even as additional work is completed and the contingency range is reduced, accordingly, there can be no assurance that the actual initial capital expenditure requirements will not materially exceed estimates. The Company believes that the completion of the 2026 Elk Creek Study satisfies a key EXIM due diligence requirement reflected in the PPL (as defined below), and the Company now expects to advance to the next steps of the process relating to detailed engineering, procurement and construction contracting. See “—Liquidity and Capital Resources—Proposed Project Financing from EXIM” below for the Company’s discussion of the EXIM Financing (as defined below).
•
During the three months ended September 30, 2026, the Company continued construction of the Portal Project. The Portal Project has an overall budget of $44.6 million, and through September 30, 2026, the Company has incurred approximately $12 million in construction costs. In addition, road improvements adjacent to the Elk Creek Project site, funded from the escrow held with Johnson County, Nebraska, continued during the quarter.

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

	For the Three Months Ended September 30,
	2026	2025
Operating expenses
Exploration expenditures	$2,299	$7,084
General and administrative expenditures	5,772	4,934
Total operating expenses	8,071	12,018
Change in fair value of earnout shares liability	(4,126)	14,496
Change in fair value of warrant liabilities	(4,374)	17,558
Interest income	(3,347)	(560)
Other non-operating expense (income)	15	(5)
Income tax benefit	—	—
Less: Net (loss) attributable to redeemable noncontrolling interest	(420)	(848)
Net income (loss) and comprehensive income (loss) attributable to the Company	$4,181	$(42,659)

Net income (loss) per common share, basic	$0.03	$(0.53)
Net income (loss) per common share, diluted	0.01	(0.53)

Three-month period ended September 30, 2026 compared to the three-month period ended September 30, 2025

Significant items affecting operating expenses are noted below:

Exploration expenditures decreased for the three-month period in 2026 as compared to 2025, primarily due to field-based costs associated with the previously announced drilling program at the Elk Creek Project, which was substantially completed by September 30, 2025, partially offset by increased project advancement costs incurred during the three-month period ended September 30, 2026.

General and administrative expenditures increased for the three-month period in 2026 as compared to 2025, reflecting an overall increase in corporate compliance, governance, financing, and other Elk Creek Project advancement activities. This includes increased expenses for growth in employee headcount, consulting expenses, and professional fees to support financing initiatives and Elk Creek Project advancement.

Other significant items impacting the change in the Company’s net income (loss) and net income (loss) per share are noted below:

Change in fair value of earnout shares liability represents the impact of changes in fair value related to valuation of the shares of Class B common stock of ECRC, the rights of the holders of which to exchange such shares into Common Shares are subject to certain vesting conditions (such shares of ECRC Class B common stock, the “Earnout Shares”). The decrease in fair value for the three-month period in 2026, compared to an increase for the same period in 2025, primarily reflects the decrease in the Company’s Common Share price in the financial modeling used to determine the period end fair value.

Change in fair value of warrant liabilities represents the impact of changes in fair value of Warrants recorded as liabilities in the Condensed Consolidated Balance Sheets. The decrease in fair value for the three-month period in 2026, compared to an increase for the same period in 2025, primarily reflects decreases in the Company’s Common Share price used in the Black-Scholes valuation of outstanding Warrant liabilities.

Interest income represents earnings from the investment of excess cash balances in a commercial money market account. The increase for the three-month period in 2026 as compared to 2025 is attributable to higher cash balances resulting from timing of our financing efforts.

Loss attributable to redeemable noncontrolling interest represents the portion of net loss in ECRC attributable to the Vested Shares, which are not owned by the Company. The decrease in loss for the three-month period in 2026 as compared to 2025 is related to the decreased exploration expenditures, as noted above, incurred by ECRC.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash and cash equivalents of $403.4 million and working capital of $394.0 million, compared to cash and cash equivalents of $415.0 million and working capital of $402.3 million as of June 30, 2026. The overall decline in both cash and working capital reflects the funding of operations and capital expenditures during the period. The Company has no outstanding long-term debt.

Short-Term Liquidity and Planned Expenditures

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned cash outflows are approximately $85 million to $95 million for the next twelve months. In addition to the settlement of outstanding accounts payable and other short-term liabilities, our planned cash outflows over the next twelve months are expected to consist of expenditures relating to the advancement of the Elk Creek Project by NioCorp’s majority-owned subsidiary, ECRC, corporate overhead costs, and estimated costs related to securing the financing necessary for construction of the Elk Creek Project.

We expect our cash balance as of September 30, 2026, together with the proceeds from the exercise of Warrants and Options, if any, and the reimbursement payments to which ECRC is entitled pursuant to the DoW Agreement, to be sufficient to fund our planned cash outflows for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. That expectation relates to the activities described above and does not extend to the capital required to construct the Elk Creek Project and achieve commercial production, which the Company must finance separately as described under “Long-Term Liquidity Requirements” below. If project financing is delayed, the Company has the ability to defer or reduce a substantial portion of its planned expenditures until such financing is in place.

The planned expenditures relating to the advancement of the Elk Creek Project over the next twelve months include, but are not limited to, continued construction of the Portal Project; detailed engineering; procurement and construction contracting activities; planning and deposits for long-lead equipment; metallurgical test work; environmental and permitting activities; community and stakeholder engagement programs; and advisory costs relating to securing project financing. The planned corporate overhead costs over the next twelve months are approximately $20 million, including Elk Creek property lease commitments, and the settlement of outstanding accounts payable as of September 30, 2026.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist principally of the capital required to construct the Elk Creek Project and to fund the Company’s operations through the commencement of commercial production.

On August 10, 2026, the Company announced the results of the 2026 Elk Creek Study, which is summarized in the 2026 S-K 1300 Elk Creek Technical Report Summary filed as Exhibit 96.1 to the Annual Report on Form 10-K. The 2026 S-K 1300 Elk Creek Technical Report Summary includes an estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,849 million, including a contingency of 14%, which is an increase of approximately $708 million compared to the estimated total upfront capital expenditure for the Elk Creek Project of approximately $1,141.0 million that was included in the previous technical report summary for the Elk Creek Project prepared in accordance with S-K 1300, with an effective date of June 30, 2022, originally filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. The increase reflects, among other things, a substantially redesigned processing plant and mining operation that is intended to produce eight critical mineral products, from the previous plan to produce three critical mineral products, as well as significant inflationary impacts since the previous feasibility study.

The total amount of financing the Company will require is greater than the estimated total upfront capital expenditure for the Elk Creek Project, because the Company must also fund costs that are not included in that estimate, including financing fees and transaction costs; interest accruing during the development period; working capital required at start-up; reclamation and other financial assurance obligations; corporate overhead costs through the commencement of commercial production; and any cost escalation or cost overruns in excess of the contingency included in the 2026 S-K 1300 Elk Creek Technical Report Summary. The Company would therefore require additional financing to fund that estimated capital expenditure alone, before giving effect to the additional costs described above. The Company does not expect to fund the development of the Elk Creek Project from any single source. Management currently anticipates that it would be provided by a combination of sources of financing, in the targeted proportions and from the categories of sources described below.

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

Management currently anticipates that it will fund the upfront capital expenditure amount for the Elk Creek Project through a combination of debt and equity financing, with approximately 65% of such amount being funded from the net proceeds of debt financing, including the amount of debt that would be represented by the EXIM Financing, if any. The balance, representing approximately 35% of such amount, is expected to be funded from the net proceeds of equity financing or other funding available to the Company. The debt component contemplated by this funding mix may exceed the EXIM Financing, as described under “Proposed Project Financing from EXIM” below. In addition to the EXIM Financing, the Company may also seek to fund a portion of the debt component from other export credit agencies and from commercial lenders. The ultimate composition of the debt component has not been determined and may or may not include lenders other than EXIM. The Company has not obtained a commitment for any portion of the debt financing required to construct the Elk Creek Project, and there can be no assurance that debt financing will be available in the amount, or on the terms, that management currently anticipates, or at all. Management is actively pursuing additional sources of debt and equity financing to meet its long-term funding requirements, and while it has been successful in doing so in the past, there is no assurance that we will be able to obtain any such additional financing on acceptable terms, if at all. See Part I, Item 1A, “Risk Factors” in the Annual Report on Form 10-K.

Because the funding mix that management currently anticipates contemplates that approximately 35% of the upfront capital expenditure for the Elk Creek Project would be funded with equity or other funding available to the Company, and because the Company’s cash on hand as of September 30, 2026 represents less than 35% of the estimated total upfront capital expenditure for the Elk Creek Project, the Company expects that it may be required to raise additional equity capital in order to fund this portion of the Elk Creek Project’s upfront capitalization. The amount of equity capital the Company will be required to raise will depend on, among other things, the final upfront capital cost of the Elk Creek Project, the amount and terms of the debt financing the Company is able to obtain, and the minimum equity contribution, leverage limitations and coverage ratios that prospective lenders require. See Part I, Item 1A, “Risk Factors” in the Annual Report on Form 10-K.

Proposed Project Financing from EXIM

The estimated financing costs associated with the Elk Creek Project over the next twelve months include, but are not limited to, costs relating to the EXIM application process, the scope of which remains under discussion with EXIM. On June 6, 2023, the Company announced that it had submitted an application to EXIM for debt financing, which may include a loan or loan guarantee, to fund a portion of the project costs for the Elk Creek Project, under EXIM’s “Make More in America” initiative (the “EXIM Financing”). The Company was informed that its application received approval by the first of three reviews by the EXIM Transaction Review Committee (“TRC”) on October 2, 2023. In April 2024, EXIM provided the Company with a Preliminary Project Letter (“PPL”), which also conveyed EXIM’s initial due diligence findings on the Company’s application. The PPL did not state a total amount of the EXIM Financing. Instead, the PPL provided that the amount of the EXIM Financing that could be made available for the Elk Creek Project will be scaled based on the number of U.S. jobs supported, both during construction and over the life of EXIM’s financing, and subject to certain expectations regarding the ratio of debt-to-equity financing for the Elk Creek Project. The PPL also identified additional project activities to be undertaken by the Company as part of EXIM’s due diligence process, including, among other things, an updated mine plan and updated Elk Creek Project capital costs on a final or close-to-final basis reflecting updated process flows. On February 4, 2025, EXIM advanced the Company’s application to the next stage of the TRC’s reviews and selected RPMGlobal USA, Inc., whose mining advisory business has since been acquired by SLR Consulting, to conduct an independent technical review of the Elk Creek Project, and in October 2025 the Company executed a professional services agreement with SLR Consulting to conduct an independent environmental and social review as part of EXIM’s ongoing due diligence. The Company’s application remains at the next stage of the TRC’s review process. If the application is approved and supported by EXIM staff, it would be subject to a final decision by EXIM’s Board of Directors.

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

The Company believes that the completion of the 2026 Elk Creek Study satisfies a key EXIM due diligence requirement reflected in the PPL, and the Company expects to advance to the next steps of the process relating to detailed engineering, procurement, and construction contracting. The Company further believes that the 2026 Elk Creek Study, with its updated economic model, mineral resource and mineral reserve estimates and increased job creation projections, demonstrates that the Elk Creek Project satisfies the criteria for increased financing as contemplated by the PPL.

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

Other Government and Export Credit Support

In addition to the EXIM Financing, the Company has pursued other government-supported sources of capital for the Elk Creek Project. For example, on August 4, 2025, ECRC entered into the DoW Agreement, a Project Sub-Agreement with Advanced Technology International, an entity acting on behalf of the Defense Industrial Base Consortium under the authority of the DoW, pursuant to which ECRC is entitled to receive up to an aggregate of approximately $10.0 million of reimbursement payments from the DoW upon the achievement of certain project milestones. The DoW Agreement has an initial term through December 30, 2028. As of September 30, 2026, approximately $8.9 million of such reimbursement payments had been billed and approximately $1.1 million remained available upon the achievement of the remaining milestones. In addition, we are seeking other alternative sources of debt financing, which may include loans or loan guarantees from commercial or government-supported sources. The Company can provide no assurance as to the timing or outcome of any additional debt financing arrangements, or that any other loans or loan guarantees will ultimately be obtained. See Part I, Item 1A, “Risk Factors” in the Annual Report on Form 10-K.

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

The DoW Agreement does not provide funding for the construction of the Elk Creek Project, and neither the UK Export Finance expression of interest nor the in-principle eligibility approval from the Federal Republic of Germany represents a financing commitment.

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

Capital Resources and Restrictions on Financing

Except for the potential funding from the exercise of Options and Warrants and the reimbursement payments available to ECRC under the DoW Agreement, we currently have no further funding commitments or arrangements for additional financing as of the date of this Quarterly Report on Form 10-Q. Pursuant to the exchange agreement, dated as of March 17, 2023, by and among NioCorp, ECRC, and GX Sponsor II LLC (the “Exchange Agreement”), NioCorp is restricted from issuing equity or equity-linked securities (other than Common Shares) or any preferred equity or non-voting equity if such issuance would adversely impact the rights of the holders of the shares of Class B common stock of ECRC, without the consent of the holders of a majority of the shares of Class B common stock of ECRC. Notwithstanding the restrictions set forth in the Exchange Agreement, there can be no assurance that we will be able to secure additional financing on acceptable terms, or at all. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management may pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, Warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to public offerings in the form of underwritten/brokered offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities, including secured and unsecured convertible debt instruments, or secured debt project financing.

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

Additional Capital Requirements

As defined under S-K 1300, we are a development stage issuer, and we have incurred losses since our inception. The Company will require additional capital to construct the Elk Creek Project and to meet its long-term operating requirements. Based on its current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within one year from the issuance date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared on a going concern basis. Management expects that future capital requirements will be met through a combination of debt financing, equity financing and other funding sources.

Operating Activities

During the three-month period ended September 30, 2026, the Company’s operating activities consumed $6.2 million of cash (2025: $6.7 million). The Company reported net income of $3.8 million for the period, primarily due to non-cash gains of $8.5 million from decreases in the fair value of the Earnout Shares and Warrant liabilities, driven by the decline in the Company’s share price. After adjusting for these gains and other non-cash items, including $1.7 million of share-based compensation, the remaining operating cash outflows were used to fund operations. Going forward, the Company’s working capital requirements are expected to increase substantially in connection with the development of the Elk Creek Project.

Investing Activities

During the three-month period ended September 30, 2026, the Company’s investing activities consumed $5.6 million of cash (2025: $14.0 million). The cash used in investing activities for the three months ended September 30, 2026, primarily represents additional expenditures associated with ongoing construction of the Portal Project. Investing activities for the three months ended September 30, 2025 consisted of land and mineral rights purchases.

Financing Activities

Financing outflows totaled $0.17 million during the three-month period ended September 30, 2026 (2025: $158.0 million inflow). The cash used in financing activities for the three months ended September 30, 2026, primarily represents expenditures on loan financing costs. Financing activities for the three months ended September 30, 2025 consisted of gross receipts of $155.0 million from equity offerings and $15.3 million from Warrant exercises, offset by $12.3 million of share issuance costs.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Estimates and Recent Accounting Pronouncements” as of June 30, 2026, in the Annual Report on Form 10-K.

Certain U.S. Federal Income Tax Considerations

If NioCorp (or a subsidiary) is a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of Common Shares or other NioCorp securities (as determined under applicable U.S. federal income tax law), then certain significant adverse tax consequences could apply to such U.S. holder, including requirements to treat any gain realized upon a disposition of Common Shares (or other securities) as ordinary income, to include certain “excess distributions” on Common Shares in income, and to pay an interest charge on a portion of any such gain or distribution. NioCorp believes that it was classified as a PFIC during the taxable years ended June 30, 2026 and 2025, and, based on the current composition of its income and assets, as well as current business plans and financial expectations, that it may be classified as a PFIC for its current taxable year or in future taxable years. No opinion of legal counsel or ruling from the Internal Revenue Service (the “IRS”) concerning the PFIC status of NioCorp or any subsidiary has been obtained or is currently planned to be requested. The determination of whether any corporation was, or will be, a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether any corporation will be a PFIC for any taxable year depends on the assets and income of such corporation over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Quarterly Report on Form 10-Q. In addition, even if NioCorp concluded that it or any subsidiary was not classified as a PFIC, the IRS could challenge such determination and a court could sustain the challenge. Accordingly, there can be no assurance that NioCorp or any subsidiary will not be classified as a PFIC for any taxable year. Each holder of Common Shares or other NioCorp securities should consult its own tax advisors regarding the PFIC status of NioCorp and each subsidiary thereof and the resulting tax consequences to the holder, as well as any potential to mitigate such tax consequences through a “QEF” or “mark-to-market” election. See the “Risk Factors” section of the Annual Report on Form 10-K.

Other

The Company has one class of shares, being Common Shares. A summary of outstanding Common Shares, Vested Shares, Options, and Warrants as of November 5, 2026, is set out below, on a fully diluted basis.

Common Shares Outstanding
(Fully Diluted)
Common Shares	146,472,789
Vested shares of ECRC Class B common stock (1)	3,516,140
Options (2)	5,039,419
Warrants (3)	18,073,371
(1)
Each exchangeable into one Common Share at any time, and from time to time, until March 17, 2033.
(2)
Each exercisable into one Common Share.
(3)
Includes 15,666,526 NioCorp Assumed Warrants that are each exercisable into 1.11829212 Common Shares and 2,406,845 Warrants that are each exercisable into one Common Share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company’s exposure to changes in market interest rates relates primarily to the Company’s earned interest income on cash deposits. The Company maintains a balance between the liquidity of cash assets and the interest rate return thereon. The carrying amount of financial assets, net of any provisions for losses, represents the Company’s maximum exposure to interest rate risk.

Foreign currency exchange risk

The Company incurs expenditures in both U.S. dollars and Canadian dollars. Canadian dollar expenditures are primarily related to certain engineering and metallurgical expenses, as well as certain professional services. As a result, currency exchange fluctuations may impact the costs of our operating activities. To reduce this risk, we maintain sufficient cash balances in Canadian dollars to fund expected near-term expenditures.

Commodity price risk

The Company is exposed to commodity price risk related to the elements associated with the Elk Creek Project. A significant decrease in the global demand for these elements may have a material adverse effect on our business. The Elk Creek Project is not in production, and the Company does not currently hold any commodity derivative positions.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of NioCorp Developments Ltd. has evaluated, under the supervision of and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, the CEO and the CFO have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness in our internal control over financial reporting, our CEO and CFO have concluded that the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

As previously disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which is described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that the one material weakness disclosed in the Company’s Annual Report on Form 10-K continued to exist as of September 30, 2026. That material weakness relates to a deficiency in the principles associated with the control activities component of internal control, based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission:

•
Control Activities: Management did not maintain effective controls over the design and implementation of process-level control activities related to vendor banking information.

The material weakness described above could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected. The material weakness did not result in any misstatement of the Company’s consolidated financial statements.

Remediation Plan

To address the material weakness existing as of September 30, 2026 described above, we are continuing to implement a remediation plan. These actions include the following:

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

While we continue to devote significant time and attention to these remediation efforts, the material weakness will not be considered remediated until the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. Management currently expects to complete these actions during fiscal year 2027.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1(1)	Notice of Articles dated April 5, 2016
3.2(1)	Articles, as amended, effective as of January 27, 2015
3.3(2)	Amendment to Articles, effective March 17, 2023
10.1(3)#	Employment Agreement, dated as of July 1, 2026, by and between Elk Creek Resources Corporation and Ernest Cleave
10.2#	Amendment to Contract, dated July 8, 2026, between the Company and 76 Resources, LLC
10.3*	Offtake Agreement, dated October 13, 2026, between Elk Creek Resources Corp. and Traxys North America LLC
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS(4)	Inline XBRL Instance Document
101.SCH(4)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#---Management compensation plan, arrangement, or agreement.

*---Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.

(1) Previously filed as an exhibit to the Company’s Draft Registration Statement on Form S-1 (Registration No. 377-01354) submitted to the SEC on July 26, 2016, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-41655) filed with the SEC on March 17, 2023, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-41655) filed with the SEC on September 25, 2026, and incorporated herein by reference.

(4) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026, (ii) the Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months ended September 30, 2026 and 2025, (iii) the Interim Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2026 and 2025, (iv) the Interim Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the Three Months ended September 30, 2026 and 2025 and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIOCORP DEVELOPMENTS LTD.

(Registrant)

By:	/s/ Mark A. Smith
Mark A. Smith
President, Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: November 5, 2026

By:	/s/ Neal Shah
Neal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 5, 2026